Form 10QSB
period 1996-03-31
UNIVERSAL SELF CARE INC
filed 1996-05-21
CIK 879465

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM____________ TO_____________

          COMMISSION FILE NUMBER 1-11568

                            UNIVERSAL SELF CARE, INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

  DELAWARE                                        95-4228470
__________________________________           ____________________
(STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                              11585 FARMINGTON ROAD
                               LIVONIA, MI  48150
                    ________________________________________
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (313) 261-2988

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES   X      NO
                                   -----       -----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.0001 PAR VALUE, AS OF MAY 15, 1996 WAS 7,201,405 SHARES.

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                      INDEX



                                                                    PAGE
PART I - FINANCIAL INFORMATION                                      ----

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets - June 30, 1995
       and March 31, 1996                                             3

     Consolidated Statements of Operations - For the three
       months and the nine months
       ended March 31, 1995 and 1996                                  4

     Consolidated Statements of Cash Flows - For the
      nine months ended March 31, 1995 and 1996                       5

     Notes to Consolidated Financial Statements                     6 - 10

ITEM 2 - MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                         11 - 16

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                             16

SIGNATURE                                                             17

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                                      June 30,      March 31,
                                                                                        1995          1996
                                                                                   ------------   ------------
                                  ASSETS

CURRENT ASSETS:
     Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    87,853   $   123,171
     Cash escrow reserve for audit contengencies . . . . . . . . . . . . .                    -     1,550,000
     Accounts receivable, net of allowance for doubtful accounts
     of $1,626,600 at June 30, 1995 and $1,784,646 at March 31, 1996 . . .            8,639,769     2,003,791
     Refundable allowances receivable  . . . . . . . . . . . . . . . . . .                    -     4,949,950
     Other accounts receivable and notes receivable. . . . . . . . . . . .               98,155         8,474
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,269,370       783,929
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .              315,534     1,239,026
                                                                                    -----------   ------------
          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .           10,410,681    10,658,341
                                                                                    -----------   ------------

PROPERTY AND EQUIPMENT (Net) . . . . . . . . . . . . . . . . . . . . . . .              588,329       871,887

DEPOSITS AND OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .              111,513        43,748

INTANGIBLE ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,021,857     6,077,475
                                                                                    -----------   ------------
                                                                                    $17,132,380   $17,651,451
                                                                                    -----------   ------------
                                                                                    -----------   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 5,313,337   $ 6,613,516
     Revolving credit loan . . . . . . . . . . . . . . . . . . . . . . . .              884,000             -
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            1,077,459     1,438,921
     State audit reserves  . . . . . . . . . . . . . . . . . . . . . . . .            1,400,000     1,400,000
     Related party loans . . . . . . . . . . . . . . . . . . . . . . . . .              250,000        60,000
     Current portion of long-term debt . . . . . . . . . . . . . . . . . .              718,028       661,380
                                                                                    -----------   -----------
          TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . .            9,642,824    10,173,817
                                                                                    -----------   -----------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,519,731     2,084,677
                                                                                    -----------   -----------

PREFERRED STOCK, Series A  . . . . . . . . . . . . . . . . . . . . . . . .            2,276,391     2,236,315
                                                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, Series B Cumulative Convertible, $.0001 par value,
       10,000,000 shares authorized, 1,580,000 shares issued and
       outstanding, including 580,000 shares of Series A . . . . . . . . .              505,000       505,000
     Common stock, $.0001 par value; 20,000,000 shares
       authorized, 6,149,057 shares issued and outstanding at June 30, 1995
       and 6,669,280 shares outstanding at March 31, 1996  . . . . . . . .                  615           667
     Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .            8,607,951     9,093,378
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .           (5,420,132)   (6,442,403)
                                                                                    -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .            3,693,434     3,156,642
                                                                                    -----------   -----------
                                                                                    $17,132,380   $17,651,451
                                                                                    -----------   -----------
                                                                                    -----------   -----------


                 See notes to consolidated financial statements

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------    ---------------------------
                                                          1995           1996           1995          1996
                                                     ------------     ----------    -----------   -----------
REVENUES . . . . . . . . . . . . . . . . . . . . .     $4,959,433     $8,662,337    $14,794,525   $27,119,887

COST OF GOODS SOLD . . . . . . . . . . . . . . . .      3,151,804      5,362,463      9,649,194    16,763,111
                                                     ------------     ----------    -----------   -----------

     GROSS PROFIT. . . . . . . . . . . . . . . . .      1,807,629      3,299,874      5,145,331    10,356,776

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES. . . . . . . . . . . . .      1,767,844      3,755,940      5,273,309    10,527,977
RESTRUCTURING CHARGES  . . . . . . . . . . . . . .        146,000                       276,000
                                                     ------------     ----------    -----------   -----------
OPERATING INCOME/(LOSS)  . . . . . . . . . . . . .       (106,215)      (456,066)      (403,978)     (171,201)

OTHER EXPENSES:
  Amortization and write-off of finance costs  . .              -         36,878                       90,959
  Interest expense, net  . . . . . . . . . . . . .         89,879        253,419        171,445       606,853
                                                     ------------     ----------    -----------   -----------

NET INCOME/(LOSS)  . . . . . . . . . . . . . . . .     $ (196,094)    $ (746,363)   $  (575,423)  $  (869,013)
                                                     ------------     ----------    -----------   -----------
                                                     ------------     ----------    -----------   -----------

NET INCOME/(LOSS) PER SHARE  . . . . . . . . . . .     $    (0.05)    $    (0.12)   $     (0.15)  $     (0.16)

WEIGHTED AVERAGE NUMBER OF SHARES USED
  IN COMPUTATION . . . . . . . . . . . . . . . . .      3,789,057      6,669,280      3,789,057     6,501,724

                 See notes to consolidated financial statements

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                                  1995            1996
                                                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   (575,423)  $  (869,013)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .              128,464       401,712
   Changes in assets and liabilities, net of effect of acquisition:
         (Increase) decrease in accounts receivable  . . . . . . . . . . . . . . . .           (1,674,650)    6,962,108
         (Increase) decrease in receivable from accounts receivable sales. . . . . .                    -    (4,949,950)
         (Increase) decrease in other accounts receivable  . . . . . . . . . . . . .             (256,056)       89,681
         (Increase) decrease in inventories  . . . . . . . . . . . . . . . . . . . .              116,210       571,003
         (Increase) decrease in prepaid expenses and other assets  . . . . . . . . .             (132,708)     (923,493)
         (Increase) decrease in deposits and other assets  . . . . . . . . . . . . .               (5,903)       67,765
         (Increase) decrease in intangible assets  . . . . . . . . . . . . . . . . .                    -      (135,480)
         Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . .            1,603,953     1,300,179
         Increase (decrease) in accrued liabilities  . . . . . . . . . . . . . . . .              119,906       361,462
                                                                                             ------------   -----------
         Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (100,784)    3,744,987
                                                                                             ------------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .             (676,207)    2,875,974
                                                                                             ------------   -----------
CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (113,317)     (407,995)
   Net cash paid for acquisition . . . . . . . . . . . . . . . . . . . . . . . . . .             (106,503)     (150,000)
                                                                                             ------------   -----------
NET CASH FROM INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . .             (219,820)     (557,995)
                                                                                             ------------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Increase in cash escrow reserve account . . . . . . . . . . . . . . . . . . . . .                    -    (1,550,000)
   Increase/(decrease) in revolving credit line  . . . . . . . . . . . . . . . . . .              365,000      (884,000)
   Issuance of common stock , net of expenses  . . . . . . . . . . . . . . . . . . .                    0       485,479
   Issuance of note payable, net of discount . . . . . . . . . . . . . . . . . . . .                    -     1,783,972
   Issuance/(Repayment) of related party loans . . . . . . . . . . . . . . . . . . .              100,000      (190,000)
   Loans from Bridge Investors . . . . . . . . . . . . . . . . . . . . . . . . . . .              400,000
   Redemption Series A Preferred Stock . . . . . . . . . . . . . . . . . . . . . . .                    -       (40,076)
   Dividends, Series A Preferred stock . . . . . . . . . . . . . . . . . . . . . . .                    -      (153,258)
   Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             (184,044)   (1,734,778)
                                                                                             ------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .              680,956    (2,282,661)
                                                                                             ------------   -----------
NET INCREASE (DECREASE) IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . .             (215,071)       35,318
CASH - beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              251,893        87,853
                                                                                             ------------   -----------
CASH - end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     36,822   $   123,171
                                                                                             ------------   -----------
                                                                                             ------------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest  . . . . . . . . . . . . . . . . . . . .         $     47,459   $   496,462
                                                                                             ------------   -----------
                                                                                             ------------   -----------



                 See notes to consolidated financial statements

                            UNIVERSAL SELF CARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1996
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     Reference is made to the audit report of Universal Self Care, Inc. (the "Company") dated September 9, 1995 for the year ended June 30, 1995.

     The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

2. EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period after giving effect for preferred stock dividends during the period.

3. CONTINGENCIES

     The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits that covered the period from July 1, 1990 through June 30, 1993. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. The Company maintains that it has conformed with pricing regulations because its prices are consistent for the services being provided. They contend that the Representatives from the Controller's Office have compared prices for different services with different delivery methods. The Company further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and those charges were in compliance with current regulations. State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS"). The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In October 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company issued a Statement of Disputed Issues with the Office of Administrative

Appeals, Department of Health Services as its formal appeal to the Letter of Demand. A hearing was held with the Department of Health Services on January 17, 1996, the results of which will not be available for several months. Company management intends to vigorously defend its position regarding pricing practices for services rendered.

     The Company has also undergone an audit by the California State Board of Equalization ("SBE") as a result of separate findings made by the State Controller's Office. The SBE has disagreed with the Company's policies regarding its sales tax payments on certain items. The Company has maintained that sales of diabetes supplies, when made pursuant to a doctor's prescription, are transactions exempt from the collection and payment of sales taxes in California. The SBE has indicated that only sales of insulin and insulin syringes are exempt from California sales tax and that blood glucose meters, testing strips and finger-prick lancets are taxable items. The SBE has assessed sales tax on the sales of these items and it has issued a Notice of Determination covering the period from July 1, 1989 through September 30, 1993 totaling $790,834, which is comprised of taxes due in the amount of $691,695 and interest due through September 30, 1993 in the amount of $99,139. The Company has protested these findings and is in the process of appealing this assessment. The Company has accrued and paid sales taxes on sales of the items in question during all periods since the date of the period under audit. Such sales taxes amounted to approximately $661,902 during the fiscal year ended June 30, 1995 and $601,272 during the 1996 Nine Month Period. Additionally, the Company has accrued interest expense on the alleged sales taxes due during the audit period in a cumulative amount of approximately $207,726 as of March 31, 1996.

     Based upon the above contingencies, the Company has provided a reserve, in the event that a defense of it's positions does not prevail, of $950,000 during the fiscal year ended June 30, 1994 ($50,000 of which was deposited in connection with the sales tax issue) and has provided a further reserve of $500,000 during the fiscal year ended June 30, 1995. The addition to the reserves during 1995 was determined to be appropriate at that time because management feels that a compromise and settlement may be required in order to terminate each of these matters. Allocation of the total reserve of $1,450,000 between the DHS and the SBE actions is not possible because, in the event of a settlement with DHS, the amount of the liability with the SBE could be favorably impacted. The total reserve of $1,450,000 is considered adequate at this time to cover any anticipated settlements relating to these matters.

     The Company's PCS subsidiaries are currently the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services provided by the PCS Companies and (ii) Medicare's payment to the PCS Companies for claims which were allegedly not properly subject to Medicare reimbursement. Medicare has withheld approximately $300,000 of payments due for claims reimbursement to cover the estimated liability which may result from this investigation. Management of the Company believes that the final assessment, if any, will not exceed this amount, and intends to vigorously defend this assessment.

4. ACQUISITIONS

     In August, 1995, the Company purchased certain assets of a diabetes supply segment of a business that provides in-patient care for individuals with diabetes. The agreement provides the Company with the opportunity to sell diabetes supplies to the ongoing customers of the company that provides in-patient care. The purchase price for these assets was approximately $609,000 and was payable $150,000 at closing, followed by nine successive monthly installments of $51,012 plus interest. The acquisition involved the purchase of accounts receivable of approximately $326,000 and inventory and fixed assets of approximately $109,000. Goodwill was recorded in connection with this purchase in the amount of approximately $174,000.


5. ACCOUNTS RECEIVABLE FINANCING

     On October 16, 1995, Crestar Bank requested that the Company make arrangements to payoff the revolving bank line that matured on October 31, 1995. The bank verbally informed the Company that the repayment of the revolving bank line of credit would be extended, if necessary, through January 31, 1996. The revolving bank line was repaid in full on January 17, 1996 as described below.

     On January 17, 1996, the Company and five of its operating subsidiaries entered into an Agreement with Daiwa Healthco-1, Inc. ("Daiwa") which provides for weekly sales of qualifying accounts receivable to Daiwa. The qualifying accounts receivable generally consist of accounts that are less than 180 days unpaid from the service date. The sale proceeds to the Company are determined on a formula basis after allowance for certain default reserves, dilution reserves, servicing fees and other expenses. The term of the Agreement is through September 14, 1998. The Agreement initially permits up to $10,000,000 in aggregate outstanding purchase price of receivables at any one time.

     The initial sale of accounts receivable to Daiwa consisted of accounts receivable in an aggregate face amount of $6,000,000, and yielded initial gross proceeds to the Company of $3,840,000. In calculating the proceeds, Daiwa held back contractual allowances, including fees, of approximately $2,160,000, or 36% of the face amount of the receivables. Fees charged in connection with this sale were approximately $117,000, or 2.44%. Under the terms of the Agreement, collections on the receivables in excess of the initial gross proceeds, plus the fees, are returned to the Company. Under the agreement with Daiwa, all accounts receivable sold to Daiwa on which Daiwa does not collect payment within 180 days will be reassigned to the Company and replaced with eligible receivables of equal value. To the extent that there are no eligible receivables available, the amount initially paid by Daiwa would be deducted from default reserves held by Daiwa. The total proceeds from the collection of these receivables is anticipated to be in an amount equivalent to the book value of the receivables, less applicable fees. The Company will not recognize a gain or loss associated with this sale as the allowance for doubtful accounts which has been established against these receivables is considered adequate to adjust them to the estimated realizable value.

     The proceeds from the Daiwa sale were applied to effect repayment in full of the Company's indebtedness to Crestar Bank under its revolving accounts receivable financing agreement in the amount of $1,009,000. Additionally, the Company repaid a loan owed to a certain individual in the principal amount of $1,000,000. With the Daiwa sale proceeds, the Company also funded an escrow account, in the amount of $1,550,000, to cover any recoveries which may be ultimately paid as a result of the legal proceedings related to SBE and/or DHS matters discussed above (see contingencies). The balance of the proceeds were applied to loan costs and to working capital.

     During the three months ended March 31, 1996, the Company sold approximately $14,000,000 of their accounts receivable to Daiwa. Due to allowances and hold-backs, the Company was advanced a portion of these receivables with the balance to be remitted upon collections on the receivables. The balance due the Company is reflected as refundable allowances receivable.

6. PRIVATE FINANCING

     In July 1995, the Company borrowed $2,000,000 in exchange for a note payable bearing interest at a commercial bank's fluctuating prime rate plus two percent. This note becomes due in two years and was secured by the accounts receivable of the PCS Companies subsidiary. As part of this financing, the Company issued warrants to acquire an aggregate 310,000 shares of common stock, at an exercise price of $1.00 per share. Proceeds from this financing which are attributable to the warrants (based on their relative fair value) are recorded as a discount and amortized as additional interest expense over the life of the note. The total amount of such discount recorded in connection with this financing was approximately $216,000.

     The terms of this financing were amended in connection with the Daiwa purchase of qualifying accounts receivable. The note, along with another note to the same lender of $250,000, is now secured by a subordinated lien on all of the Company's accounts receivable not purchased by Daiwa. This lender also obtained a pledge of the outstanding stock of all of the Company's operating subsidiaries as additional security for the indebtedness and imposed certain pre-payment obligations upon the Company.

     In December, 1995, two members of the Board of Directors exchanged indebtedness represented by notes aggregating $200,000 principal, which had become delinquent, for demand notes in the same amount. In consideration for agreeing to such exchange of indebtedness, and for waiving all past defaults under such canceled notes and advances, the Directors were issued 5-year warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock at

$1.00 per share. One director immediately exercised 150,000 of such warrants in consideration for his cancellation of the Company's $150,000 indebtedness owed to him.

7. PREPAID EXPENSES

     Vendor credits receivable         $  596,341
     Prepaid loan fees and costs          536,993
     Other prepaid expenses               105,692
                                       ----------
          Total prepaid expenses       $1,239,026
                                       ----------

8. EXERCISE OF WARRANTS

     In April, 1996, the Company reduced the exercise price of its Series B Warrants from $4.40 to $1.50 until April 30, 1996. Shareholders who exercised these Warrants were also entitled to receive one Series A Warrant. A total of 532,125 Warrants were exercised, yielding $517,080 in additional capital funding to the Company. Of the proceeds, the Company applied $326,482 to outstanding debt and the balance was applied to working capital. Additionally, 450,000 warrants which were issued in connection with a debt financing were exercised in exchange for a forgiveness of debt in the amount of $450,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1996 (THE "1996 THREE MONTH PERIOD") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995 (THE "1995 THREE MONTH PERIOD")

     Revenues for the 1996 Three Month Period were $8,662,337, an increase of $3,702,904 or 75%, from the 1995 Three Month Period. This increase is primarily due to the acquisition of the PCS Companies in April, 1995. The PCS Companies contributed sales of $3,868,350 during the 1996 Three Month Period.

     Total costs of sales during the 1996 Three Month Period were $5,362,463, representing costs of approximately 62% of revenues for the period. The costs of sales during the 1996 Three Month Period decreased as a percentage of revenues from approximately 64% during the 1995 Three Month Period. The decreases, in relation to sales revenues, were primarily due to the lower average cost of sales experienced by the PCS Companies, which were not consolidated in the 1995 results, representing approximately 45% of combined sales. The PCS Companies' average cost of sales were approximately 58% during the 1996 Three Month Period. The costs of sales, exclusive of the PCS Companies costs, increased during the 1996 Three Month Period to approximately 65%. These increases were due to increasing sales to customers with lower insurance reimbursement plans covering the products sold.

     Selling, general and administrative expenses during the 1996 Three Month Period increased to $3,755,940 from $1,767,844 for the 1995 Three Month Period. These increases are primarily due to the addition of the PCS Companies during 1995, contributing approximately $1,752,000 to such increases, and to increases in the Company's sales support and administrative staffs.

     The combined costs of payroll and fringe benefits, including direct field service personnel expenses and sales commissions, increased by approximately $1,226,000 during the 1996 Three Month Period over the 1995 Three Month Period. The PCS Companies costs contributed approximately $948,000 to such increases. Staffing increases were primarily in the areas of billing and reimbursement operations and sales support.

     Facilities operating costs increased to approximately $521,000 during the 1996 Three Month Period from approximately $301,000 during the 1995 Three Month Period, with the PCS Companies contributing approximately $181,000 to such increases. Facilities operating costs, exclusive of the PCS Companies costs, increased by approximately $39,000 primarily due to increased costs for computer equipment leases and increased depreciation expense.

     Interest expense increased during the 1996 Three Month Period to $253,419 from $89,879 during the 1995 Three Month Period primarily due to increased finance costs relating to the sale of accounts receivable and to increased interest expense related to term loans. Additionally, Company Common Stock was issued in connection with certain notes payable, resulting in amortization expenses over the term of the obligation, which amounted to $36,878 during the 1996 Three Month Period.

     The net loss for the 1996 Three Month Period of $746,363 is primarily attributable to insufficient sales revenues in relation to operating expenses. Sales revenues are normally lower in the first few months of the calendar year due to the requirement that customers meet their insurance deductible amounts. Operating expenses were at levels which had been anticipated during the quarter. Management elected to hold expenses at current levels rather than take steps to temporarily decrease expenses by reductions in employee levels in anticipation of higher revenues in the future. The Company is anticipating significant increases in monthly sales which will restore operating profitability.

THE NINE MONTHS ENDED MARCH 31, 1996 (THE "1996 NINE MONTH PERIOD") AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1995 (THE "1995 NINE MONTH PERIOD")

     Revenues for the 1996 Nine Month Period were $27,119,887, an increase of $12,325,362 or 83%, from the 1995 Nine Month Period. This increase is primarily due to the acquisition of the PCS Companies in April 1995 and increased sales volume from existing operations. The PCS Companies contributed sales of $11,292,993 during the 1996 Nine Month Period. Sales increases, exclusive of the PCS Companies sales, were approximately $1,032,000, or 7% from the 1995 Nine Month Period. These increases were primarily due to expanded territory coverage from the existing sales representatives by using a staff of trainers to perform a portion of the number of on-site customer service visits.

     Total costs of sales during the 1996 Nine Month Period were $16,763,111, representing costs of approximately 62% of revenues for the period. The costs of sales during the 1996 Nine Month Period decreased as a percentage of revenues from approximately 65% during the 1995 Nine Month Period. The decreases, in relation to sales revenues, were primarily due to the lower average cost of sales experienced by the PCS Companies, representing approximately 42% of combined sales. The PCS Companies' average cost of sales were approximately 58% during the 1996 Nine Month Period. The costs of sales, exclusive of the PCS Companies costs, decreased during the 1996 Nine Month Period to approximately 64%. These decreases were due to reduced purchasing costs on certain items, resulting from additional vendor relationships and the availability of lower cost alternative products. Additionally, certain vendors have reduced the costs of products when such products are sold to customers with Medicare and Medi-Cal coverage, representing a significant portion of the Company's customer base.

     Selling, general and administrative expenses during the 1996 Nine Month Period increased to $10,527,977 from $5,273,309 for the 1995 Nine Month Period. These increases are primarily due to the addition of the PCS Companies during 1995, contributing approximately $4,894,000 to such increases, and to increases in the Company's sales support and administrative staffs.

     The combined costs of payroll and fringe benefits, including field service personnel costs and sales commissions, increased by approximately $3,654,000 during the 1996 Nine Month Period over the 1995 Nine Month Period to approximately $7,551,000. The PCS Companies costs contributed approximately $2,980,000 to such increases. The increases, exclusive of PCS Companies costs, were primarily due to staffing increases for billing and reimbursement operations and for additional sales support personnel.

     Facilities operating costs increased to approximately $1,437,000 during the 1996 Nine Month Period from approximately $931,000 during the 1995 Nine Month Period, with the PCS Companies contributing approximately $530,000 to such increases. Facilities operating costs, exclusive of the PCS Companies costs, decreased by approximately $23,000 due to reductions in rent and operating costs resulting from the closings of the SugarFree Centers in August 1995.

     In August 1995, the Company closed nine (9) of its ten (10) SugarFree Center retail locations. The retail operations were not consistent with the Company's goal of being the premier provider of home care services for individuals with diabetes. The result of the closings was beneficial to the operating results of the Company as the revenue decreases of approximately $60,000 per month were offset by operating cost decreases (including costs of sales) of approximately $70,000 per month.

     Interest expense increased during the 1996 Nine Month Period to $606,853 from $171,445 during the 1995 Nine Month Period primarily due to increased finance costs relating to the sale of accounts receivable and to increased interest expense related to term loans. Additionally, Company Common Stock was issued in connection with certain notes payable, resulting in amortization expenses, over the term of the obligation, which amounted to $90,959 during the 1996 Nine Month Period.

     The net loss for the 1996 Nine Month Period of $869,013 is primarily attributable to losses from operations, in the amount of $171,201, which were insufficient to support debt service costs in the total amount of $697,812. Operating expenses were at levels which had been anticipated during the quarter. Management elected to hold expenses at current levels rather than take steps to temporarily decrease expenses by reductions in employee levels in anticipation of higher revenues in the future. The Company is anticipating significant increases in monthly sales which will restore operating profitability.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had working capital of $484,524, compared to working capital of $767,857 at June 30, 1995. The decrease in working capital during the Nine

Month Period is primarily due to losses from operations.

     Cash provided by operations during the 1996 Nine Month Period in the amount of $2,875,974, as compared to cash used by operations of $676,207 during the 1995 Nine Month Period, is primarily due to sales of accounts receivable to Daiwa causing decreases in accounts receivable of $6,962,108, increases in accounts payable of $1,300,179, a decreases in inventory of $571,003 and an increase in accrued liabilities and $361,462, which are offset by increases in receivables from Daiwa of $4,949,950, increases in prepaid expenses of $923,493 and net loss of $869,013, as adjusted for depreciation and amortization, of $401,712. Prepaid expenses increased primarily as a result of increased vendor credits which will be applied against future accounts payable. Inventory decreases are primarily a result of the closing of the Company's SugarFree retail locations. Accounts payable increases are due to better terms with certain vendors and delays in payments to other vendors.

     On January 17, 1996, the Company and five of its operating subsidiaries entered into an Agreement with Daiwa Healthco-1, Inc. ("Daiwa") which provides for weekly sales of qualifying accounts receivable to Daiwa. The qualifying accounts receivable generally consist of accounts that are less than 180 days unpaid from the service date. The sale proceeds to the Company are determined on a formula basis after allowance for certain default reserves, dilution reserves, servicing fees and other expenses. The term of the Agreement is through September 14, 1998. The Agreement initially permits up to $10,000,000 in aggregate outstanding purchase price of receivables at any one time.

     The initial sale of accounts receivable to Daiwa consisted of accounts receivable in an aggregate face amount of $6,000,000, and yielded initial gross proceeds to the Company of $3,840,000. In calculating the proceeds, Daiwa held back contractual allowances, including fees, of approximately $2,160,000, or 36% of the face amount of the receivables. Fees charged in connection with this sale were approximately $117,000, or 2.44%. Under the terms of the Agreement, collections on the receivables in excess of the initial gross proceeds, plus the fees, are returned to the Company. Under the agreement with Daiwa, all accounts receivable sold to Daiwa on which Daiwa does not collect payment within 180 days will be reassigned to the Company and replaced with eligible receivables of equal value. To the extent that there are no eligible receivables available, the amount would be deducted from default reserves held by Daiwa. The total proceeds from the collection of these receivables is anticipated to be in an amount equivalent to the book value of the receivables, less applicable fees. The Company will not recognize a gain or loss associated with this sale as the allowance for doubtful accounts which has been established against these receivables is considered adequate to adjust them to the estimated realizable value.

     The proceeds from the Daiwa sale were applied to effect repayment in full of the Company's indebtedness to Crestar Bank under its revolving accounts receivable financing agreement in the amount of $1,009,000. Additionally, the Company repaid a loan owed to a certain individual in the principal amount of $1,000,000. With the Daiwa sale proceeds, the

Company also funded an escrow account, in the amount of $1,550,000 to cover any recoveries which may be ultimately paid as a result of the legal proceedings related to SBE and/or DHS matters discussed above (see contingencies). The balance of the proceeds were applied to loan costs and to working capital.

     During the 1996 Three Month Period, the Company sold approximately $14,000,000 of their accounts receivable to Daiwa. Due to allowances and hold-backs, the Company was advanced a portion of these receivables with the balance to be remitted upon collections of the receivables. The balance due the Company is reflected as refundable allowances receivable.

     In June and July 1995, the Company completed a private placement of 148,000 shares of Common Stock, at $1.00 per share, to management and non-management employees of the Company.

     In August, 1995, the Company purchased certain assets of a diabetes supply segment of a business that provides in-patient care for individuals with diabetes. The agreement provides the Company with the opportunity to sell diabetes supplies to the ongoing customers of the company that provides in-patient care. The purchase price for these assets was approximately $609,000 and was payable $150,000 at closing, followed by nine successive monthly installments of $51,012 plus interest. The acquisition involved the purchase of accounts receivable of approximately $326,000 and inventory and fixed assets of approximately $109,000. Goodwill was recorded in connection with this purchase in the amount of approximately $174,000.

     In February 1995, Universal completed its borrowing of an aggregate of $400,000, evidenced by 10% notes due the earlier of completion of an additional public offering or July 1995, less placement costs of $52,000 (the "Bridge Loan"). The Bridge Loan was repaid in July 1995. In July 1995, the Bridge Loan lenders exercised warrants to acquire 222,223 shares of Common Stock acquired in the Bridge Loan transaction.

     On July 14, 1995, the Company borrowed $2,000,000 in exchange for a note payable bearing interest at a commercial bank's fluctuating prime rate plus two percent. This note matures in July 1997 and is secured by the accounts receivable of PCS, Inc. - West. As part of this financing the Company issued warrants to acquire an aggregate 310,000 shares of Common Stock, at an exercise price of $1.00 per share. The terms of this financing were amended in connection with the Daiwa purchase of qualifying accounts receivable. The note, along with another note to the same lender of $250,000, is now secured by a subordinated lien on all of the Company's accounts receivable not purchased by Daiwa. This lender also obtained a pledge of the outstanding stock of all of the Company's operating subsidiaries as additional security for the indebtedness and imposed certain pre-payment obligations upon the Company.

     In December, 1995, two members of the Board of Directors exchanged indebtedness represented by notes aggregating $200,000 principal, which had become delinquent, for demand notes in the same amount. In consideration for agreeing to such exchange of indebtedness, and for waiving all past defaults under such canceled notes and advances, the Directors were issued 5-year warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock at $1.00 per share. One director immediately exercised 150,000 of such warrants in consideration for his cancellation of the Company's $150,000 indebtedness owed to him.

     In April 1996, the Company reduced the exercise price of its Series B Warrants from $4.40 to $1.50 until April 30, 1996. Shareholders who exercised these Warrants were also entitled to receive one Series A Warrant. A total of 532,125 Warrants were exercised, yielding $517,080 in additional capital funding to the Company. Of the proceeds, the Company applied $326,482 to outstanding debt and the balance was applied to working capital. Additionally, 450,000 warrants which were issued in connection with a debt financing were exercised in exchange for a forgiveness of debt in the amount of $450,000.

     The Company anticipates that significant cash requirements will decrease working capital in the future. During the next twelve months, mandatory redemption payments are due on the Series A Preferred Stock which equal $580,000, a note payable is due in June, 1996 in the amount of $250,000, installment payments are due under a note payable issued in connection with the purchase of business assets of approximately $255,000 and deferred compensation payments are due of approximately $82,000. The Company also expects that increases in accounts receivable, primarily resulting from anticipated business growth, will create future cash needs.

     Additionally, the contingent liabilities, resulting from the audits by the California Department of Health Services and the California State Board of Equalization may become due during the next year if the Company's defense in these ongoing legal proceedings does not prevail. The total reserve for these matters is $1,450,000. With the proceeds from the Daiwa sale of accounts receivable, the Company has funded an escrow account for the State audit reserves in the amount of $1,550,000. Other working capital requirements, including those related to increased receivables levels, are expected to be supplied by (i) operating cash flows, (ii) the proceeds of regular sales of eligible receivables, on a continuous basis, under the Daiwa Agreement, and
(iii) other future commercial lending and other financings, as needed.


PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None
(b) Reports on Form 8-K - Form 8-K was filed as of January 29, 1996

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.




                                        UNIVERSAL SELF CARE, INC.


                                        By: /s/ James Linesch
                                           -------------------------------
                                           James Linesch, Vice President
                                           and Chief Financial Officer and
                                           Principal Accounting Officer



Date: May 15, 1996