Form 10-K
period 1996-06-30
UNIVERSAL SELF CARE INC
filed 1996-10-15
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from____________ to_____________

                         Commission file number 1-11568

                            UNIVERSAL SELF CARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                               95-4228470
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                             11585 Farmington Road.
                             Livonia, Michigan 48150
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (313) 261-2988

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value
                                (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   NO
                       -----    -----

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

     The issuer's net revenues for its most recent fiscal year was $36,257,415.

     The aggregate market value of the voting stock held by non-affiliates for the issuer as of October 11, 1996 was $11,645,168.

     The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, as of October 11, 1996 was 7,889,706 shares.

     Documents incorporated by reference: None

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

THE COMPANY

     Universal Self Care, Inc. ("Universal"), a Delaware corporation incorporated in 1989, is a managed care company that supplies and distributes both prescription and non-prescription medications and medical instruments to persons suffering from diabetes. Universal is the parent corporation for the following wholly-owned subsidiaries: Clinishare Diabetes Centers, Inc., a California corporation ("Clinishare"); Physicians Support Services, Inc., a California corporation ("PSS"); USC-Michigan, Inc., a Michigan corporation and its wholly-owned subsidiary, PCS, Inc. - West ("Patient Care Services"), a Michigan corporation; The Thriftee Group, Inc. (formerly Fieldcor, Inc.), a Virginia corporation and Medical Accounting Specialists, Inc., a Virginia corporation. Depending upon the context, the term "Company" refers to either Universal alone, or Universal and one or more of its operating subsidiaries. These subsidiaries and Universal do business as "Diabetes Self Care" or "Universal Rx".

     The Company is completing the consolidation of all subsidiary operations in the two primary administrative offices in Livonia, Michigan and Roanoke, Virginia. The Livonia office contains executive offices, new customer development and sales and marketing departments. The Roanoke facility contains administrative offices, accounting, order maintenance, billing and reimbursement processing operations. Warehousing and shipping is regionally distributed in Roanoke, Virginia, Livonia, Michigan and Van Nuys, California.

     The existing market for the Company's products reaches all 50 states. It is estimated by the American Diabetes Association that more than 16 million people in the United States (6% of the domestic population, based upon 1990 United States census figures) suffer from diabetes, with over 725,000 new cases being diagnosed each year.

     The Company's products are currently sold to customers through the efforts of the Company's in-house marketing staff. Sales of such products are made (i) by the efforts of sales representatives employed by the Company; (ii) by mail order for delivery by common carrier and (iii) through managed care contracts (d.b.a. Universal Rx) with business corporations and medical insurance groups. The Company's sales have traditionally been made to persons referred by physicians, diabetes nurse educators and other health care professionals and to persons reached by the Company's print advertising. Managed care contracts are the fastest growing segment of the business, and Management's business plan is directed toward making the managed care business the dominant part of the Company's business in the future.

     A profile of required products is maintained for each Company customer, and customers receive the necessary diabetes supplies on a scheduled monthly basis. Customers are contacted periodically to determine ongoing requirements and to otherwise adjust product shipments.

     Universal Rx solicits contracts to provide "managed care services" to corporations that provide self-insured medical coverage to their employees. A contract with a managed care customer generally gives the Company the exclusive right to supply all diabetes-related products to the large numbers of persons whose medical care is provided and/or paid for by the contracting parties, at agreed upon prices, during the contract period. Universal Rx's managed care services include management of diabetes product purchasing and consulting services related to the types and amounts of related products which should be purchased by the customer. The Universal Rx program was designed in anticipation of changes in health care delivery systems proposed by state and Federal governments which are expected to favor managed care contracts.

     The Company's sales representatives are responsible for contacting customer referral sources and for promoting the Company's scheduled, monthly product shipment program and other services. Based upon medical prescriptions received by the Company, a profile of required products is maintained and customers who are part of the scheduled, monthly shipment program receive the necessary diabetes supplies on a regular monthly basis. Customers are contacted on a periodic basis to determine ongoing requirements and otherwise to adjust product shipments. The primary products sold include insulin, syringes, glucose test strips, glucose monitors, lancets and insulin pumps.

      Payment for scheduled, monthly home delivery of products is made by the customer's assignment to the Company of the customer's full Medicare, Medicaid (Medi-Cal for California residents eligible for Medicaid benefits) or other third party insurance cost reimbursement amount. The sales price of the Company's products is adjusted for any contractual allowances required by Medicare and Medi-Cal. Other than contractual allowances, any difference between the product purchase price and the reimbursement amount received by the Company is billed directly to the customer or that customer's secondary insurance carrier for further collection. Managed care contract customers also receive home delivery of products and individual attention; however, claims are filed directly with the managed care company, with one invoice covering many customers. Payment is usually received in under 30 days with a minimum of administrative effort. The Company management believes that continued and increased participation in managed care contracts can represent a significant opportunity for the Company to improve its operating results.

     The Company distributes a significant portion of its products by common carrier and the United States Postal Service. Each customer determines an initial list of monthly necessities based upon his or her individual profile as provided by their physician. Based on this profile, the customer receives a monthly shipment of necessary supplies.

     The Company maintains a pharmacy in Virginia that is licensed by the Virginia State Board of Pharmacy, and one in California licensed by the State of California Department of Consumer Affairs - State Board of Pharmacy. These pharmacies are utilized for the preparation and/or distribution of diabetes supplies that are available by prescription and some non-prescription supplies. Neither pharmacy is available for walk-in sales to customers.

REVENUE, ASSETS AND PROFITS

     The Company's revenues are derived from the sale and distribution of diabetes supplies, equipment, publications and drugs related to the treatment and care of diabetes. During the year ended June 30, 1996, approximately 95% of the Company's total sales revenues were derived from third party payers such as Medicare, Medicaid (including Medi-Cal), insurance companies and other third party payor health care reimbursement programs (including self-insured corporations and HMOs). Approximately 5% of its revenues were from private party payments. Approximately 12% of Company reimbursement sales were made to HMOs and self-insured corporations through the efforts of the managed care program (Universal Rx).

     Glucose strips, blood glucose monitors, syringes and insulin are the four
(4) most important products distributed by the Company. Glucose strip sales accounted for over 65% of the Company's consolidated net sales during the year ended June 30, 1996.


SUPPLIERS

     The Company's largest four suppliers during the fiscal year ended June 30, 1996 were Lifescan, Inc., from which the Company purchased approximately $11,000,000 of inventory (53% of total purchases), Boehringer Mannheim, from which the company purchased approximately $3,775,000 of inventory (18% of total purchases), McKesson Wholesale, Inc., from which the Company purchased approximately $3,505,000 of inventory (17% of total purchases) and Medisense, Inc., from which the Company purchased approximately $838,000 of inventory (4% of total purchases).

     The Company's largest four suppliers during the fiscal year ended June 30, 1995 were Lifescan, Inc., from which the Company purchased approximately $3,900,000 of inventory (26% of total purchases), McKesson Wholesale, Inc., from which the Company purchased approximately $3,384,000 of inventory (22% of total purchases), Overland Pharmacy, Inc., from which the Company purchased approximately $2,335,000 of inventory (15% of total purchases) and Boehringer Mannheim, from which the Company purchased approximately $1,585,000 of inventory (10% of total purchases).

     The Company's credit terms with its principal suppliers are standard wholesale terms in the pharmaceutical industry, which is a maximum of 25 days post-shipment cash payment or 30, 60 and 90 day terms with manufacturers, depending upon the products purchased.


SALES AND MARKETING

     The Company generates sales through the efforts of 32 "outside" sales representative employees who cover 34 states. In addition, the Company has a staff of 29 "inside" sales representative employees who generate mail order sales from a list of customers who have previously ordered products and new customers generated from advertisements in trade journals. Sales are also generated through print advertising and word of mouth from referral sources and customers. The Company employs a staff of 67 trainers whose sole purpose is to provide individual in-home or in-hospital customer training on products.

     The Company's outside sales representatives are responsible for developing new referral sources while maintaining the current client base in their assigned territory. All outside sales representatives market directly to the following health care professionals: hospitals, clinics, private physicians, diabetes educators, nurses, dieticians, home care companies, private charitable organizations, county medical services and plan benefit designers, who on a regular basis see people with diabetes and can refer patients to the Company.

     The Company markets its managed care program to health organizations and large self-insured companies principally through the efforts of sales representatives who work to generate long-term contracts to provide diabetes products to members of HMOs and employee participants in self-insured company health plans. This area is currently and is expected to continue as the fastest growing part of the Company's business.

     Sales representatives involve themselves in community activities related to diabetes education and at-home diabetes care. The Company, throughout the year, is involved in national trade shows which provide exposure to referral sources. All sales representatives complete a formal educational training program that encompasses an overview of diabetes, the industry and its operations. The sales representatives become familiar with the features and operating procedures of the products that they sell. They are educated with respect to the Company's policies and procedures of training customers and the Company's operations.

     Upon the referral of a potential customer, the Company verifies the insurance coverage and arranges for a personal visit with the customer by a Company representative. Normally, the customer has just been diagnosed as having diabetes and the representative provides emotional support as well as demonstrated experience that the disease can be controlled, with the intent of instilling confidence that the customer can lead a normal lifestyle. The representative will review the physician's order in detail with the individual for the types of products to be used and the frequency of blood glucose testing to be performed. Based on this profile, the representative will make recommendations regarding procedures to be followed. The representative provides detailed instruction on the proper use of the blood glucose testing monitor and on the proper method to administer insulin. The customer will be encouraged to participate in the Company's monthly maintenance program so that he or she can receive necessary supplies on a periodic basis, subject to adjustment as ongoing needs change.

     The Company also provides mail order services to customers already experienced in handling the treatment of diabetes. Customers respond to print advertising in industry publications and contact Company representatives to make product purchases. The Company's representatives are knowledgeable about the products and provide a friendly, supportive communication with the customer. Following the initial order, the representative will periodically contact the customer to determine further requirements. The Company maintains a follow-up program to monitor its customers' needs and generate on-going revenues.

     The Company does not depend upon any one or a limited number of customers for the sale of its products. During the years ended June 30, 1994, 1995 and 1996 no single customer accounted for more than 10% of the Company's consolidated net sales.


COMPETITION

     There are numerous other companies on a local, regional and national level throughout the United States that sell products and services to individuals with diabetes. Although all of these companies deliver similar products to individuals with diabetes, there are three different primary services that differentiate the Company's products from those of other companies. These include home delivery and training with follow-up monthly maintenance deliveries, mail-order sales and managed care long-term contracts. The primary service, home delivery and training, involves an individual visit with the customer by a Company representative. The physician's order is reviewed, and specific training on the use of the recommended products and advice on record-keeping, diet and a variety of related subjects is provided. The customer is then entered into a monthly maintenance program for supplies and is monitored on an ongoing basis. The Company also provides mail-order services for customers requiring individual purchases. Along with home delivery and training services and mail order services, the Company provides complete insurance reimbursement processing services so that the customer is not required to submit insurance claims and wait for reimbursements.

     National retail chain stores and pharmacies such as Price Club, K-Mart, Wal-Mart, Revco and RiteAid, regional chains, and local retailers sell many of the same diabetes supplies and equipment as those sold by the Company. Many of the national companies are more well-established, larger and better financed than the Company. These companies utilize their reputations and substantial marketing resources to attract consumers with diabetes. However, retailers and pharmacies frequently have a limited selection of products, and provide little or no training or follow-up in the use of products by individuals suffering from diabetes. These retailers may not offer third-party billing services, forcing the customer to pay for products themselves and wait for subsequent reimbursement, even though the customer may have insurance that covers all or a portion of the cost of the supplied products.

     The total number of retail competitors is large, and the market for diabetes related products is fragmented because of its size and the low barriers to entry, but Company management believes that the number of companies in the current market that offer either home delivery and training services or mail-order services, along with third-party insurance reimbursement processing services, has been reducing slightly primarily due to mergers and acquisitions and reductions in reimbursement levels for insurance reimbursement (including Medicare and Medicaid). This latter aspect of the

Company's business is characterized by higher barriers to entry due to the specialization of operations related to the processing of third-party claims and high entry level costs. No new major competitors in this aspect of the business have been identified over the past 12 months. Major current competitors in this aspect of the Company's business would include Liberty Medical and Diabetes Support Services, both located in Florida, Ideal Diabetic in southern California, and Diabetes Control Center located in Texas. Most companies that specialize in diabetes related products are local operations that are not adequately capitalized, nor do they possess the specialized staff or technology to effectively manage high volumes of third-party insurance reimbursement claims.

     Management believes that the Company's selling strategy, high customer service emphasis, sophisticated third-party billing knowledge, managed care program and ability to sell its products through both mail-order and full service home delivery provides the Company with a competitive advantage in the diabetes products marketplace.


PATENTS AND TRADEMARKS

     The Company possesses no patents. The Company possesses federal trademark protection for its SugarFree-Registered Trademark- logo. The Company conducts its pharmacy and mail order operations under the name "Thriftee Pharmacy & Diabetes Care", for which it has not filed for trademark protection.

     The Company is not a party to any agreements pursuant to which it either licenses the use of its name or any part of its operational methods to any third party, or obtains a license to use the name or operational methods of any other person.


EMPLOYEES

     As of June 30, 1996, the Company employed approximately 284 full-time employees. Of that number, 7 employees are in senior management, 53 are in sales and marketing and sales support and 224 are in operations and corporate administration.

     None of the Company's operations are covered by collective bargaining agreements. The Company believes its relations with employees are good.


GOVERNMENT REGULATION

     The health care industry, including the sale of diabetes products and services, is subject to extensive public interest and governmental regulation on both federal and state levels.

     THIRD-PARTY REIMBURSEMENT GENERALLY. Medicare and Medicaid are government funded health insurance programs. While Medicare provides federally-funded health insurance coverage for persons age 65 or older and for certain disabled persons, the Medicaid program is administered and funded by state governments and provides fully-paid health coverage to participants in the Aid to Families with Dependent Children program (most commonly known as "Welfare"). Medicare and Medicaid provide reimbursement for certain of the services, supplies and items provided by the Company, with such coverage of the services and supplies which the Company provides being subject to extensive regulation. The levels of reimbursement paid or payments made by such programs are often lower than the levels of reimbursement paid by other third-party payers, such as traditional indemnity insurance companies.

     The following table sets forth certain information with respect to the percentage of the Company's revenues attributable to various reimbursement sources:



--------------------------------------------------------------------------------------------
                                               Year Ended                 Year Ended
                                              June 30, 1995             June 30, 1996
--------------------------------------------------------------------------------------------
 Private payers, including insurance
 companies   . . . . . . . . . . . .       20% of Total Sales          19% of Total Sales
--------------------------------------------------------------------------------------------
 Medicare, Medicaid and other
 governmental programs . . . . . . .       75% of Total Sales          69% of Total Sales
--------------------------------------------------------------------------------------------
 Managed care contracts  . . . . . .       5% of Total Sales           12% of Total Sales
--------------------------------------------------------------------------------------------
                                           100% of Total Sales         100% of Total Sales
--------------------------------------------------------------------------------------------


     The Company accepts assignment of Medicare and Medicaid claims, as well as claims with respect to other third-party payers, on behalf of its patients whenever the reimbursement coverage is adequate to ensure payment of the patient's obligations. The Company processes its customers' claims, accepts payment at prevailing and allowable rates, and assumes the risks of delay or non-payment for improperly billed services which are determined by the third-party payor as being medically unnecessary. The Company employs the administrative personnel necessary to transmit claims for product cost reimbursement directly to private health insurance carriers, and seeks payment for any unreimbursed costs directly from patient-customers. No assurance can be given that a significant number of future requests for reimbursement will not be denied, although the company believes that its policies, procedures, and prices currently minimize this risk. See "Item 3., Legal Proceedings."

     Like other health care companies, the Company's revenue and profitability are adversely affected by the continuing efforts of third-party payers (including Medicare, Medicaid and managed care companies) to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of bills for services and negotiating reduced contract pricing. As expenditures in the home health care market continue to grow, initiatives aimed at reducing the costs of product and service delivery in that market are increasing.

     MEDI-CAL PROGRAM. The Company is approved by the State of California Health and Welfare Agency, Department of Health Services (Medi-Cal) as a supplier of pharmaceutical drugs, equipment and supplies to Medi-Cal qualified patients. The Company is able to take assignments from Medi-Cal patients of claims for cost reimbursement, and it submits such claims to Medi-Cal following sales of products and services to covered persons. The Medi-Cal program pre-determines the dollar amounts with respect to which product and service reimbursements will be made, and The Company accepts such reimbursement payments in full satisfaction of patient accounts.

      The California Department of Health Services is currently following a pricing guideline which uses Average Wholesale Prices (AWP) plus 25% plus a dispensing fee. The prices attainable using these guidelines provide satisfactory profit margins from sale of products to Medi-Cal recipients. The State of California has approved medical supplies, such as diabetes supplies, as part of the reimbursable formulary for its budget year which began on July 1, 1996. The California Department of Health Services has announced it's intention to move Medi-Cal recipients toward a managed-care system in the future and has initiated this program in several counties. Management believes that it can establish programs which can be marketed to the managed-care providers when this transition is implemented, although there is no assurance that such will occur and that the Company will not be materially affected by such a change in reimbursement policy.

     MEDICARE PROGRAM. The Company is a participating Medicare part B provider. As a Medicare provider, the Company can provide equipment and supplies to Medicare beneficiaries, and obtain reimbursement directly from the Medicare intermediaries. Medicare itself sets guidelines for the types and quantities of equipment and supplies, the costs of which are reimbursable under the Medicare program. In the event that full reimbursement is not obtained through Medicare, patient-customers are personally responsible for full payment either through secondary private insurance coverage or otherwise.

     STATE LICENSING AND REGULATION. Certain operations of the Company may be subject to state and local regulation. Management believes that all of the Company's present operations are substantially in compliance with such state and local laws and regulations. See, Item 3, "Legal Proceedings." To the extent the Company engages in new activities or expands current activities into new states, the cost of compliance with applicable state and local regulations and licensing requirements cannot be determined with any certainty at this time.


INSURANCE COVERAGE

     The Company currently has in force workers compensation, property, business auto, general liability and product liability insurance policies for all its operations. The automobile policy has a combined single coverage of $1,000,000. The general and products liability coverage limits are $1,000,000 for each occurrence and $2,000,000 in aggregate.

     The Company also has a comprehensive general umbrella liability insurance policy covering all its operations. This policy has coverage limits of $5,000,000 for each occurrence, and $5,000,000 in aggregate for products liability, general liability and malpractice claims.

     The Company believes that its insurance coverage is customary in amount and consists of such other terms and conditions as are generally consistent with industry practice.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company does not own any of the properties from which it conducts business. The following table sets forth information as to the material properties which the Company leases.


                                      Expiration         Annual     Size/Square    Purchase
 Location and Use                        Date            Rental     Feet           Options
 -----------------                    -----------        ------     -----------    ----------
 13715 Burbank Boulevard               August 31,        $61,764         5,200          No
 Van Nuys, CA 91401                    1996 (with
 (executive office)                    two 5-year
                                       renewals)

 5946 Kester Avenue                    October 31,       $26,088         3,500          No
 Van Nuys, CA  91411                   1997
 (warehouse)

 4818 Starkey Road                     March 31,         $120,300       13,400          No
 Roanoke, VA 24014                     1998 (with
 (offices and warehouse)               one 5-year
                                       renewal)
 11585 Farmington Road (1)             September         $108,432        6,800          Yes
 Livonia, MI 48150                       2002
  (Principal executive office and
   administration)

 10957 Farmington Road                 November 30,      $22,713         2,000          No
 Livonia, MI 48150                     1995
   (warehouse)


 11955 Farmington Road                 month to          $8,400          1,000          No
 Livonia, MI 48150                     month
  (sales offices)                      lease

 3601 Thirlane Road                    November 2000     $121,855.50    15,744          No
 Valley Court, Ste #4
 Roanoke, VA 24019
 (adminisrative offices)

(1) The landlord of this property currently possesses a lien against the inventory of PSS and the inventory and equipment of PCS to secure lease payments.

     During the 1995 fiscal year, the Company also leased ten (10) store locations in addition to the Van Nuys, California store. Seven of these stores were located in southern California, two stores were located in Texas and one store was located in Florida. By August 1995, all of the store locations were closed except for the Van Nuys location. The Van Nuys store location was closed April 30, 1996, subject to the retention of sales and accounting group offices at the Van Nuys location.

     The Van Nuys offices were closed on September 15, 1996. The California sales staff moved at that time to a small facility located at 6442 Coldwater Canyon Ave, North Hollywood, CA. The accounting group at the Van Nuys office moved to the Roanoke, Virginia administrative office facility on August 1, 1996.


ITEM 3.   LEGAL PROCEEDINGS

     The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to its customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company issued a Statement of Disputed Issues with the Office of Administrative Appeals, Department of Health Services as its formal appeal to the Letter of Demand. A hearing before the Department of Health Services was held on January 16, 1996. The result of such hearing, announced in September 1996, was confirmation of the State's position. The

Company intends to continue vigorously to contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

     The Company has also undergone an audit by the California State Board of Equalization ("SBE") as a result of separate findings made by the State Controller's Office. The SBE has disagreed with the Company's policies regarding its sales tax payments on certain items. Based upon Management's independent review, the Company has maintained that sales of diabetes supplies, when made pursuant to a doctor's prescription, are transactions exempt from the collection and payment of sales taxes in California. The SBE has indicated that only sales of insulin and insulin syringes are exempt from California sales tax and that blood glucose meters, testing strips and finger-prick lancets are taxable items. The SBE has assessed sales tax on the sales of these items and it has issued a Notice of Determination against the Company for unpaid sales tax covering the period July 1, 1989 through September 30, 1993. The Notice determined a total amount due of $790,834, which is comprised of taxes due in the amount of $691,695, and interest due through September 30, 1993 in the amount of $99,139. The Company has protested these findings and is in the process of appealing this assessment. A hearing before the SBE is scheduled for
November 13, 1996.   The Company has accrued and paid sales taxes on sales of
the items in question during all periods since the last day of the period under audit. Such sales taxes amounted to approximately $661,902 during the fiscal year ended June 30, 1995 and $759,143 during the fiscal year ended June 30, 1996. The Company has accrued an additional $75,728 in fiscal 1996 for possible interest and penalty payments on the taxes in question. The total accrual for interest and penalty payments as of June 30, 1996 was $228,477.

     Based upon the above contingencies, the Company has provided reserves, in the event that a defense of its positions does not prevail, of $950,000 during the fiscal year ended June 30, 1994 ($50,000 of which was deposited with SBE in connection with its audit) and of an additional $500,000 during the fiscal year
ended June 30, 1995.   No additional reserves have been added during the fiscal
year ended June 30, 1996. Based upon Management's independent review, no addition to the reserves during 1996 was determined to be appropriate. The combined maximum amount demanded to be paid under both these actions is approximately $2,090,830. Based upon the defenses involved, Management's independent review, and information supplied by the Company's counsel and outside consultants, the Company's Management believes that an estimated combined settlement amount for these actions equal to $1,450,000, or 69% of the maximum amount demanded, is reasonable under the circumstances. Allocation of the total reserve of $1,450,000 between the DHS and the SBE actions is not possible because, in the event of a settlement with DHS, the amount of the liability with the SBE could be favorably impacted. The total reserve of $1,450,000 is considered adequate at this time to cover any anticipated settlements relating to these matters. On January 17, 1996, the Company put into escrow $1,550,00 of the proceeds from its Health care Receivables Purchase Agreement with Daiwa Healthco-1, Inc. (the "Daiwa Agreement") to fund such reserve. Following termination of the Daiwa Agreement, in connection with its first borrowings under a Loan and Security Agreement (the "HealthPartners Facility"), dated as of August 15, 1996, with HealthPartners Funding, L.P. ("HealthPartners"), the Company was not required to create an escrow account in order to fund a reserve for settlement of the California SBE and State Controller's Office actions, although the maximum amount of borrowings otherwise available under the HealthPartners Facility is reduced by $1,500,000 until such time as both California actions are settled.

     The PCS Companies were previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services provided by the PCS Companies and (ii) Medicare's payment to the PCS Companies for claims which were allegedly not properly subject to Medicare reimbursement. During fiscal 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from a continuation of this investigation has been made, and that amount withheld in July 1996. The Company has requested an In-person Fair Trial Appeal to contest Medicare's appregate $379,000 of withheld reimbursements, which appellate hearing is expected to occur before January 1997.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None





         (The remainder of this page has been intentionally left blank)

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The principal market for trading the Company's securities is Nasdaq, although the Company's Common Stock and Class A Warrants are also traded on the Boston Stock Exchange.

PRICE RANGE OF OUTSTANDING COMMON STOCK

             On December 18, 1992, the Common Stock began trading on Nasdaq and has been quoted on Nasdaq at all times since that date.

             The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 1993, 1994, 1995 and 1996, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                                                           High Bid    Low Bid
                                                           --------    -------
     FISCAL YEAR ENDED JUNE 30, 1993
     Second Quarter ended December 31, 1992
     (commencing December 18, 1992)                         3           2-9/16
     Third quarter ended March 31, 1993                     2-3/4       1-7/8
     Fourth quarter ended June 30,1993                      2-9/16      2-1/16

     FISCAL YEAR ENDED JUNE 30, 1994
     First Quarter ended September 30, 1993                 2-11/16     1-3/8
     Second Quarter ended December 31, 1993                 2-15/16     2-3/8
     Third Quarter ended March 31, 1994                     2-5/8       1-7/8
     Fourth Quarter ended June 30, 1994                     3-7/16      1-3/4

     FISCAL  YEAR ENDED JUNE 30, 1995
     First Quarter ended September 30, 1994                 4           2-1/8
     Second Quarter ended December 31, 1994                 3-1/4       1-7/8
     Third Quarter ended March 31, 1995                     2-3/8       1-1/8
     Fourth Quarter ended June 30, 1995                     3-1/8       1-5/8

     FISCAL YEAR ENDED JUNE 30, 1996
     First Quarter ended September 30, 1995                 3-1/2       2-7/16
     Second Quarter ended December 31, 1995                 2-11/16     1-5/8
     Third Quarter ended March 31, 1996                     4           1-7/8
     Fourth Quarter ended June 30, 1996                     3-13/16     2-1/2

          On October 8, 1996, the last trade price of the Common Stock was $2-7/16 as reported on Nasdaq, and the Company had 95 shareholders of record.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock (other than S corporation dividends paid by the PCS Companies prior to the Merger) and does not anticipate paying cash dividends in the foreseeable future, but rather intends instead to retain future earnings, if any, for reinvestment in its business. In addition, the Health care Partners Agreement forbids the future payment of dividends and redemption payments to holders of the Company's Common Stock without HealthPartners's consent. Such agreement does permit dividend and redemption payments to the Company's Preferred Stockholders for which the Company is currently obligated. See, Item 6., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources." Any future determination to pay cash dividends will be in compliance with the Company's contractual obligations, and otherwise at the discretion of the Board of Directors and based upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The Company has issued and outstanding 1,580,000 shares of Preferred Stock. An aggregate sum of 464,000 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") are outstanding, which shares of Series A Preferred Stock are subject to: (I) a liquidation and redemption preference of $5.00 per share; (ii) mandatory redemption at the rate of 116,000 shares of Series A Preferred Stock ($580,000) per annum, redeemable in monthly portions of the full $580,000 annual amount (commencing October 31, 1995), such that during each of the five annual periods commencing with the period ending September 30, 1996 and ending with the period ending September 30, 2000, the Company shall redeem not less than 116,000 shares of the Series A Preferred Stock for payment aggregating not less than Five Hundred Eighty Thousand ($580,000) Dollars in each such annual period; (iii) the right to vote, together with the Common Stock as a single class, for the election of directors and all other matters on which stockholders of the Company are entitled to vote; and (iv) no payment of any dividend. 116,000 shares of Series A Preferred stock have been redeemed through September 30, 1996.

     An aggregate of One Million (1,000,000) shares of Series B Redeemable Preferred Stock, $.0001 par value per share (the "Series B Preferred Stock"), are outstanding, which shares of Series B Preferred Stock are subject to: (I) a liquidation preference of $1.00 per share ($1,000,000), subject and subordinated only to the Series A Preferred Stock; (ii) payment of annual cumulative dividends on September 30th of each year, commencing September 30, 1996, of $.02 per share ($20,000) for the period from the Closing Date of the Merger through June 30, 1996, $.03 per share ($30,000) for the year ending June 30, 1997, $.04 per share ($40,000) for the year ending June 30, 1998, $.05 per share ($50,000) for the year ending June 30, 1999, $.06 per share ($60,000) for the year ending June 30, 2000, and $.12 per share ($120,000) thereafter; PROVIDED, that such annual cash dividend is payable ONLY if the consolidated pre-tax income of the Company and its subsidiaries shall exceed $500,000 in the fiscal year ending immediately prior to the relevant September 30th payment date; (iii) being convertible at any time at the option of the holder into Common Stock of the Company at a conversion ratio of one share of Common Stock for every two (2) shares of Series B Preferred Stock so converted (a maximum of 500,000 shares of Common Stock); (iv) the right to vote, together with the Common Stock as a single class, for the election of directors and all other matters on which stockholders of the Company are entitled to vote; and (v) redemption, at the sole option of the Company at any time commencing June 30, 2000, on 30 days' prior written notice given by the Company, if the average of the closing bid price of the Common Stock, as reported on The NASDAQ SmallCap Market (or the last sale price of the Common Stock, if then traded on The NASDAQ National Market System or another national securities exchange) during the 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given shall equal or exceed $4.00 per share, with the holders having the right to convert all or any portion of their Series B Preferred Stock into Common Stock at any time after receipt of notice of redemption and prior to the date fixed for redemption.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

                                                             Year Ended June 30,
                                                             -------------------

                                                             1995         1996
                                                             ----         ----
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . 100.0%      100.0%
Cost of sales  . . . . . . . . . . . . . . . . . . . . . . .  65.2        62.1
                                                             -----       -----
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .  34.8        37.9

Selling, general & administrative. . . . . . . . . . . . . .  38.4        41.4
Restructuring costs. . . . . . . . . . . . . . . . . . . . .   2.0        (0.3)
Provision for State Audits . . . . . . . . . . . . . . . . .   2.2         0.0
                                                             -----       -----
Income (loss) from operations  . . . . . . . . . . . . . . .  (7.8)       (3.2)

Chrgs/writeoff terminated A/R sales agrmt . . . . . . . . . .  0.0         2.1
Interest expense . . . . . . . . . . . . . . . . . . . . . .   2.0         1.7
                                                             -----       -----
Loss before income tax benefit  . . . . . . . . . . . . . . . (9.8)       (7.0)

Income Tax Benefit  . . . . . . . . . . . . . . . . . . . . .  0.9         0.0

Net income (loss)  . . . . . . . . . . . . . . . . . . . . .  (8.9)%      (7.0)%
                                                             -----       -----
                                                             -----       -----

FISCAL YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Revenue for the year ended June 30, 1996 was $36,257,415, an increase of $13,531,174, or 60%, from the year ended June 30, 1995. Patient Care Services revenue amounted to $2,569,274 during the 1995 fiscal year, being consolidated with Universal for only one quarter following the acquisition of Patient Care Services effective April 1, 1995. Patient Care Services revenue for fiscal year 1996 was $15,331,590. Revenue from the Company's discounted retail store operations was $137,512 for fiscal year 1996, or $1,006,677 less than similar revenue for fiscal year 1995. The last Company retail store closed on April 30, 1996. The annual revenue increase for full-year operations (exclusive of Patient Care Services and the retail stores), was $1,775,535 or a 9% increase over 1995. This increase is primarily due to increased sales volume from the efforts of the Company's sales staff, and increased managed care business from new and existing contracts.

     Total cost of goods sold for fiscal year 1995 was over 65% of revenue, while total cost of goods sold for fiscal year 1996 was $22,504,611 or approximately 62% of revenue. This three point improvement is the result of negotiated lower prices for higher purchase volumes, and favorable contracted programs with several vendors.

     Selling, general and administrative expenses for fiscal year 1996 were $15,022,290 or 41% of revenue, as compared to $8,720,395 and 38% of revenue for fiscal year 1995. This higher level of expense is the result of expense duplications following the consolidation and reorganization associated with the acquisition of PCS in fiscal 1995. The overlap of function, extensive travel requirements and the lack of a common computer network created a transitory need for more personnel Company wide, and resulted in increased MIS expense and travel expense. Total company staffing increased from 229 full-time employees in the beginning of the 1996 fiscal year to 284 at the end of the year. Payroll expense is expected to decline in fiscal 1997; especially as a percentage of revenue. Reorganization steps are well advanced at this time, and a complete computer system upgrade is nearing completion. Additional space was leased in Roanoke, Virginia on January 1, 1996 to house expanded executive and administrative functions. The original Roanoke, Virginia facility has been retained and is used as a warehouse and shipping center.

     Other expenses included substantial fees and interest expense related to a financing facility with DAIWA Healthco-1, Inc. (The "Daiwa facility") which was utilized from January 1996 until May 1996. Net interest expense increased in fiscal year 1996 to $615,552 from $470,139 in fiscal year 1995. This increase was partly due to $1,500,000 borrowed under the Daiwa facility and held as a cash reserve to fund California legal proceedings settlements. See Item 3, Legal Proceedings. Other interest expense resulted from increased borrowings under a line of credit with Crestar bank that was utilized in the first six months of fiscal 1996.

     In connection with the Acquisition of Patient Care Services, the Company established a deferred tax liability of $200,000. Due to the accumulated losses from operations, this liability was an offset as of June 30, 1995. As such, the Company recognized a corresponding income tax benefit of $200,000 in Fiscal 1995 that is not available in 1996.

     Net loss increased to $2,532,238 in Fiscal 1996 from $2,032,239 in Fiscal 1995. The increase is primarily due to the increase in selling, general and administrative expenses, financing fees and interest expense. Also an additional reserve in the amount of $380,400 was taken for doubtful accounts, bringing the reserve total to $2,007,000 against a gross accounts receivable balance of $12,207,373. In association with certain legal proceedings in California, an additional $75,728 was accrued for possible interest and penalty payments. See Item 3, Legal Proceedings.


LIQUIDITY AND CAPITAL RESOURCES

     In February 1995, Universal completed its borrowing of an aggregate of $400,000; evidenced by 10% notes due the earlier of completion of an additional public offering or July 1995, less placement costs of $52,000 ((the "Bridge Loan"). The Bridge Loan was repaid in July 1995. In July, 1995, the Bridge Loan lenders exercised warrants to acquire 222,223 shares of Common Stock acquired in the Bridge Loan transaction.

     In June and July 1995, the Company completed a private placement of 148,000 shares of Common Stock at $1.00 per share to management and non-management employees of the Company

     In August 1995, the Company purchased certain assets of a diabetes supply segment of a business that provides in-patient care for individuals with diabetes. The agreement provides the Company with the opportunity to sell diabetes supplies to the on-going customers of the company that provides in-patient care. The purchase price for these assets was approximately $609,000 and was payable as $150,000 at closing; followed by nine successive monthly installments of $51,012 plus interest. The acquisition involved the purchase of accounts receivable of approximately $326,000 and inventory and fixed assets of approximately $109,000. Goodwill was recorded in connection with this purchase of approximately $174,000. All purchase price installment payments have been made.

     In December 1995, two members of the Board of Directors exchanged indebtedness represented by notes aggregating $200,000 principal, which had become delinquent, for demand notes in the same amount. In consideration for agreeing to such exchange of indebtedness, and for waiving all past defaults under such canceled notes and advances, the Directors were issued 5-year warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock at $1.00 per share. One director immediately exercised 150,000 of such warrants in consideration for his cancellation of the Company's $150,000 indebtedness owed to him.

     In connection with the Thriftee acquisition, Universal was required to make remaining payments aggregating $100,000 to Messrs. Buchholz, Wisely and Payne, the former stockholders of The Thriftee Group, on February 15, 1996. This debt was paid on February 15, 1996 by issuing 74,073 shares of common stock at an assumed per share price of $1.35.

     To meet a short-term cash flow shortage in February 1996, the Company borrowed, on an unsecured basis, $500,000 at 8% annual interest from H. T. Ardinger, a principal stockholder of the Company. This loan originally matured on June 20, 1996, but was subsequently refinanced. The Company's $500,000 principal indebtedness to Mr. Ardinger is currently evidenced by a note maturing on February 21, 1998. All principal is due and payable in a single installment on February 21, 1998 with interest accruing at 10% per annum, One payment of accrued interest is due and payable on February 21, 1997, and a second installment of accrued interest to be due and payable along with outstanding principal on February 21, 1998.

     During the first half of fiscal 1996, the Company continued borrowing against its $1,200,000 revolving bank line of credit with Crestar Bank. On January 17, 1996, the Company entered into an Agreement with Daiwa Healthco-1, Inc. ("Daiwa") which provided for weekly sales of qualifying accounts receivable to Daiwa. The qualifying accounts receivable generally consisted of accounts that were less than 180 days unpaid from the service date. The sale proceeds to the Company were determined on a formula basis after allowance for certain default reserves, dilution reserves, servicing fees and other expenses.

     The initial sale of accounts receivable to Daiwa consisted of accounts receivable in an aggregate face amount of 6,000,000, and yielded initial gross proceeds to the Company of $3,840,000. In calculating the proceeds, Daiwa held back contractual allowances ( including fees) of approximately $2,160,000, or 36% of the face amount of the receivables. Fees charged in connection with this sale were approximately $117,000, or 2.44%. Under the terms of the agreement, collections on the receivables in excess of the initial gross proceeds, plus the fees, are returned to the Company. All accounts receivable sold to Daiwa on which Daiwa does not collect payment within 180 days are reassigned to the Company and replaced with eligible receivables of equal value.

     The proceeds from the Daiwa sale were applied to effect repayment in full of the Company's indebtedness to Crestar Bank under its revolving accounts receivable financing agreement in the amount of $1,009,000. Additionally, the Company repaid a loan owed to a principal stockholder lender in the principal amount of $1,000,000. With Daiwa sale proceeds, the Company also funded an escrow account in the amount of $1,550,000 to cover any recoveries which may be due as a result of the legal proceedings related to SBE and/or DHS. See Item 3, Legal Proceedings. The balance of the proceeds were applied to loan costs and to working capital.

     On July 14, 1995, the Company borrowed, from the same principal stockholder lender, $2,000,000 in exchange for a note payable bearing interest at a commercial bank's fluctuating prime rate plus two percent. This note matures in July 1997, and was secured by the accounts receivable of PCS, Inc. - West. At this time, the Company also borrowed an additional $250,000 from the same lender on an unsecured basis. As part of this financing, the Company issued warrants to acquire an aggregate 310,000 shares of Common Stock at an exercise price of $1.00 per share. The terms of this financing were amended in connection with the Daiwa purchase of qualifying accounts receivable. The two secured notes, aggregating $3,000,000 principal, along with the $250,000 unsecured note to the same lender, was secured by a subordinated lien on all of the Company's accounts receivable not purchased by Daiwa. In April 1996, $776,482 of the indebtedness to this lender was repaid through the cancellation of indebtedness as payment of the exercise price of 450,000 warrants which were issued in connection with debt financings ($1.00 exercise price per warrant) and of 217,655 Series B Warrants ($1.50 exercise price per warrant).

     By May 23, 1996, Daiwa had less than $1,540,000 in purchased accounts receivable from Universal. The Company used this opportunity to buy back these remaining accounts from Daiwa by applying the reserve amount of $1,540,000 and ending the active use of this facility. In April 1996, the Company reduced the exercise price of its Series B Warrants from $4.40 to $1.50 until April 30, 1996. Each shareholder who exercised one Series B Warrant was also entitled to receive one Series A Warrant for each Series B warrant exercised. A total of 344,720 Series B Warrants were exercised, yielding $517,080 in additional capital funding to the Company. An additonal 217,655 Series B Warrants were exercised by one of the Company's lenders in exchange for payment of $326,482 in debt (see above).

     In February 1994, pursuant to agreements executed in December 1993, all of the shares of capital stock in the PCS Companies held by Ms. Barbara Milinko, a former principal shareholder of such companies, were purchased in equal portions by Messrs. Korby, Bookmeier and Gietzen, the principal shareholders of Patient Care Services (PCS) at the time of the Merger, for an aggregate of $325,000 (the "Stock Note"). At the same time that Ms. Milinko sold her shares, her employment by the PCS Companies was terminated and the PCS Companies became obligated to pay her $825,000 in accrued compensation (the "Accrued Compensation"), of which $130,000 was paid at closing and the $695,000 balance became payable in 102 monthly installments of $6,813 through 2003. In June 1995, $150,000 of the Accrued compensation was prepaid to Ms. Milinko in consideration of her consent to the Merger with Patient Care Services, which consent was required under the terms of applicable agreements. As of June 30, 1996, $244,429 was due to Ms. Milinko.

     Pursuant to a Stock Purchase Agreement, dated April 26, 1996, the Company acquired all of the outstanding capital stock of P.C.S. Northfield, Inc., a company engaged in the marketing and sale of products used in the treatment of diabetes. Prior to the acquisition, the Company had provided administrative services, including billing and receivables collection, to P.C.S. Northfield, Inc. The purchase price for stock acquired was a $350,000 three-year promissory note, bearing 10% annual interest, with equal monthly payments of principal and interest equal to $10,413 per month. The seller also received 32,278 shares of company Common Stock.

     On August 30, 1996, the Company made its first borrowings under a Loan and Security Agreement, dated as of August 15, 1996 (the "Loan Agreement"), by and among the Company and HealthPartners Funding, L.P. ("HealthPartners"). Such initial loan was in the aggregate principal amount of $3,000,000, of which approximately $101,000 was utilized to pay a portion of the breakage costs under a prior financing agreement, $200,000 was utilized to repay a short-term outstanding loan and the balance was utilized to pay all past-due payroll taxes, certain accounts payable and accrued expenses.

     Pursuant to the Loan Agreement with HealthPartners, the Company may receive revolving credit advances in an amount not to exceed the lesser of (a) 80% of the qualified accounts receivable of the Company, or (b) $4,500,000 minus a reserve on account of certain contingent liabilities of the Company, including certain California audits and proceedings (which reserve has initially been fixed at $1,500,000, subject to reduction in the event and to the extent that the subject contingencies are resolved). All loans and other obligations under the Loan Agreement are secured by a first priority lien and security interest in all accounts receivable of the Company.

     In connection with the transactions pursuant to the Loan Agreement with HealthPartners, the Company entered into an agreement with Fred Kassner, to whom the Company remains indebted in the approximate amount of $1,474,000 (which is due and payable on July 14, 1997). Pursuant to such agreement, Mr. Kassner has agreed to subordinate his lien on the accounts receivable of the Company to the lien and security interest held by HealthPartners in such collateral. In addition, in consideration of Mr. Kassner's waiver of certain events of default under his loan agreement with the Company (such events of default consisting of the Company's failure to make certain mandatory prepayments out of the proceeds received by the Company from certain exercises of the Company's common stock purchase warrants), the Company has agreed to issue to Mr. Kassner five-year warrants entitling Mr. Kassner to purchase up to 100,000 shares of common stock of the Company at an exercise price of $2.50 per share. Mr. Kassner has a pledge of all the outstanding stock of each of the Company's operating subsidiaries to further secure the Company's outstanding indebtedness to him.


CASH FLOW

     As of June 30, 1996 Universal had working capital of $296,968 compared to a working capital of $767,857 at June 30, 1995. The decrease in working capital during the year is primarily due to losses from operations plus the voluntary termination of a financing facility.

     As of June 30, 1996, Universal had $91,066 in cash, compared to cash of $87,853 at June 30, 1995. This slight increase in cash results from $764,000 obtained from operations, $780,003 used by investing activities and $19,216 provided by financing activities.

     Accounts receivable for the Company increased by $1,043,823 (net of effect of acquisitions) during the fiscal year ended June 30, 1996. The average days revenues in accounts receivable increased from approximately 85 days at June 30, 1995 to just over 100 days at June 30, 1996. This increase is due to higher sales levels and to slower payment cycles by certain intermediaries, resulting in less cash on hand and higher receivable levels. The company also experienced computer capacity limitations which slowed the collection process on older receivable accounts. More efficient computer hardware and software upgrades have been installed allowing the Company to accelerate collection of these accounts with the expectation of reducing the accounts receivable aging and size.

     The effect of the increase in accounts receivable was partially offset by an increase in the trade accounts payable of $1,380,836 during the fiscal year ended June 30, 1996. This increase was due to more favorable payment terms with certain vendors to manage the increase in purchasing requirements to support the higher level of sales revenues, and to delayed payments to other vendors.

      The Company anticipates that significant cash requirements will be required to maintain and grow the business. During the twelve months ended October 31, 1997, mandatory redemption payments are due on the Series A Preferred Stock which equal $580,000, installment payments of approximately $125,000 are due under a note payable, and deferred compensation payments are due of approximately $82,000. On July 14, 1997, a note payable of approximately $1,474,000 is due. The Company is working to meet these cash obligations and to continue its growth by (i) increasing the rate of collection on older accounts receivable; thereby decreasing the size of accounts receivable, (ii) restructuring the work flow for efficiency, (iii) controlling expenditures to reduce general operating costs, (iii) expanding the loan facility with HealthPartners and (iv) exploring the possibility of a new equity offering.


NET OPERATING LOSSES


     The Company has net operating loss carryforwards for tax purposes totaling $5,150,000 at June 30, 1996 expiring in the years 2004 to 2011. Substantially all of these carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue
Code), which have resulted in a more than 50% change in ownership.


ITEM 7.   FINANCIAL STATEMENTS
                                                                    Page
                                                                   Number
                                                                   ------

 INDEPENDENT AUDITORS' REPORT                                      F-2

 CONSOLIDATED BALANCE SHEET                                        F-3

 CONSOLIDATED STATEMENT OF OPERATIONS                              F-4

 CONSOLIDATED STATEMENT OF CHANGES IN
      STOCKHOLDERS' EQUITY                                         F-5

 CONSOLIDATED STATEMENT OF CASH FLOWS                              F-6-7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8-22

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
  Board of Directors
Universal Self Care, Inc.

     We have audited the accompanying consolidated balance sheet of Universal Self Care, Inc. and Subsidiaries as of June 30, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Self Care, Inc. and Subsidiaries as of June 30, 1996 and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.


                                   \S\ FELDMAN RADIN & CO., P.C.
                                   ------------------------------
                                   Feldman Radin & Co.,P.C.
                                   Certified Public Accountants
New York, New York
September 20, 1996

                            UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET
                                         June 30,1996
                                            ASSETS

CURRENT ASSETS:
     Cash                                                                                 $     91,066
     Accounts receivable,
             net of allowance for doubtful accounts of $2,007,000                           10,200,373
     Inventories                                                                               551,154
     Prepaid expenses                                                                          136,036
                                                                                          ------------
                     TOTAL CURRENT ASSETS                                                   10,978,629

PROPERTY AND EQUIPMENT
     net of accumulated depreciation of $354,361                                               972,334

INTANGIBLE ASSETS, net of
     accumulated amortization of $532,771                                                    6,201,901

DEPOSITS AND OTHER ASSETS                                                                       56,204
                                                                                          ------------
                                                                                          $ 18,209,068
                                                                                          ------------
                                                                                          ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                     $  6,694,173
     Notes payable - current portion                                                           300,259
     Related party loans                                                                        60,000
     Accrued liabilities                                                                     1,632,911
     State audit reserves                                                                    1,400,000
     Payroll taxes payable                                                                     594,318
                                                                                          ------------
                     TOTAL CURRENT LIABILITIES                                              10,681,661

NOTES PAYABLE, net of current portion                                                        2,315,469

REDEEMABLE PREFERRED STOCK, Series A                                                         2,246,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, Series B Cumulative Convertible, $.0001 par value,
             10,000,000 shares authorized, 1,580,000 shares issued and outstanding             505,000
     Common stock, $.0001 par value, 20,000,000 shares authorized, 7,888,006 shares
             issued and outstanding                                                                788
     Additional paid-in capital                                                             10,623,796
     Accumulated deficit                                                                    (8,163,855)
                                                                                          ------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              2,965,729
                                                                                          ------------
                                                                                          $ 18,209,068
                                                                                          ------------
                                                                                          ------------

                    See notes to consolidated financial statements.

                       UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                  Year Ended June 30,
                                                                             ---------------------------
                                                                                  1996          1995
                                                                             ------------   ------------
REVENUES                                                                     $ 36,257,415   $ 22,726,241

COST OF GOODS SOLD                                                             22,504,611     14,813,946
                                                                             ------------   ------------

   GROSS PROFIT                                                                13,752,804      7,912,295
                                                                             ------------   ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   15,022,290      8,720,395

RESTRUCTURING CHARGES                                                            (100,507)       454,000

PROVISION FOR STATE AUDITS                                                          --           500,000
                                                                             ------------   ------------
                                                                               14,921,783      9,674,395
                                                                             ------------   ------------

OPERATING LOSS BEFORE OTHER EXPENSES                                           (1,168,979)    (1,762,100)

OTHER EXPENSES:
   Charges and writeoffs in connection with terminated
        accounts receivable sales agreement                                       747,707          --
   Interest expense, net                                                          615,552        470,139
                                                                             ------------   ------------
                                                                                1,363,259        470,139
                                                                             ------------   ------------

LOSS BEFORE INCOME TAX BENEFIT                                                 (2,532,238)    (2,232,239)

INCOME TAX BENEFIT                                                                  --           200,000
                                                                             ------------   ------------

NET LOSS                                                                     $ (2,532,238)  $ (2,032,239)
                                                                             ------------   ------------
                                                                             ------------   ------------


NET LOSS PER SHARE                                                           $      (0.40)  $      (0.48)
                                                                             ------------   ------------
                                                                             ------------   ------------

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATION                                                          6,843,943      4,243,224
                                                                             ------------   ------------
                                                                             ------------   ------------



                    See notes to consolidated financial statements.

                    UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Preferred Stock Series B    Common Stock    Additional                    Total
                                               -----------------------  -----------------   Paid-In     Accumulated  Stockholders'
                                                  Shares      Amount     Shares    Amount   Capital        Deficit      Equity
                                                ----------  ----------  ---------  ------  ------------  ------------  -----------
Balance - June 30, 1994                             -       $   -       3,789,057  $ 379   $  6,110,256  $ (3,337,801) $ 2,772,834

     Shares issued in acquisition of PCS         1,000,000   505,000    1,400,000    140      1,413,860        -         1,919,000
     Shares issued for services                     -           -          15,000      1         26,999        -            27,000
     Issuance of common stock                       -           -         945,000     95      1,056,836        -         1,056,931
     Dividends paid on Preferred Stock Series A                                                               (50,092)     (50,092)
     Net loss                                       -           -            -        -           -        (2,032,239)  (2,032,239)
                                                ----------  ----------  ---------  ------  ------------  ------------  -----------

Balance - June 30, 1995                          1,000,000   505,000    6,149,057    615      8,607,951    (5,420,132)   3,693,434

     Shares issued to employees                                           148,000     15        147,985                    148,000
     Shares issued upon exercise of Bridge lenders'
          warrants                                                        222,223     22            (22)                     -
     Warrants issued in connection with private
          financing                                                          -        -         216,028                    216,028
     Debt converted as consideration for
          exercise of options                                             150,000     15        149,985                    150,000
     Exercise of Class B Warrants                                         344,720     34        517,046                    517,080
     Shares issued for acquisition                                         32,278      3        149,997                    150,000
     Options exercised for cash                                           100,000     10        149,990                    150,000
     Debt converted as consideration for
          exercise of options                                             667,655     67        776,415                    776,482
     Shares issued in settlement of note payable                           74,073      7         99,993                    100,000
     Dividends paid on Preferred Stock Series A                                                              (211,485)    (211,485)
     Various expenses associated with stock
          issuances                                                          -        -        (162,572)                  (162,572)
     Write off of discount associated with warrants
          issued in private financing upon early
          retirement of debt                                                                    (29,000)                   (29,000)
     Net loss                                                                                              (2,532,238)  (2,532,238)
                                                ----------  ----------  ---------  ------  ------------  ------------  -----------
                                                 1,000,000  $505,000    7,888,006  $ 788   $ 10,623,796  $ (8,163,855) $ 2,965,729
                                                ----------  ----------  ---------  ------  ------------  ------------  -----------
                                                ----------  ----------  ---------  ------  ------------  ------------  -----------

                    See notes to consolidated financial statements.

                         UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Year Ended June 30
                                                                               ----------------------------
                                                                                   1996           1995
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $ (2,532,238)  $ (2,032,239)
                                                                               ------------   ------------
 Adjustments to reconcile net loss to net cash
   used in operations:
     Depreciation and amortization                                                  549,083        269,577
     Loss on disposal of fixed assets                                                23,632         27,449
     Shares issued for services                                                        -            27,000

 Changes in operating assets and liabilities (net of effects of acquisitions):
   Increase in accounts receivables                                              (1,043,823)    (2,225,002)
   Decrease (increase) in inventories                                               803,778        (84,679)
   Decrease (increase) in prepaid expenses                                          179,498       (241,411)
   Decrease in deposits and other assets                                            153,464         70,405
   (Increase) in intangible assets                                                     -          (110,916)
   Increase in accounts payable                                                   1,480,836      1,757,113
   Increase in accrued liabilities                                                  555,452         46,460
   Increase (decrease) in payroll taxes payable                                     594,318       (200,000)
   Increase in state audit reserves                                                    -           500,000
                                                                               ------------   ------------
     Total adjustments                                                            3,296,238       (164,004)
                                                                               ------------   ------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              764,000     (2,196,243)
                                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                              (585,697)      (132,122)
 Net cash paid for acquisitions                                                    (194,306)      (176,168)
                                                                               ------------   ------------
   NET CASH USED IN INVESTING ACTIVITIES                                           (780,003)      (308,290)
                                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of related party loans                                                 (100,000)       (50,000)
 Repayment of revolving credit line                                                (884,000)      (261,800)
 Proceeds from sale of securities                                                   652,508      1,023,811
 Proceeds from related party loans                                                   60,000        300,000
 Net proceeds from (repayment of) long-term debt                                    532,375      1,328,482
 Dividends paid on Series A Preferred Stock                                        (211,485)          -
 Redemption of Series A Preferred Stock                                             (30,182)          -
                                                                               ------------   ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         19,216      2,340,493
                                                                               ------------   ------------

NET INCREASE (DECREASE) IN CASH                                                       3,213       (164,040)

CASH AT BEGINNING OF YEAR                                                            87,853        251,893
                                                                               ------------   ------------

CASH AT END OF YEAR                                                            $     91,066   $     87,853
                                                                               ------------   ------------
                                                                               ------------   ------------

                        See notes to consolidated financial statements.

                       UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year Ended June 30,
                                                                 ---------------------
                                                                    1996       1995
                                                                 ---------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid during the period for interest and finance charges    $ 644,082   $ 447,880
                                                                 ---------   ---------
                                                                 ---------   ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

 During the year ended June 30, 1995, the Company issued securities with a total value of $4,145,299 in connection with the acquisition of PCS.

 During the year ended June 30, 1995, the Company accreted $50,092 in dividends on Class A Preferred Stock.

 During the year ended June 30, 1996, the Company acquired a Company for $500,000, of which securities with a total value of $150,000 and a note for $350,000 were issued.

 During the year ended June 30, 1996, the Company acquired a Company for $609,104, of which $459,104 was covered by a note payable to the Seller.

 During the year ended June 30, 1996, an individual converted notes of $776,482 as consideration for 667,655 options which were exercised.

 During the year ended June 30, 1996, a director converted notes of $150,000 as consideration for 150,000 options which were exercised.


                   See notes to consolidated financial statements.

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996


     Universal Self Care, Inc. (the "Company"), is a Delaware corporation formed on May 12, 1989. The Company was organized as a holding company and prior to January 1994 had three wholly-owned subsidiaries: Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc. ("SugarFree"), Superior Care RX, Inc. ("Superior Care RX") and Physicians Support Services, Inc. d/b/a Home Therapy Services ("Home Therapy").

     Home Therapy specializes in providing diabetes supplies and services to individuals in their homes, including insulin, syringes and other items required to inject insulin, and provides maintenance services to diabetes patients. SugarFree operated ten diabetes centers which provided health food and supplies to individuals with diabetes.

     In January 1994, the Company acquired a group of six companies, all of which were under common control. The six companies were: Fieldcor, Inc., Eldercor of Florida, Inc., Eldercor of California, Inc., Medical Accounting Specialists, Inc., Apperson Pharmacy, Inc., and Diabetic Depot of America Inc. - collectively known as the Thriftee Group ("Thriftee"). Thriftee is primarily engaged in the sale of general retail diabetes supplies throughout the United States.

     In April 1995, the Company merged a newly formed, wholly-owned subsidiary, USC-Michigan, Inc., with PCS Management, Inc., a Michigan Corporation ("PCS"), with USC-Michigan, Inc. as the surviving corporation. This transaction also resulted in USC-Michigan, Inc. becoming the parent of PCS's wholly-owned subsidiary, PCS, Inc.-West. PCS is primarily engaged in the sale of general retail diabetes supplies throughout the United States.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     B. Revenue Recognition - Patient services revenue is earned from commercial, Medicaid and Medicare patient treatment charges. Revenue is recognized at the time the service is rendered or when the products are shipped. Medicare and Medicaid reimbursements ("Third-Party") are based on allowable charges. The difference between the Companies' established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against patient revenues. Final determination of reimbursement is subject to audit and retroactive adjustment by respective third party intermediaries. Settlements based on Medicare and Medicaid audits, if any, are recorded in the year they become known. For each of the years ended June 30, 1996 and 1995, approximately 95% of revenue was derived from Third-Party reimbursements programs.

     C. Inventories - Inventories consisting of pharmaceutical, health food products and other diabetes supplies are carried at the lower of cost (first-in, first-out) or market.

     D. Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of their respective leases or the service lives of the improvements, whichever is shorter.

     E. Loss Per Share - Loss per share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Net loss is increased by any applicable preferred stock dividends.

     F. Intangible Assets - Intangible assets, consisting of goodwill, non-compete agreements and customer list, are being amortized on a straight-line basis over their estimated useful lives.

     G. Goodwill - Goodwill arising from business acquisitions, is being amortized on the straight-line method over 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired companies.

     H. Shares Issued for Services - Compensation expense is recorded when shares or options are granted for services based on the difference between the fair market value of the securities on the grant date and the amount required to be paid by the recipient.

     I. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     J. Recently Enacted Accounting Pronouncement - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The standard permits companies to chose to follow the accounting proscribed by the standard for securities issued to employees or to continue to follow the method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, coupled with certain pro forma disclosures. The Company has not yet determined whether it will adopt the accounting aspects of this standard or simply choose to provide the required disclosures. If the disclosure-only option is selected, there would be no financial statement impact resulting from this standard. If the Company decides to adopt the accounting aspects, the financial statement impact of such decision can not be determined at this time.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                   Office equipment                $   1,169,21
                   Leasehold improvements               157,478
                                                   ------------
                                                       1,326,69

                   Accumulated depreciation            (354,361)
                                                   ------------
                                                   $    972,334
                                                   ------------
                                                   ------------

3.   COMMITMENTS AND CONTINGENCIES

     A. 1) Lease Commitments - The Company is obligated under seven non-cancelable operating leases. One location was closed during the fiscal year ended June 30, 1996, the lease for which expires August 31, 1996.

            Rent expense for the years ended June 30, 1996 and 1995 was $526,289 and $444,270, respectively. Minimum rental commitments for the remaining active leases over the next five years are as follows:


                         1997                         $  369,468

                         1998                            376,952

                         1999                            247,872

                         2000                            249,840

                         2001                             55,760

         2) Employment Agreements - In February 1995, the Company entered into an employment agreement with the President of Thriftee. The agreement called for an annual base salary of $85,000, plus commissions and terminates in December 1996. In September 1995, the agreement was amended to increase the annual salary base to $150,000 and eliminate the provision for commissions. During the fiscal year 1996, the Company granted nonqualified five-year stock options to purchase 41,667 shares of the Company's common stock, exercisable commencing May 1, 1996 at an exercise price of $1.35 per share, in exchange for forgiveness of $50,000 of compensation payable under this contract over the period from May 1996 through April 1997.

            In connection with the PCS Acquisition, the Company entered into five year employment agreements with each of the three PCS officers calling for compensation of $150,000 per year. During the fiscal year 1996, the Company granted nonqualified five-year stock options to purchase an aggregate of 375,000 shares of the Company's common stock, exercisable commencing May 1, 1996 at an exercise price of $1.35 per share, in exchange for forgiveness of aggregate compensation of $450,000 payable under these contracts over the period from May 1996 through April 1997.

            In March 1996, the Company entered into a two year employment agreement with an individual given the position of National Vice President - Sales, for annual compensation of $95,000.

     B. 1) California State Audits- The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits that covered the period from July 1, 1990 through June 30, 1993. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-
            Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to its customers which are not in conformance with Medi-Cal regulations. Under the regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. The Company maintains that it has conformed with pricing regulations because its prices are consistent for the services being provided. They contend that the Representatives from the Controller's Office have compared prices for different services with different delivery methods.
            The Company further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and those charges were in compliance with current regulations. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1995, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS"). The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In October 1995, the State Controller's
            Office issued a Letter of Demand for the recovery of approximately $1.3 million resulting from the issues regarding two-tier pricing. In November 1995, the Company issued a Statement of Disputed Issues with the Office of Administrative Appeals, Department of Health Services as its formal appeal to the Letter of Demand. A hearing before the Department of Health Services was held on January 16, 1996, resulting in an affirmation of the State's position. Company management intends to continue vigorously defending its position regarding pricing practices among its subsidiaries.

            The Company has also undergone an audit by the California State Board of Equalization (SBE) as a result of findings from the State Controller's Office. The SBE has disagreed with the Company's policies regarding sales tax payment on certain items. The Company has maintained that sales of diabetes supplies, when made pursuant to a doctor's prescription, are transactions exempt from the payment of sales taxes in California. The SBE feels that only the sales of insulin and insulin syringes are exempt from California sales tax and the blood glucose meters, testing strips and finger-prick lancets are considered to be taxable items. The SBE has assessed sales tax on the sales of these items and they have issued a Notice of Determination covering the period from July 1, 1989 through September 30, 1993 totaling approximately $860,000. The Company has protested these findings and will appeal this assessment. The Company accrued and paid sales taxes of $661,902 on sales of the items in question during the fiscal year ended June 30, 1996.

            Based upon the above contingencies, the Company has provided a reserve, in the event that a defense of its position does not prevail, of $950,000 during the fiscal year ended June 30, 1994 ($50,000 of which was deposited in connection with the sales tax issue) and has provided a further reserve of $500,000 during the fiscal year ended June 30, 1995. The addition to the reserves during 1995 was determined to be appropriate at that time because management feels that a compromise and settlement may be required in order to terminate each of these matters. Allocation of the total reserve of $1,450,000 between the DHS and the SBE actions is not possible because, in the event of a settlement with DHS, the amount of the liability with the SBE could be favorably impacted. The total reserve of $1,450,000 is considered adequate at this time to cover any anticipated settlements relating to these matters.

        2) Medicare Audit- The PCS Companies are currently the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products provided by the PCS Companies and (ii) Medicare's payment to the PCS Companies for claims which were allegedly not properly subject to Medicare reimbursement. Medicare has withheld approximately $300,000 of the payments due for claims reimbursement to cover the estimated liability which may result from this investigation. Medicare has withheld an additional $79,000 of payments during July 1996 to cover the final liability identified during its investigation. Management of the Company intends to vigorously defend this assessment.

4.   NOTES PAYABLE

     Notes payable at June 30, 1996 consists of the following:

     Notes payable to an individual, unsecured, interest
     payable at 10%, due February 1998                           $     500,000

     Notes payable to an individual, interest payable at prime
     + 2%, due July 1997, net of discount                            1,390,516

     Note payable to former employee of PCS, interest imputed
     at 8%, payable in monthly installments, maturing in 2000,
     secured by the tangible and intangible assets of  PCS             244,429

     Due to a former owner of a subsidiary, unsecured, interest
     payable at 10%, payable monthly, maturing March 1999              299,358

     Others, with various interest rates and maturity dates            181,425
                                                                 -------------
                                                                     2,615,728

     Less: current maturities                                         (300,259)
                                                                 -------------
                                                                $    2,315,469
                                                                 -------------
                                                                 -------------

     Principal payments through maturity are as follows:

                1997                             $      300,259

                1998                                  2,115,532

                1999                                    165,623

                2000                                     34,314

5.   INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 1996, the Company had net deferred tax assets of $2,595,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

     The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

Net operating loss carryforward             $    2,060,000

Litigation accruals                                580,000

Accrued compensation                               157,000

Cash to accrual adjustments                       (202,000)

Valuation allowance                             (2,595,000)
                                             --------------
Net deferred tax asset recorded            $          -
                                             --------------
                                             --------------

At its acquisition date, PCS had a net deferred tax liability of $200,000 related to cash to accrual adjustments offset by accrued compensation deductions. This liability was eliminated through the tax effects of losses subsequent to the acquisition, enabling the Company to recognize some of the tax benefits of such losses.

The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:

                                                      Year Ended June 30,
                                                  --------------------------
                                                     1996             1995
                                                  -----------     ----------
      Income tax benefit computed at
      statutory rate                              $ 886,000       $  810,000

      Effect of permanent differences              (184,000)         (64,000)

      Effect of temporary differences                (8,000)        (259,000)

      Income tax benefit not recognized            (694,000)        (287,000)
                                                  -----------     ----------
      Income tax benefit                          $     -         $  200,000
                                                  -----------     ----------
                                                  -----------     ----------

     The Company has net operating loss carryforwards for tax purposes totaling $5,150,000 at June 30, 1996 expiring in the years 2004 to 2011. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue
Code), which have resulted in a more than 50% change in ownership.

6.   ACQUISITIONS

     A. In April 1995, the Company merged a newly formed, wholly-owned subsidiary, USC-Michigan, Inc., with PCS Management, Inc., a Michigan Corporation ("PCS"), with USC-Michigan, Inc. as the surviving corporation. This transaction also resulted in USC-Michigan, Inc. becoming the parent of PCS's wholly-owned subsidiary, PCS, Inc.-West. The Acquisition is accounted for as a purchase. The purchase price totaled $4,145,299, and was settled through the issuance of Company securities as follows: (i) 1,400,000 shares of common stock valued at $1,414,000; (ii) 580,000 shares of Series A Preferred Stock valued at $2,226,299, the present value of the mandatory redemption payments; and (iii) 1,000,000 shares of Series B Convertible Preferred Stock, valued at $505,000, established through reference to the value attributable to the common stock. Additionally the Company incurred acquisition costs of $126,958.

          The following summarizes the purchase of PCS:

                        Purchase price including
                        acquisition costs                    $ 4,272,257

                        Fair value of liabilities assumed      4,455,422

                        Fair value of assets acquired         (3,767,150)
                                                             -----------
                        Goodwill                             $ 4,960,529
                                                             -----------
                                                             -----------


          Goodwill resulting from the acquisition is being amortized over a period of 20 years.

          The following table summarizes selected pro forma consolidated results of operations for the year ended June 30, 1995 (unaudited) of the Company and PCS as though the acquisition had been consummated at July 1, 1994. The pro forma amounts give effect to appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the issuance of Company securities. Furthermore, officer salary levels of PCS are adjusted to reflect the new levels contractually agreed to upon the Acquisition. Income tax effects of all the above adjustments are recorded where appropriate.
                                                    Year Ended
                                                   June 30, 1995
                                                   -------------
          Total Revenue                           $  32,956,276

          Net Loss                                $  (2,771,065)

          Net Loss per share (1)                  $       (0.55)

          Weighted Average Number of Shares           5,351,557

          (1) Includes an adjustment for preferred stock dividends.

     B. During the year ended June 30, 1996, the Company made two small acquisitions recording $483,219 in goodwill. Additionally, in January 1994, the Company acquired Thriftee resulting in goodwill of $770,188. Goodwill resulting from these acquisitions is being amortized over a period of 20 years.

7.   REDEEMABLE PREFERRED STOCK, SERIES A

     In April 1995, in connection with the Acquisition of PCS, the Company issued 580,000 shares of Series A Redeemable Preferred Stock. The shares contain a liquidation preference of $5 per share and pay no dividends. They are mandatorily redeemable at $5 per share, over a five year period, in equal monthly installments beginning October 1995. The Company has recorded the present value of the required future payments as a liability, utilizing a discount rate of 9%. The portion of the monthly redemption installments which are attributable to this discounting factor are accounted for as preferred stock dividends.

     Payments through maturity are as follows:

             1997                             $  580,000

             1998                                580,000

             1999                                580,000

             2000                                580,000

             2001                                290,000

8.   STOCKHOLDERS' EQUITY

     A. Preferred Stock - The Certificate of Incorporation of the Company authorizes the issuance of a maximum of 10,000,000 shares of preferred stock. The Company's Board of Directors is vested with the authority to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of shares of any such series to the extent permitted by the laws of the State of Delaware and the Articles of Incorporation.

     B. In April 1995, in connection with the Acquisition of PCS, the Company issued 1,000,000 shares of Series B Cumulative Convertible
          Preferred Stock. Each share contains a liquidation preference of $1.00 per share. Each share is convertible into common stock at the rate of two shares for one common share. Each share pays a cumulative dividend at the rate of from $.02 per share annually, beginning in September 1996, increasing to $.12 per share through June 30, 2000. However, such dividend only becomes payable if, in the immediate preceding fiscal year, the Company had pre-tax income of at least $500,000.

     C. In November 1994, the Company agreed to issue 15,000 shares of common stock in settlement of certain compensation claims. Such shares were valued at an aggregate amount of $27,000.

     D. In April 1995, the Company sold 500,000 shares to an unrelated third party for $1.00 per share.

     E. In May 1995, the Company sold 300,000 shares to another unrelated third party for $1.00 per share.

     F. In June 1995, the Company sold 125,000 shares to a consultant for $1.00 per share, which is the value at which they were accounted for.

     G. In July 1995, the Company sold 148,000 shares to certain management employees for $1.00 per share, which is the value at which they were accounted for.

     H. In July 1995, 222,223 warrants which were issued in connection with a private placement in January and February 1995 were exercised for $.01 per share.

     I. In December 1995, warrants to acquire 150,000 shares at $1.00 per share were exercised by a director in exchange for the forgiveness of $150,000 in debt.

     J. In April, 1996, the Company issued 32,278 shares in connection with an acquisition valued at $150,000.

     K. In April 1996, a private lender exercised 450,000 warrants at $1.00 per share and 217,655 Class B warrants at $1.50 per share in exchange for the cancellation of debt totaling $776,483.

     L. In April 1996, the Company reduced the exercise price of its Class B warrants from $4.50 per share to $1.50 per share. Subsequently, a total of 562,375 warrants were exercised (including 217,655 by a private lender for conversion of debt).

     M. In June 1996, an officer exercised options to purchase 100,000 shares at $1.50 per share.

9.   STOCK OPTIONS

     A. The Company's 1992 Employee Stock Option Plan (the "1992 Plan") was approved by the Company's Board of Directors and stockholders in June 1992. On July 28, 1993, 310,000 stock options, exercisable at $1.50 per share, for a period of ten years, were issued under the 1992 Plan (such options are all still outstanding and exercisable at June 30, 1995). Options granted under the 1992 plan may include those qualified as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors, who provide necessary services to the Company are eligible to participate in the 1992 Plan.
          Non-employees and part-time employees may receive only non-qualified stock options. The maximum number of shares of common stock for which options may be granted under the 1992 Plan is 500,000 shares.

     B. The Company's Management Non-Qualified Stock Option Plan (the "Management Plan") was approved by the Company's Board of Directors in December 1992. On July 28, 1993, 100,000 stock options, exercisable at $1.50 per share, for a period of ten years, were issued under the Management Plan. Management and key employees, as well as outside directors and other individuals who provide necessary services to the Company, are eligible to participate in the Management Plan. Options granted under the Management Plan are nonqualified options. The maximum number of shares of Common Stock for which options may be granted under the Management Plan is 550,000. None of the options outstanding under this plan are exercisable as of June 30, 1995.

     C. In February 1994, the Company issued ten year options to purchase up to 175,000 shares, at a price of $1.25 per share, to the president of Thriftee in consideration of his waiver of certain rights to acquire equity in certain of the constituent corporations of Thriftee. These options vest as follows: 75,000 in February
          1995, 50,000 in February 1996, and 50,000 in February 1997.

     D. In December, 1995, two members of the Board of Directors exchanged indebtedness represented by notes aggregating $200,000 principal, which had become delinquent, for demand notes in the same amount. In consideration for agreeing to such exchange of indebtedness, and for waiving all past defaults under such canceled notes and advances, the Directors were issued 5-year warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock at $1.00 per share. One director immediately exercised 150,000 of such warrants in consideration for his cancellation of the Company's $150,000 indebtedness owed to him.

     E. In June 1996, an officer exercised options to purchase 100,000 shares for $1.50 per share.

     F. During fiscal 1996, the Company issued five year options at $1.35 per share to four officers in consideration of their forgiving salaries.

10.  PUBLIC WARRANTS

     In December, 1992, the Company sold a total of 571,900 Units to the public at $9.125 per Unit. Each of the Units sold by the Company consisted of three shares of common stock, $.0001 par value, two Class A Warrants each to purchase one share of common stock at an exercise price of $3.30 per share and one class B Warrant to purchase one share of common stock at an exercise price of $4.50 per share. The Class A Warrants are exercisable through December 1997. In April 1996, the Company reduced the price of the Class B warrants to $1.50 and 562,375 were subsequently exercised. Upon exercise, each warrant was converted to one share of the Company's common stock and one Class A Warrant. The Class B Warrants were exercisable through December 1994, but were subsequently extended through June 1996, when they expired. The Company has the right to redeem the Class A Warrants at $.05 per Warrant upon the common stock achieving certain market price targets and the tendering of a written notification to the warrant holders 20 days prior to taking such action.


11.  PRIVATE FINANCING

     In April 1995, the Company borrowed $1,000,000 in exchange for a note payable bearing interest at a commercial bank's fluctuating prime rate plus two percent.

This note becomes due in two years and was secured by the accounts receivable of one of the Company's wholly-owned subsidiaries, Home Therapy. As part of this financing, the Company issued warrants to acquire an aggregate 175,000 shares of common stock, at an exercise price of $1.00 per share. In July 1995, the Company borrowed $2,000,000 from the same lender in exchange for a note payable bearing interest at the same commercial bank's prime rate plus two percent. This note becomes due in two years and was secured by the accounts receivable of PCS, Inc. - West. As part of this second financing, the Company issued warrants to acquire an additional 310,000 shares of common stock, at an exercise price of $1.00 per share. Proceeds from these financings which are attributable to the warrants (based on their relative fair value) are recorded as a discount and amortized as additional interest expense over the life of the notes. The total amount of such discount recorded in connection with these two financings was approximately $231,000.

     In June 1995, the same lender lent the Company $250,000 under an unsecured promissory note bearing interest at 9% per annum, maturing in June 1996.

     During fiscal 1996, the Company repaid the April 1995 and June 1995 loans aggregating $1,250,000. An additional $776,483 was converted to equity as consideration for the exercise price of 667,655 warrants.

     In August 1996, the Company issued this lender 100,000 five-year warrants to purchase common stock at $2.50 per share, in consideration of his waiver of certain loan covenant violations.

12.  RELATED PARTY LOANS

     In December 1994, three individuals serving as officers and/or directors of the Company, advanced an aggregate of $200,000 to the Company, bearing interest at 12% per annum and repayable on June 30, 1995. In January 1995, the Company repaid $50,000 to one individual. Additionally, in January 1995, one of the above directors lent PCS $100,000 under a promissory note bearing interest at 11.5%, which came due in February 1995. All the above loans were refinanced as demand notes on December 1, 1995 and any defaults were waived. During fiscal year 1996, $150,000 of loans was converted as consideration for the exercise of stock options.

     As of June 30, 1996, the Company had $60,000 in loans from three individuals serving as officers and/or directors. Such amounts bear various interest rates and are due on demand.

13.  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

     The Company incurred approximately $500,000 in charges and fees due to the termination of its accounts receivable sales agreement with Daiwa.

14.  CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of patient care receivables. The vast majority of such receivables are due from third party reimbursement sources, including private insurance companies and Federal and state medical insurance programs. Although the ability of some third party payers to meet their obligations may be affected by developments in the health care industry, most of such third party payers are considered financially healthy and large enough to where it is not an issue from the Company's standpoint.

15.  RESTRUCTURING CHARGES

     During the fiscal year ended June 30, 1995, the Company incurred restructuring charges in connection with two distinct organizational actions:
(i) the consolidation of billing operations in Virginia and (ii) the decision to close substantially all of its stores. Restructuring charges connected with the consolidation of billing approximated $276,000 and consisted of temporary and duplicate staffing, training and moving costs. Charges connected with the store closings approximated $178,000 and consisted of inventory and leasehold improvement write-offs and accruals for estimated lease termination costs. During the fiscal year ended June 30, 1996, the Company reversed approximately $101,000 of previously estimated lease termination costs.

16.  PRIVATE PLACEMENT

     During January and February 1995, the Company borrowed a total of $400,000 in a private placement of secured promissory notes bearing interest at 10%. The notes had a term of six months and were repaid in July 1995. The lenders received warrants to purchase 222,223 shares of the Company's common stock exercisable at $0.01 per warrant in addition to the notes. The relative value of the warrants to that of the notes was recorded as a discount on the notes, totaling approximately $171,000. Such discount was written off as an additional finance charge over the term of the notes.

17.  ACCOUNTS RECEIVABLE SALES AGREEMENT

     In January, 1996, the Company entered into an agreement with Daiwa HealthCo.-1 Inc. ("Daiwa") which provided for the sale by the Company of accounts receivable. The agreement provided for the purchase by DAIWA of up to $10,000,000 in outstanding receivables, at any one time. In May 1996, upon the execution of a mutually agreed upon waiver, the Company ceased selling receivables to DAIWA under this agreement. In consideration of such waiver, the Company paid to DAIWA a termination fee of approximately $202,000. Total receivables sold during the period covered by this agreement were approximately $11,907,000. Total discounts and fees incurred by the Company in connection with this agreement were approximately $747,000.

18.  ACCOUNTS RECEIVABLE FUNDING AGREEMENT

     In August, 1996, the Company entered into an accounts receivable funding agreement with Healthpartners Funding, L.P. ("Healthpartners") under which the Company is able to borrow up to $4,500,000 against its qualified accounts receivable. Qualified accounts are generally defined as those which are less than 91 days old and are due from a third-party payee source (ie. Medicare, Medicaid or commercial insurance) as opposed to those that are payable directly by patients. Of the total credit facility, $1,500,000 has been specifically allocated by the lender towards payment of the final settlement amount of the California audit and is unavailable to the Company for other purposes. The base rate applicable to outstanding principal amounts is prime + 1/4%. The term of the agreement is three years. Outstanding principal under the agreement is secured by a first priority lien against substantially all of the Company's assets.

     On September 1, 1996, the Company transacted for the initial draw under this agreement, the maximum available amount of $3,000,000. Substantially all such funds were immediately expended by the Company for the repayment of past due payroll taxes, past due accounts payable and certain short-term notes payable.

     The Agreement contains financial covenants which require that the Company's net loss not exceed $50,000 for its quarter ended September 30, 1996, and that it achieve net income of at least $500,000 for its fiscal year ended June 30, 1997. The agreement contains certain other covenants, including but not limited to, a deterioration in the Company's financial condition. The agreement also forbids the payment of dividends on the Company's common stock. A violation of such covenants gives the lender the right to immediately call the loan.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE



          None





         (The remainder of this page has been intentionally left blank)

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)


OFFICERS AND DIRECTORS

The executive officers and directors of the Company as of October 11, 1996 are as follows:

              NAME                  AGE          POSITION WITH THE COMPANY
              ----                  ---          --------------------------

       Brian D. Bookmeier           38       President, Chief Executive
                                             Officer and Director
       Robert M. Rubin              56       Chairman of the Board of
                                             Directors

       Richard R. Hough             51       Vice President, Chief Operating
                                             Officer, Chief Financial Officer
                                             and Secretary

       Tod J. Robinson              35       Vice President - National Sales
                                             for Diabetes Self Care, Inc.
                                             (formerly Thriftee Group)
       Edward T. Buchholz           53       Executive Vice President,
                                             Divisional President of Diabetes
                                             Self Care, Inc. (formerly
                                             Thriftee Group) and Director
       Alan M. Korby                39       Vice President, Divisional
                                             President of PCS and Director

       Matthew B. Gietzen           33       Vice President of Fulfillment
                                             and Director
       Damon D. Testaverde          48       Director

     Set forth below is a brief background of the officers, directors and key employees of the Company, based on information supplied by them.

     ROBERT M. RUBIN. Since May 1991, Mr. Rubin has been the Chairman of the Board and a principal stockholder of USC. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") form its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ["Olsten"] until the latter part of 1987. Olsten, an American Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is also a director, Chairman, Chief Executive Officer and minority stockholder of American United Global, Inc. ("AUG"), a public company engaged in the manufacture of sealing devices for automotive, aerospace and general industrial applications. From May 1991 to January 1994, Mr. Rubin served as Chairman of the Board and Chief Executive Officer of AUG and its subsidiaries. Mr. Rubin is also Chairman of the Board, Chief Executive Officer and a stockholder of ERD Waste Technology, Inc., a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. Mr. Rubin is the Chairman of the Board and, through his equity ownership of AUG, a minority stockholder of Western Power & Equipment Corp., a public company engaged in the distribution of construction equipment, principally manufactured by Case Corporation. Mr. Rubin is also a director and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of electronic security and personal emergency response systems; Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products; Help at Home, Inc., a public company which provides home health care personnel; and Kaye Kotts Associates, Inc., a public company which provides tax preparation and assistance services. Mr. Rubin is a former director and Vice Chairman, and is currently a minority stockholder, of American Complex Care, Inc., a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefits of creditors without resort to bankruptcy proceedings.

     BRIAN D. BOOKMEIER. Mr. Bookmeier has served as President, Chief Executive Officer and a director of USC since July 1995. Mr. Bookmeier has also served as Vice President of USC-Michigan, Inc., the Company's wholly-owned subsidiary, since July 1995. From September 1989 until its merger into USC-Michigan, Inc., Mr. Bookmeier served as Executive Vice President and a Director of PCS Management, Inc., a home medical equipment supply company that specializes in diabetes management, equipment and supplies. He is also a Director of the American Diabetes Association since June 1995.

     RICHARD R. HOUGH. Mr. Hough has served as Vice President and Chief Operating Officer of the Company since April 1996. In July 1996, Mr. Hough was appointed to the additional positions of Secretary and Chief Financial Officer. Mr. Hough began his career in the computer industry serving with IBM and Digital Equipment Corporation (DEC) for over 12 years in positions of Divisional Controller, Business Planning Manager and Pricing Specialist. He then served as a Vice President and Chief Financial Officer for several multi-billion dollar corporations. From March 1991 until June 1993, Mr. Hough was Chief Financial Officer for Advance Stores, Inc., a regional specialty store chain. Since June 1993 until coming with Universal, Mr. Hough was an independent business consultant specializing in business development, accounting controls and financial administration.

In the health care field, Mr. Hough was part-owner, Chief Financial Officer and Director of a medical management company that managed billing and collections, and consulted in the areas of business controls, evaluations and planning for medical groups, clinics and private medical practices.

     EDWARD T. BUCHHOLZ. Mr. Buchholz has served as a Vice President and a director of USC since July 1995. Mr. Buchholz became the President of each of the corporations comprising The Thriftee Group, wholly-owned subsidiaries of USC since February 1994, in January 1990. Mr. Buchholz has also served as President of Diabetes Self Care, Inc., the Company's wholly-owned subsidiary, since July 1995. He started his health care career in 1969 with The Hartford Insurance Company and has held numerous executive positions in the industry over the past 25 years. From October 1985 to December 1989, Mr. Buchholz served as President of Shoney's Va/Md Construction Co., Inc., a commercial builder of restaurants and motels in Virginia, Maryland and Delaware. During that same period he also served as President of Eastern Commercial Real Estate Services, Inc., an insurance consulting firm and developer of commercial property.

     ALAN M. KORBY. Mr. Korby has served as a Vice President and a director of USC since July 1995. Mr. Korby has also served as President of USC-Michigan, Inc., the Company's wholly-owned subsidiary, since July 1995. From its founding in November 1987 until its merger into USC-Michigan, Inc., Mr. Korby served as President and a Director of PCS Management, Inc., a home medical equipment supply company that specializes in diabetes management, equipment and supplies.

     MATTHEW B. GIETZEN. Mr. Gietzen has served as a Vice President and a director of USC since July 1995. Mr. Gietzen has also served as Vice President of USC-Michigan, Inc., the Company's wholly-owned subsidiary, since July 1995. From January 1988 until its merger into USC-Michigan, Inc., Mr. Gietzen served as Executive Vice President and a Director of PCS Management, Inc., a home medical equipment supply company that specializes in diabetes management, equipment and supplies.

     TOD J. ROBINSON. Mr. Robinson has served with the Company since April 1996 as the National Vice President of Sales for the Thriftee Group Division. From October 1989 to April 1996, Mr. Robinson held a variety of positions with Home Diagnostics, Inc. (HDI), a medical device manufacturer that specializes in diabetes testing equipment, serving as the Director of New Business Development, National Accounts Manager and finally Sales Manager. From September 1986 to October 1989, Mr. Robinson was Sales Manager and Product Manager for Friden Alcatel in their business products division.

     DAMON D TESTAVERDE. Mr. Testaverde has been a director of USC since May 1991. From May 1991 until June 1995, Mr. Testaverde served as President and Chief Executive Officer of USC. From 1989 to March 1991, Mr. Testaverde served as the President and principal stockholder of R.H. Damon & Company, Inc., a former full service securities broker-dealer which ceased operations in March 1991. Since March 1994, Mr. Testaverde has been a registered representative with Network One Financial Services, Inc., a full service securities broker-dealer. From 1980 to 1986, Mr. Testaverde served in the capacity of President of S.D. Cohn & Co., Inc. A full service securities broker-dealer with active investment banking and brokerage operations.

     Mr. Testaverde and R.H. Damon & Co., Inc., a non-operating broker-dealer of which Mr. Testaverde is a principal shareholder, were respondents in a NASD administrative proceeding (Market Surveillance Committee v. R.H. Damon & Co., Inc., et al., Compliant No. MS-1136), commenced May 24, 1991, in which the NASD alleged that respondents violated provisions of the NASD's Rules of Fair Practice and SEC Rule 10b-6 in connection with the purchase of and subsequent resale to retail customers of part of a large block of NASDAQ listed securities. The respondents have consented to a settlement of the matter, without admitting or denying the allegations of the complaint, by agreeing to pay fines and restitution (plus interest) to certain customers of R.H. Damon & Co. The settlement also provides for a censure of all respondents, in the proceeding and, in the case of the individual respondents, two-week suspensions from association with any NASD member firm and two-month suspensions from association with any such firm as a principal. Such suspensions have been completed.

     Mr. Testaverde is also a former director of American Complex Care, Incorporated, a public company formerly engaged in the provision of home health care infusion therapies and as a distributor of Medicare Part B products. In March 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of their creditors, without resort to bankruptcy proceedings.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE



                                                                              Long-Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                       Awards                      Payouts
                                  --------------------------------------------------------------------------------
                                                                Other
       Name and                                                 Annual      Restricted
       Principal                                                Compen-        Stock      Options/          LTIP
       Position           Year        Salary        Bonus       sation         Awards      SARs(#)         Payouts           All
       ---------          ----        ------        -----       ------      -----------   --------         -------          Other
                                                                                                                            Compen-
                                                                                                                            sation
                                                                                                                            -------
    Brian Bookmeier       1994              0         0               0        $   0        $   0           $     0        $     0
    President and         1995       $ 38,834         0        $  3,250        $   0        $   0           $     0        $     0
    Chief Executive       1996       $179,306         0        $ 15,000        $   0        $   0           $     0        $     0
    Officer and
    Director


    Alan M. Korby         1994              0         0               0        $   0        $   0           $     0        $     0
    Executive V.P.,       1995       $ 38,834         0        $  3,250        $   0        $   0           $     0        $     0
    Marketing             1996       $179,826         0        $ 15,000        $   0        $   0           $     0        $     0


    Matthew B.            1994              0         0               0
    Gietzen               1995       $ 38,834         0        $  3,250
    Executive V.P. of     1996       $179,969         0        $ 15,000
    Fulfillment and
    Director


    Edward T.             1994                        0
    Buchholz              1995                        0
    Executive V.P. of     1996       $163,900         0        $ 13,320
    Fulfillment and
    Director

EMPLOYMENT AND CONSULTING AGREEMENTS

     Mr. Edward Buchholz commenced employment with the Company on February 8, 1994 under an employment agreement the term of which ends on December 31, 1996. Mr. Buchholz's employment agreement provides him with an annual base salary of $85,000, as well as commission payments equal to one percent (1%) of all gross revenues of The Thriftee Group from managed care customers. In connection with his employment agreement, Mr. Buchholz was granted stock options at $1.25 per share (fair market value on the date of grant). The right to acquire shares under these options vests as follows: options to acquire 75,000 shares vest on February 8, 1995, options to acquire 50,000 shares vest on February 8, 1996 and options to acquire 50,000 shares vest on February 8, 1997. As of September 1995, Mr. Buchholz's employment agreement was amended and his compensation adjusted by increasing his salary to $150,000 per annum and eliminating his 1% commission.

     In connection with consummation of the PCS Merger, the Company entered into separate employment agreements expiring June 30, 2000 with each of Messrs. Alan Korby, Brian Bookmeier and Matthew B. Gietzen. Under the terms of such agreements, each of Messrs. Korby, Bookmeier and Gietzen will continue to serve as the President, Vice President and Vice President, respectively, of the PCS Companies, and they serve as the Vice President, President and Chief Executive Officer, and Vice President, respectively, of the Company. Under such employment agreements, they each receive a base salary of $150,000 per annum, plus customary fringe benefits, including medical insurance and the use of an automobile paid for by the Company, the aggregate value of which fringe benefits to each such person is estimated at no more than $18,000.

     On April 25, 1996, each of Messrs. Bookmeier, Korby and Gietzen agreed to waive the payment of installments of his annual compensation from the Company during the annual period commencing May 1, 1996 in the aggregate amount of $150,000 for each such person, and Mr. Buchholz agreed to waive the payment of installments of his annual compensation from the Company during the annual period commencing May 1, 1996 in the aggregate amount of $50,000. In consideration for such waiver of compensation, each of Messrs. Bookmeier, Korby and Gietzen was granted a five-year non-qualified stock option to acquire 125,000 shares of Company Common Stock at an exercise price of $1.35 per share and Mr. Buchholz was granted a five-year non-qualified stock options to acquire 41,667 shares of Company Common Stock at an exercise price of $1.35 per share. All of the options granted to Messrs. Bookmeier, Korby, Gietzen and Buchholz vested in full on May 1, 1996. The closing sale price for a share of Common Stock on April 25, 1996, as reported by Nasdaq, was $2-5/8.

     In March 1996, Mr. Tod Robinson entered into a two-year employment agreement with Diabetes Self Care, Inc., a wholly-owned subsidiary of the Company. Under such agreement, Mr. Robinson is to serve as the National Vice President-Sales for Diabetes Self Care, having responsibility for the marketing and sales efforts throughout the United States for such company. Mr. Robinson's employment base salary is $95,000 per annum. He has the opportunity to earn a Performance Bonus of up to $1,000 based upon achieving performance goals to be identified by the Company's management, as well as a Commission of $1,000 for each executed managed care contract covering more than 10,000 lives which he originates. Mr. Robinson's employment contract also provides for certain profit participation, pursuant to which he will earn .5% of the net after-tax profits of Diabetes Self Care for each fiscal year (and prorations thereof) during the term of the employment agreement. In the event that such net after-tax profits exceed $500,000 for any fiscal year, the profit participation shall be increased by $10,000. Mr Robinson may also receive additional discretionary bonuses, and customary fringe benefits. On March 10, 1996, in connection with commencing his employment, Mr. Robinson was granted options to acquire 30,000 shares of the Company's common stock at an exercise price of $1.50 per share. The closing sale price for a share of common stock on March 11, 1996 (the next business day), as reported by Nasdaq, was $2-15/16.

     Each director of the Company receives a $25,000 annual directors fees for attendance at Board meetings, as well as reimbursement for the actual expenses incurred in attending such meetings. Officers and key employees of the Company receive employment benefits (e.g., health insurance, automobile allowances) other than cash compensation and interests in the Company's employee stock option plan.


     The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to each of the executive officers named in the Summary Compensation Table.


----------------------------------------------------------------------------------------------------------------------------------
                       Number of        Percent of
                       Securities      Total Options/
                       Underlying      SARs Granted     Exercise or                            Potential Realizable Value
                       Options/SARs        in Fiscal       Base Price                            at Assummed Annual Rate of
    Name               Granted (#)          Year            (S/Sh)      Expiration Date    Stock Price Apprecation for Option Term
    (a)                   (b)               (c)             (d)             (e)                      5%              10%
----------------------------------------------------------------------------------------------------------------------------------
Brian D. Bookmeier       125,000            30 %            $1.35         May 1, 2001            $ 250,828         $ 360,705
----------------------------------------------------------------------------------------------------------------------------------
Alan M. Korby            125,000            30 %            $1.35         May 1, 2001            $ 250,828         $ 360,705
----------------------------------------------------------------------------------------------------------------------------------
Edward T. Buchholz        41,667            10 %            $1.35         May 1, 2001            $  83,610         $ 120,236
----------------------------------------------------------------------------------------------------------------------------------
Matthew B. Gietzen       125,000            30 %            $1.35         May 1, 2001            $ 230,828         $ 360,705
----------------------------------------------------------------------------------------------------------------------------------

     The following table sets forth information concerning the number of unexercised options, and the value of such unexercised options, for each of the executive officers named in the Summary Compensation Table.



                                    Aggregated Option/SAR Exercised
                                    In Last fiscal Year and Fiscal
                                      Year-End Option/SAR Values
------------------------------------------------------------------------------------------------------------------------
        (a)               (b)             (c)                     (d)                                  (e)
                                                                                            Value of Unexercised In-
                         Shares          Value           Number of Unexercised          the-Money Options/SARs at Fiscal
                      Acquired on       Realized    Options/SARs at Fiscal Year-End                 Year-End
       Name           Exercise (#)        ($)                                                          ($)
------------------------------------------------------------------------------------------------------------------------
                                                                      Exercisable/                   Exercisable/
                                                                     Unexercisable                  Unexercisable
 Brian Bookmeier        125,000                  0                   125,000 / 0                     $253,125 / 0

 Alan M. Korby          125,000                  0                   125,000 / 0                     $253,125 / 0

 Edward Buchholz         41,667                  0                    41,677 / 0                     $ 84,376 / 0
                        175,000                  0                 125,000 / 50,000              $265,625 / $106,250

 Matthew Gietzen        125,000                  0                125,000 / 0                        $253,125 / 0



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

     The following table identifies each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's common stock on October 10, 1996, each director of the Company and all the directors and officers of the Company as a group, and sets forth the number of shares of the Company's common stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding common stock owned by each such person and such group. In all cases, the named person has sole voting power and sole investment power of the securities.


                                                               Percentage of
Name and Address             Number of Shares of Common         Outstanding
of Beneficial Owner         Stock Beneficially Owned(1)     Common Stock Owned
-------------------         ---------------------------     ------------------

Robert M. Rubin                      1,016,298                     12.6 %
6060 Kings Gate Circle
Delray Beach, FL  33484 (2)

Damon D. Testaverde                    311,914                      3.9 %
580 Oakdale Street
Staten Island, NY  10312 (2)

Robert Moody, Jr.                      600,000                      7.3 %
2302 Post Office Street
Suite 601
Galvaston, TX  77550 (3)

H. T. Ardinger                       1,064,600                     12.6 %
9040 Governors Row
Dallas, TX  75356 (3)

Fred Kassner                         1,352,310                     16.5 %
59 Spring Street
Ramsey, NJ  07446 (3)

Edward T. Buchholz                     201,358                      2.5 %
265 Waterside Drive
Moneta, VA  24121 (4)

Alan M. Korby                          625,000                      7.8 %
24054 Roma Ridge
Novi, MI  48375 (5)

Brian D. Bookmeier                     630,000                      7.8 %
37119 Muirfield
Livonia, MI  48150 (5)

Matthew B. Gietzen                     628,000                      7.8 %
23307 Mystic Street
Novi, MI  48375 (5)

All officers and directors
as a group (8 persons
before Offering (2)(4)(5)            3,442,570                       38.8 %

----------------------------

(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Includes non-qualified stock options granted on July 28, 1993 to purchase 100,000 shares of common stock at $1.50 per share to Robert M. Rubin under the Management Stock Option Plan, 100,000 shares of common stock at $1.50 per share granted to Damon Testaverde under the 1992 Employee Stock Option Plan, and warrants issued to Robert M. Rubin and Damon Testaverde on December 13, 1995 to purchase 100,000 shares of common stock and 50,000 shares of common stock, respectively, at $1.00 per share.

(3) For Mr. Moody includes Class A Warrants to purchase an aggregate of 300,000 shares of Company Common Stock, for Mr. Ardinger includes Class A Warrants to purchase an aggregate of 575,550 shares of Company Common Stock and for Mr. Kassner includes Class A Warrants to purchase an aggregate of 217,655 shares of Company Common Stock, at $3.30 per share, and warrants to purchase the aggregate of 100,000 shares at $2.50 per share.

(4) Includes options to purchase an aggregate of 125,000 shares of Company Common Stock at $1.25 per share and options to purchase an aggregate of 41,667 shares of Company Common Stock at $1.35 per share. Does not include options to purchase an aggregate of 50,000 shares of Company Common Stock at $1.25 per share which have not as yet vested.

(5) Includes (I) 333,334 shares of Common Stock held by Mr. Korby as well as 166,666 shares of Common Stock issuable to Mr. Korby upon conversion of his 333,333 shares of Series B Preferred Stock, (ii) 338,333 shares of Common Stock held by Mr. Bookmeier as well as 166,667 shares of Common Stock issuable to Mr. Bookmeier upon conversion of his 333,334 shares of Series B Preferred Stock and (iii) 336,334 shares of Common Stock held by Mr. Gietzen as well as 166,667 shares of Common Stock issuable to Mr. Gietzen upon conversion of his 333,333 shares of Series B Preferred Stock. Also includes options to purchase 125,000 shares of Common Stock at $1.35 per share, granted to each of Messrs. Korby, Bookmeier and Gietzen. 39,179 of the shares of Common Stock issued to each of Messrs. Korby, Bookmeier and Gietzen (117,537 shares in the aggregate), have been pledged to Barbara Milinko to secure a $325,000 note payable to Ms. Milinko by Messrs. Korby, Bookmeier and Gietzen.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of June 30, 1994, the Company had made advances to Edward Buchholz, President of The Thriftee Group, in the amount of $14,929. Payments on this receivable were made in amounts equivalent to 50% of Mr. Buchholz's sales commissions. As of September 30, 1996 the balance of this loan due the Company was approximately $8,300.

     Under the terms of the PCS Merger Agreement, each of Messrs. Rubin, Testaverde, Korby, Bookmeier and Gietzen has agreed to vote all of the shares of Company Common Stock to be owned by them following the Merger for the election of Messrs. Rubin and Testaverde, and, for so long as such person(s) shall continue to hold not less than 73% of the percentage of the outstanding shares of Company Common Stock issued to him upon consummation of the Merger, each of Messrs. Korby, Bookmeier and Gietzen to the Board of Directors of Universal and of the PCS Companies. In addition, any additional nominees to the Company's Board of Directors must be acceptable to Messrs. Rubin and Testaverde and to a majority of Messrs. Korby, Bookmeier and Gietzen to the extent that they meet the share ownership criterion set forth above.

     See Item 6. "Mangement's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning loans made to the Company by certain members of Company management and by principal stockholders of the Company.

ITEM 13.  EXHIBITS

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

3.1(a)         Certificate of Incorporation of the Company. (1)

3.1(b)         Certificate of Renewal of Charter of the Company. (1)

3.1(c)         Certificate of Amendment of Charter of the Company. (3)

3.2            By-Laws of the Company. (3)

3.3 Certificate of Designations, Preferences and Relative, Participating, Optional or other special rights of Series A Redeemable Preferred Stock. (10)

3.4. Certificate of Designations, Preferences and Relative, Participating, Optional or other special rights of Series B Convertible Preferred Stock. (10)

4.1(a)         Specimen Certificate of the Company's Common Stock. (2)

4.1(b)         Specimen of Redeemable Common Stock Purchase Warrant. (5)

4.2 Form of Warrant Agent Agreement between the Company and American Stock Transfer Company. (2)

4.3            Form of Underwriter's Warrant Agreement. (6)

4.4 1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement. (2)

4.5 Consulting Agreement, dated April 24, 1995, by and between Universal Self Care, Inc. and Herman Epstein. (13)

4.6 Option Agreement, dated June 8, 1995, by and between Universal Self Care, Inc. and Herman Epstein. (13)

10.1 Lease Agreement, dated August 25, 1986, for Van Nuys, California property, by and among SugarFree and June Biermann and Barbara Toohey. (1)

10.2 Lease Agreement, dated September 27, 1988, for mail order and storage facilities located in Van Nuys, California, by and among June Biermann, Barbara Toohey and Clinishare, Inc. (1)

10.3 Employment Agreement, dated as of October 28, 1994, by and between the Company and James Linesch. (15)

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

10.4 Employment Agreement, dated April 12, 1995, by and between the Company and Alan Korby. (15)

10.5 Employment Agreement, dated April 12, 1995, by and between the Company and Brian D. Bookmeier. (15)

10.6 Employment Agreement, dated April 12, 1995, by and between the Company and Matthew Gietzen. (15)

10.7 Voting Agreement, dated April 12, 1995, by and among Messrs. Rubin, Testaverde, Korby, Bookmeier and Gietzen. (15)

10.8      Management Non-Qualified Stock Option Plan. (5)

10.9 Non-Competition and Non-Disclosure Agreement, date April 12, 1995, by and among the Company, USC-Michigan, Inc. and Messrs. korby, Bookmeier and Gietzen. (15)

10.10 Lease Agreement, dated May 26, 1993, for the Houston, Texas property, by and between Eric A. Orzeck and SugarFree. (7)

10.11 Assignment and Assumption of Lease Agreement, dated May 26, 1993, for the San Antonio, Texas property, by and among Kaiser-Francis Oil Company, Inc., Diabetes Supplies of Texas, Inc. and SugarFree, including underlying lease agreement. (7)

10.12 Sublease Agreement, dated as of May 1, 1993, for the Santee, California property, by and between Price-Rite Pharmacy, Inc. and SugarFree, including underlying lease agreement. (7)

10.13 Agreement and Plan of Merger, dated December 4, 1992, by and among the Company, Fieldcor, Inc., Medical Accounting Specialists, Inc., Diabetic Depot of America, Inc., and Kenneth F. Payne, Jr. and Clayton
          R. Wisely. (8)

10.14 Stock Purchase Agreement, dated as of January 31, 1994, by and between the Company and Kenneth F. Payne, Jr. and Clayton R. Wisely. (8)

10.15 Letter agreement, dated January 31, 1994, between the Company and Kenneth F. Payne, Jr. and Clayton R. Wisely, restructuring certain proposed stock purchases as asset purchases. (8)

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

10.16 Non-Competition and Non-Disclosure Agreement, dated February 8, 1994, by and between The Thriftee Group and Edward T. Buchholz, Kenneth F. Payne, Jr. and Clayton R. Wisely. (8)

10.17 Distribution Agreement, dated February 8, 1994, by and between the Company and The Thriftee Group Wholesale Pharmacy, Inc. (8)

10.18 Supplemental indemnification agreement, dated February 8, 1994, between the Company and Kenneth F. Payne, Jr. and Clayton R. Wisely.
          (8)

10.19 Employment Agreement, dated February 8, 1994, between the Company and Edward T. Buchholz. (8)

10.20 Stock Option Agreement, dated as of February 8, 1994, by and between the Company and Edward T. Buchholz. (8)

10.21 Loan Agreement, dated as of February 8, 1994, by and among The Thriftee Group and Crestar Bank. (8)

10.22 Unconditional Guaranty, dated February 8, 1994, made by the Company in favor of Crestar Bank. (8)

10.23 Assignment, Assumption and Non-Competition Agreement, dated June 30, 1994, by and between The Thriftee Group Wholesale Pharmacy, Inc. and Fieldcor, Inc. (9)

10.24 Loan Agreement, dated as of December 10, 1994, by and among Thriftee Group and Crestar Bank. (11)

10.25 Amended and Restated Plan and Agreement of Merger, by and between the Company, PCS Management, Inc., PCS, Inc.-West, Universal Self Care, Inc., USC-Michigan, Inc. ("USCM"), Alan Korby, Brian Bookmeier, and Matthew B. Gietzen, including all Exhibits (schedules omitted).(12)

10.26 First Amendment to the Amended and Restated Agreement and Plan of Merger.(12)

10.27 Loan Agreement, dated April 28, 1995, by and among Fred Kassner ("Lender"), the Company, USCM and PCS., Inc. - West (all Schedules omitted). (15)

10.28 Security Agreement, dated April 28, 1995, by and among Lender, the Company, USCM and PCS, Inc. - West. (15)

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

10.29 Credit Facility Promissory Note, dated April 28, 1995, made by the Company, USCM and PCS, Inc. - West. (15)

10.30 Warrant Agreement, dated April 28, 1995, by and between the Company and Lender. (15)

10.31 Registration Rights Agreement, dated April 28, 1995, by and between the Company and Lender. (15)

10.32 Loan Agreement, dated July 14, 1995, by and among Fred Kassner ("Lender"), the Company, USCM and PCS., Inc. - West (all Schedules omitted). (14)

10.33 Security Agreement, dated July 14, 1995, by and among Lender, the Company, USCM and PCS, Inc. - West. (14)

10.34 Credit Facility Promissory Note, dated July 14, 1995, made by the Company, USCM and PCS, Inc. - West. (14)

10.35 Warrant Agreement, dated July 14, 1995, by and between the Company and Lender. (14)

10.36 Registration Rights Agreement, dated July 14, 1995, by and between the Company and Lender. (14)

10.37 Lease Agreement, dated October 30, 1995, for the Thirlane Road, Roanoke, Virginia property, by and between Abmar Valley Court, I.P. and Diabetes Self Care. (16)

10.38 Healthcare Receivables Purchase Agreement, dated as of January 17, 1996, by and between the Company, the Providers and Daiwa Healthco-1, Inc. ("Daiwa"). (17)

10.39 Letter agreement dated January 17, 1996 by and among the Company, certain of the Providers and Fred Kassner. (17)

10.40 Amendment to Loan Agreement dated as of January 17, 1996 by and among the Company, the providers and Fred Kassner. (17)

10.41 Stock Pledge Agreement dated January 17, 1996 by and between the Company, USC-Michigan, Inc. (one of the Providers) and Fred Kassner.
          (17)

10.42 Loan and Security Agreement, dated as of August 15, 1996, by and among the Company and Health Partners Funding, L.P. (18)

10.43 Letter agreement dated August 15, 1996, addressed to Health Partners Funding, L.P., and executed by Fred Kassner (18)

10.44 Letter agreement dated August 29, 1996 by and between the Company and Fred Kassner, in respect of certain events of default and the issuance of certain common stock purchase warrants (18)

10.45 Employment Agreement, dated March 10, 1996, by and between Diabetes Self Care, Inc. and Tod Robinson.

__________________

1. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed on August 3, 1992, SEC File No. 33-50426.

2. Incorporated by reference, filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on October 13, 1992.

3. Incorporated by reference, filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 10, 1992.

4. Incorporated by reference, filed as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed on November 13, 1992.

5. Incorporated by reference, filed as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on December 4, 1992.

6. Incorporated by reference, filed as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on December 8, 1992.

7. Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed on September 27, 1994.

8. Incorporated by reference, filed as an Exhibit to the Company's Report on Form 8-K, filed on February 23, 1994.

9. Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed on October 13, 1994.

10. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on December 2, 1994.

11. Incorporated by reference, filed as an Exhibit to the Company's Quarterly Report on Form 10-KSB, filed on February 15, 1995.

12. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on April 19, 1995.

13. Incorporated by reference, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed on June 12, 1995.

14. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 26, 1995.

15. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form SB-2, filed on July 31, 1995, SEC File No. 33-95222.

16. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed on July 31, 1995, SEC File No. 33-95222.

17. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on January 30, 1996.

18. Incorporated by reference, filed as an Exhibit to the Company's Report on Form 8-K, filed on September 10, 1996.

19. Incorporated by reference, filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 filed on
     February 20, 1996, SEC File No. 33-95222.





         (The remainder of this page has been intentionally left blank)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 11, 1996                 UNIVERSAL SELF CARE, INC.



                                   By: /s/ BRIAN BOOKMEIER
                                      -----------------------------------------
                                           Brian Bookmeier, President

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

     Signatures                       Title                      Date
     ----------                       -----                      ----

ROBERT M. RUBIN
_____________________________      Chairman of the          October 15, 1996
Robert M. Rubin                    Board and Director


BRIAN BOOKMEIER
_____________________________      President                 October 15, 1996
Brian Bookmeier



_____________________________      Director                 October ____, 1996
Alan Korby


MATTHEW GIETZEN
_____________________________      Director                  October 15, 1996
Matthew Gietzen


DAMON TESTAVERDE
_____________________________      Director                  October 15, 1996
Damon Testaverde


EDWARD BUCHHOLZ
_____________________________      Director                  October 15, 1996
Edward Buchholz


RICHARD HOUGH
_____________________________      Chief Financial and       October 15, 1996
Richard Hough                      Accounting Officer