Form 10KSB/A
period 1996-06-30
UNIVERSAL SELF CARE INC
filed 1996-10-18
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A

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

      Payment for scheduled, monthly home delivery of products is made by the customer's assignment to the Company of the customer's full Medicare, Medicaid (Medi-Cal for California residents eligible for Medicaid benefits) or other third party insurance cost reimbursement amount. The sales price of the Company's products is adjusted for any contractual allowances required by Medicare and Medi-Cal. Other than contractual allowances, any difference between the product purchase price and the reimbursement amount received by the Company is billed directly to the customer or that customer's secondary insurance carrier for further collection. Managed care contract customers also receive home delivery of products and individual attention; however, claims are filed directly with the managed care company, with one invoice covering many customers. Payment is usually received in under 30 days with a minimum of administrative effort. The Company's management believes that continued and increased participation in managed care contracts can represent a significant opportunity for the Company to improve its operating results.

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

     To meet a short-term cash flow shortage in February 1996, the Company borrowed, on an unsecured basis, $500,000 at 8% annual interest from H. T. Ardinger, a principal stockholder of the Company. This loan originally matured on June 20, 1996, but was subsequently refinanced. The Company's $500,000 principal indebtedness to Mr. Ardinger is currently evidenced by a note maturing on February 21, 1998. All principal is due and payable in a single installment on February 21, 1998 with interest accruing at 10% per annum, One payment of accrued interest is due and payable on February 21, 1997, and a second installment of accrued interest is due and payable along with outstanding principal on February 21, 1998.

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

     Pursuant to the Loan Agreement with HealthPartners, the Company may receive revolving credit advances in an amount not to exceed the lesser of (a) 80% of the qualified accounts receivable of the Company, or (b) $4,500,000 minus a reserve on account of certain contingent liabilities of the Company, including certain California audits and proceedings (which reserve has initially been fixed at $1,500,000, subject to reduction in the event and to the extent that the subject contingencies are resolved). All loans and other obligations under the Loan Agreement are secured by a first priority lien and security interest in all accounts receivable of the Company. The Loan Agreement has been amended to contain a financial covenant which requires that the Company's net loss not exceed $50,000 for its quarter ended September 30, 1996, and that it achieves net income of at least $500,000 for its fiscal year ending June 30, 1997.

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

     RICHARD R. HOUGH. Mr. Hough has served as Vice President and Chief Operating Officer of the Company since April 1996. In July 1996, Mr. Hough was appointed to the additional positions of Secretary and Chief Financial Officer. Mr. Hough began his career in the computer industry serving with IBM and Digital Equipment Corporation (DEC) for over 12 years in such positions as Divisional Controller, Business Planning Manager and Pricing Specialist. He then served as a Vice President and Chief Financial Officer for several multi-billion dollar corporations. From March 1991 until June 1993, Mr. Hough was Chief Financial Officer for Advance Stores, Inc., a regional specialty store chain. Since June 1993 until coming with Universal, Mr. Hough was an independent business consultant specializing in business development, accounting controls and financial administration.

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

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE



                                                                              Long-Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                       Awards                      Payouts
                                  --------------------------------------------------------------------------------
                                                                Other
       Name and                                                 Annual      Restricted
       Principal                                                Compen-        Stock      Options/          LTIP
       Position           Year        Salary        Bonus       sation         Awards      SARs(#)         Payouts           All
       ---------          ----        ------        -----       ------      -----------   --------         -------          Other
                                                                                                                            Compen-
                                                                                                                            sation
                                                                                                                            -------
    Brian Bookmeier       1994              0            0            0        $   0        $   0           $     0        $     0
    President and         1995       $ 38,834            0     $  3,250        $   0        $   0           $     0        $     0
    Chief Executive       1996       $179,306            0     $ 15,000        $   0        $   0           $     0        $     0
    Officer and
    Director


    Alan M. Korby         1994              0            0            0        $   0        $   0           $     0        $     0
    Executive V.P.,       1995       $ 38,834            0     $  3,250        $   0        $   0           $     0        $     0
    Marketing             1996       $179,826            0     $ 15,000        $   0        $   0           $     0        $     0


    Matthew B.            1994              0            0            0        $   0        $   0           $     0        $     0
    Gietzen               1995       $ 38,834            0     $  3,250        $   0        $   0           $     0        $     0
    Executive V.P. of     1996       $179,969            0     $ 15,000        $   0        $   0           $     0        $     0
    Fulfillment and
    Director


    Edward T.             1994       $ 39,583     $  2,500     $  3,250        $   0        $   0           $     0        $     0
    Buchholz              1995       $ 94,800     $  5,500     $  7,800        $   0        $   0           $     0        $     0
    Executive V.P. of     1996       $163,900            0     $ 13,320        $   0        $   0           $     0        $     0
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

10.46 Promissary Note, dated February 21, 1996 in $500,000 principal amount, made by the Company to H.T. Ardinger.

10.47 Letter agreement dated October 15, 1996, by and between the Company, its operating subsidiaries and Health Partners Funding. L.P.

22        Subsidiaries (19)
__________________

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

Dated: October 17, 1996                 UNIVERSAL SELF CARE, INC.



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

     Signatures                       Title                      Date
     ----------                       -----                      ----

/s/ Robert M. Rubin
_____________________________      Chairman of the          October ____, 1996
Robert M. Rubin                    Board and Director


/s/ Brian Bookmeier
_____________________________      President                 October 17, 1996
Brian Bookmeier



_____________________________      Director                 October ____, 1996
Alan Korby


/s/ Matthew Gietzen
_____________________________      Director                  October 17, 1996
Matthew Gietzen


/s/ Damon Testaverde
_____________________________      Director                  October 17, 1996
Damon Testaverde


/s/ Edward Buchholz
_____________________________      Director                  October 17, 1996
Edward Buchholz


/s/ Richard Hough
_____________________________      Chief Financial and       October 17, 1996
Richard Hough                      Accounting Officer