Form 10QSB
period 1996-09-30
UNIVERSAL SELF CARE INC
filed 1996-11-15
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1996

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

     The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, as of September 30, 1996 was 7,888,006 shares.

                         UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER
                                                                          ------

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet - September 30, 1996
          and June 30, 1996                                                 3

     Consolidated Statement of Operations - For the three
          months ended September 30, 1996 and 1995                          4

     Consolidated Statement of Cash Flows - For the
          three months ended September 30, 1996 and 1995                    5

     Notes to Consolidated Financial Statements                           6 - 8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATION                                   9 - 10


PART II - OTHER INFORMATION                                                10

SIGNATURE                                                                  11

                  UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                 (Unaudited)

                                                                           September 30,       June 30,
                                                                               1996              1996

                                                                           -------------------------------
                                   ASSETS
CURRENT ASSETS:
  Cash                                                                     $    25,003        $     91,066
  Accounts receivable, net allowance for doubtful accounts
    of $2,218,000 and $2,007,000, respectively                              10,217,631          10,200,373
  Inventories                                                                  711,536             551,154
  Prepaid expenses                                                             253,257             136,036
                                                                           -----------        ------------
             TOTAL CURRENT ASSETS                                           11,207,427          10,978,629

PROPERTY AND EQUIPMENT
  net of accumulated depreciation of $425,078 and $354,361, respectively       939,999             972,334


INTANGIBLE ASSETS                                                            6,114,302           6,201,901
  net of accumulated amortization of $620,370 and $532,771, respectively

DEPOSITS AND OTHER ASSETS                                                       38,516              56,204
                                                                           -----------        ------------

                                                                           $18,300,244        $ 18,209,068
                                                                           -----------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $ 5,440,339        $  6,694,173
  Notes payable - current portion                                            1,634,489             300,259
  Related party loans                                                           45,000              60,000
  Accrued liabilities                                                        1,047,300           1,632,911
  State audit reserves                                                       1,400,000           1,400,000
  Payroll taxes payable                                                         61,923             594,318
                                                                           -----------        ------------
             TOTAL CURRENT LIABILITIES                                       9,629,051          10,681,661

LONG TERM NOTES PAYABLE, net of current portion                                878,869           2,315,469

REVOLVING CREDIT LOAN                                                        2,889,809             -

REDEEMABLE PREFERRED STOCK, Series A                                         2,154,873           2,246,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, Series B Cumulative Convertible, $.0001 par value,
    10,000,000 shares authorized, 1,580,000 shares issued and outstanding      505,000             505,000
  Common stock, $.0001 par value, 20,000,000 shares authorized, 7,888,006
    shares issued and outstanding                                                  788                 788
  Additional paid-in capital                                                10,623,796          10,623,796
  Retained  earnings/(deficit)                                              (8,381,942)         (8,163,855)
             TOTAL STOCKHOLDERS' EQUITY                                      2,747,642           2,965,729
                                                                           -----------        ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $18,300,244        $ 18,209,068
                                                                           -----------        ------------
                                                                           -----------        ------------

                     See notes to consolidated financial statements.

              UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS

                                (Unaudited)

                                           Three months ended September 30,
                                              1996                  1995
                                          -----------------------------------
REVENUES                                $   9,212,566        $      9,251,974

COST OF GOODS SOLD                          5,363,823               5,654,303
                                         ------------          --------------
    GROSS PROFIT                            3,848,743               3,597,671

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                 3,812,673               3,342,398
                                         ------------          --------------

OPERATING INCOME/(LOSS)                        36,070                 255,273

OTHER EXPENSES:
    Interest expense, net                     200,492                 174,502
                                         ------------          --------------

NET INCOME/(LOSS)                       $    (164,423)       $         80,771
                                         ------------          --------------

NET INCOME/(LOSS)                       $       (0.02)       $           0.01
                                         ------------          --------------

WEIGHTED AVERAGE NUM-
    BER OF SHARES USED IN
    COMPUTATION                             7,888,006               6,834,301

               See notes to consolidated financial statements.

                UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                               ------------------------------------
                                                                1996                      1995
                                                               ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                           $     (164,422)       $        80,771
  Adjustments to reconcile net income (loss) to net cash from  -------------         --------------
     operating activities:
       Depreciation and amortization                                 158,841                118,237

  Changes in operating assets and liabilities:
     (Increase) in accounts receivables                              (17,258)             (1,446,958)
     Decrease (increase) in inventories                             (160,382)                169,837
     (Increase) in prepaid expenses                                 (117,747)               (317,221)
     Decrease (increase) in deposits and other assets                 17,688                 (17,874)
     (Increase) in intangible assets                                   -                      (1,931)
     (Decrease) in accounts payable                               (1,253,834)                (25,771)
     (Decrease) in accrued liabilities                              (585,611)               (207,811)
     (Decrease) in payroll taxes payable                            (532,395)                    -
                                                                ------------          --------------
       Total adjustments                                          (2,490,698)             (1,729,492)
                                                                ------------          --------------

     NET CASH (USED IN) OPERATING ACTIVITIES                      (2,655,120)             (1,648,721)
                                                                ------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (38,382)                (55,206)
  Net cash paid for acquisitions                                       -                    (150,000)
     NET CASH (USED IN) INVESTING ACTIVITIES                         (38,382)               (205,206)
                                                                ------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of related party loans                                  (15,000)                (50,000)
  Borrowing of revolving credit line                               3,000,000                 167,000
  Repayment of revolving credit line                                (110,191)                  -
  Issuance of common stock, net of expenses                           -                      333,332
  Issuance of note payable, net of discount                           -                    1,783,972
  Net proceeds from (repayment of) long-term debt                   (102,370)               (384,244)
  Dividends paid on Series A Preferred Stock                         (53,664)                      0
  Redemption of Series A Preferred Stock                             (91,336)                      0
                                                                ------------          --------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,627,439               1,850,060
                                                                ------------          --------------

NET INCREASE (DECREASE) IN CASH                                      (66,063)                 (3,867)

CASH AT BEGINNING OF PERIOD                                           91,066                  87,853
                                                                ------------          --------------

CASH AT END OF PERIOD                                         $       25,003        $         83,986
                                                                ------------          --------------
                                                                ------------          --------------

                 See notes to consolidated financial statements.

                            UNIVERSAL SELF CARE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1996
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

     Reference is made to the annual report on form 10-KSB/A of Universal Self care, Inc. (The "Company") dated October 15, 1996 for the year ended June 30, 1996.

     The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented.
Except as otherwise disclosed, all such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

2.  EARNINGS/(LOSS) PER SHARE

     Earnings/(loss) per share are based on the weighted average number of common shares and common share equivalents outstanding during the period after giving effect for preferred stock dividends during the period.

3.  CONTINGENCIES

     The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company issued a Statement of Disputed Issues with the Office of Administrative Appeals, Department of Health Services as its formal appeal to the Letter of Demand. A hearing before the Department of Health Services was held on January 16, 1996. The result of such hearing, announced in September 1996, was confirmation of the State's position. The Company intends vigorously to contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

     The Company has also undergone an audit by the California State Board of Equalization ("SBE") as a result of separate findings made by the State Controller's Office. The SBE has disagreed with the Company's policies regarding its sales tax payments on certain items. Based upon Management's independent review, the Company has maintained that sales of diabetes supplies, when made pursuant to a doctor's prescription, are transactions exempt from the collection and payment of sales taxes in California. The SBE has indicated that only sales of insulin and insulin syringes are exempt from California sales tax and that blood glucose meters, testing strips and finger-prick lancets are taxable items. The SBE has assessed sales tax on the sales of these items and it has issued a Notice of Determination against the Company for unpaid sales tax covering the period July 1, 1989 through September 30, 1993. The Notice determined a total amount due of $790,834, which is comprised of taxes due in the amount of $691,695, and interest due through September 30, 1993 in the amount of $99,139. The Company has protested these findings and is in the process of appealing this assessment. A hearing scheduled for November 13, 1996 was postponed so that the SBE settlement department could review the Company's appeal. The Company has accrued an additional $75,728 in fiscal 1996 for possible interest and penalty payments on the taxes in question. The total accrual for interest and penalty payments as of June 30, 1996 was $228,477. The Company has accrued and paid sales taxes on sales of the items in question during all periods since the last day of the period under audit. Such sales taxes amounted to approximately $661,902 during the fiscal year ended June 30, 1995 and $759,143 during the fiscal year ended June 30, 1996.

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

     The Company has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropiately made reimbursements on these charges. If this is determined to be the case, the Company, or Medicare, will have recourse for reimbursement from the alternative intermediary. Company management feels that the ultimate settlement to Medicare will not have a material impact on earnings since an alternative intermediary will be responsible for any amounts due.

4.  REVOLVING LINE OF CREDIT

     In August, 1996 the Company entered into an accounts receivable funding agreement with Healthpartners Funding, L.P. ("Healthpartners") under which the Company is able to borrow up to $4,500,000 against its qualified accounts receivable. Qualified accounts are generally defined as those which are less than 91 days old and are due from a third-party payee source (ie. Medicare, Medicaid or Commercial insurance carrier) as opposed to those that are payable directly by patients. The term of the agreement is three years. Outstanding principal under the agreement is secured by a first priority lien against substantially all of the Company's assets.

     On August 30, 1996, the Company transacted for the initial draw under this agreement, the maximum available amount of $3,000,000. Substantially all such funds were immediately expended by the Company for the repayment of past due payroll taxes, past due accounts payable and certain short-term notes payable.

     On November 4, 1996, the Company's Loan and Security Agreement with Healthpartners Funding, L.P. ("Healthpartners") was amended by, among other things, amending the Base Rate of interest to equal 2.2% above the prime rate, increasing funding under the loan by up to $1.4 million and providing for the creation of a sole purpose subsidiary of the Company to be responsible for marketing and managing all of the Company's managed care contracts("Newco"). Under the amended agreement, Healthpartners received warrants to acquire 5% of the outstanding common stock of Newco, subject to anti-dilution protection, registration rights and redemption provisions. Healthpartners also received a warrant to acquire 375,000 shares of Company Common stock at an exercise price equal to the lowest market price for such Common Stock during the month of November 1996.

      On September 30, 1996 the Company was in default of a financial covenant of its Loan agreement with Healthpartners which required the Company's net loss not to exceed $50,000 for its quarter ended September 30, 1996. The Company has received a waiver from Healthpartners for its default under this financial covenant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 THREE MONTH PERIOD") as COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 THREE MONTH PERIOD")

     Revenue for the 1996 Three Month Period was $9,212,566, a decrease of $39,408, or less than one percent from the 1995 Three Month Period. A contributing factor was that customer refunds in the 1996 Three Month Period were $30,415, an increase of $26,520 from the 1995 Three Month Period.

     Total cost of goods sold during the 1996 Three Month Period were $5,363,823, representing costs of approximately 58% of revenue for the period, while total cost of goods sold for the 1995 Three Month Period were $5,654,303 or approximately 61% of revenue. This three point improvement is in part the result of a volume discount from a vendor in the amount of $77,383 which covered a three month period of time, April through June 30, 1996 and $25,933 for the month of July. The volume discounts will continue throughout the 1997 fiscal year to the extent that the Company meets specified purchasing levels. Additionally, improved pricing agreements with several vendors has been a contributing factor.

     Selling, general and administrative expenses during the 1996 Three Month Period increased to $3,723,956 or 40% of revenue, as compared to $3,311,805 or 36% of revenue during the 1995 Three Month Period. Accrual for bad debt expense for the 1996 Three Month Period is 2% of revenue, as compared to the 1995 Three Month Period was less than 1% of revenue. The combined costs of payroll and fringe benefits, including sales commissions, increased by 3% during the 1996 Three Month Period over the 1995 Three Month Period.

     Other expenses include interest expense, which increased by $22,453 during the 1996 Three Month Period over the 1995 Three Month Period. These increases were primarily due to the Healthpartners Funding, L.P. ("Healthpartners") line of credit and interest charged by a vendor.

     Net loss for the 1996 Three Month Period of $164,423 is primarily attributable to the increase in selling, general and administrative expenses, financing fees and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had working capital of $1,578,376, compared to working capital of $296,968 at June 30, 1996. The increase in working capital during the Three Month Period is primarily due to increases in long-term borrowing as described below and to income from operations.

     Cash used by operations during the 1996 Three Month Period was $2,655,121 as compared to cash used by operations of $1,648,721 during the 1995 Three Month Period. This decrease is due to the payment of several vendors, resulting in less cash on hand and lower payables.

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

     Pursuant to the Loan Agreement with HealthPartners, the Company may receive revolving credit advances in an amount not to exceed the lesser of (a) 80% of the qualified accounts receivable of the Company, or (b) $4,500,000. All loans and other obligations under the Loan Agreement are secured by a first priority lien and security interest in all accounts receivable of the Company. The Loan Agreement was amended to contain a financial covenant which required that the Company's net loss not exceed $50,000 for its quarter ended September 30, 1996, and requires it achieve net income of at least $500,000 for its fiscal year ending June 30, 1997. The Company was in default under the covenant concerning the achievement of net for the quarter ending September 30, 1996 and this default has been waived by Healthpartners.

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

PART II - OTHER INFORMATION

     5.  Exhibits and reports on form 8-K

          (a) Exhibits
          10.1 Amendment No. 1 to Loan and Security Agreement with Healthpartners Funding, L.P.
          27.0      Financial data schedule

SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                         UNIVERSAL SELF CARE, INC.





                         BY:
                              BRIAN BOOKMEIER
                              PRESIDENT



Date: November 14, 1996