Form 10QSB/A
period 1996-09-30
UNIVERSAL SELF CARE INC
filed 1996-11-22
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB/A

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



                         UNIVERSAL SELF CARE, INC.





                         BY:
                              BRIAN BOOKMEIER
                              PRESIDENT



Date: November 22, 1996

                            EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

10.1                 Amendment No. 1 to Loan