Form 10QSB
period 1996-12-31
UNIVERSAL SELF CARE INC
filed 1997-02-13
CIK 879465

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the Quarter ended
                                  December 31, 1996

                                          OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from____________ to_____________

                        Commission file number _______________

                              UNIVERSAL SELF CARE, INC.
                (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          95-4228470
----------------------------------                    -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                                11585 Farmington Road
                               Livonia, Michigan 48150
                 (Address of principal executive offices) (Zip code)

          Registrant's telephone number, including area code (313) 261-2988
                                                             --------------

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

    The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, as of December 31, 1996 was 7,889,706 shares.

                      UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                        INDEX


PART I - FINANCIAL INFORMATION
                                                                  Page
                                                                 Number

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheet - December 31, 1996
       and June 30, 1996                                             3

    Consolidated Statement of Operations - For the three
         months and the six months ended December 31, 1996
         and 1995                                                    4

    Consolidated Statement of Cash Flows - For the
         three months ended December 31, 1996 and 1995               5

    Notes to Consolidated Financial Statements                     6 - 8

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATION                             9 - 11

PART II - OTHER INFORMATION                                          11

SIGNATURE                                                            12

                          UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEET

                                        (Unaudited)

                                                                                    December 31,      June 30,
                                ASSETS                                                  1996            1996
                                                                                        ----            ----
CURRENT ASSETS:
 Cash                                                                             $        87,223 $       91,066
 Accounts receivable, net allowance for doubtful accounts
   of $2,044,000 and $2,007,000, respectively                                          11,073,580     10,200,373
 Inventories                                                                              616,104        551,154
 Prepaid expenses                                                                         243,484        136,036
                                                                                  --------------- --------------
     TOTAL CURRENT ASSETS                                                              12,020,391     10,978,629

PROPERTY AND EQUIPMENT
 net of accumulated depreciation of $497,881 and $354,361, respectively                   966,702        972,334


INTANGIBLE ASSETS
 net of accumulated amortization of $708,799 and $532,771, respectively                 6,026,419      6,201,901

DEPOSITS AND OTHER ASSETS                                                                  50,285         56,204
                                                                                  --------------- --------------
                                                                                  $    19,063,797 $   18,209,068
                                                                                  --------------- --------------
                                                                                  --------------- --------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                 $     4,522,997 $    6,694,173
 Notes payable - current portion                                                        1,658,406        300,259
 Related party loans                                                                                      60,000
 Accrued liabilities                                                                    1,091,473      1,632,911
 State audit reserves                                                                   1,400,000      1,400,000
 Payroll taxes payable                                                                      7,922        594,318
                                                                                  --------------- --------------
     TOTAL CURRENT LIABILITIES                                                          8,680,798     10,681,661

LONG TERM NOTES PAYABLE, net of current portion                                           826,993      2,315,469

REVOLVING CREDIT LOAN                                                                   4,538,538        -

REDEEMABLE PREFERRED STOCK, Series A                                                    2,064,051      2,246,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, Series B Cumulative Convertible, $.0001 par value,
   10,000,000 shares authorized, 1,580,000 shares issued and outstanding                  505,000        505,000
 Common stock, $.0001 par value, 20,000,000 shares authorized, 7,889,706 shares
   issued and outstanding as of December 31, 1996.                                            789            788
 Additional paid-in capital                                                            10,623,796     10,623,796
 Retained  earnings/(deficit)                                                          (8,176,168)    (8,163,855)
                                                                                  --------------- --------------
     TOTAL STOCKHOLDERS' EQUITY                                                         2,953,416      2,965,729
                                                                                  --------------- --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    19,063,797 $   18,209,068
                                                                                  --------------- --------------
                                                                                  --------------- --------------

                          See notes to consolidated financial statements.

                                             Page 3 of

                                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  (Unaudited)

                                                       Three months ended December 31,  Six months ended December 31,
                                                               1996           1995            1996           1995
                                                               ----           ----            ----           ----
REVENUES                                                 $    9,256,398 $    9,243,706  $     18,468,964 $  18,457,550

COST OF GOODS SOLD                                            5,340,614      5,746,345        10,704,437    11,400,648
                                                         -------------- --------------  ---------------- -------------
  GROSS PROFIT                                                3,915,784      3,497,361         7,764,526     7,056,902

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                     3,471,112      3,498,426         7,283,785     6,772,037
                                                         -------------- --------------  ---------------- -------------

OPERATING INCOME/(LOSS)                                         444,672         (1,065)          480,742       284,865

OTHER EXPENSES:
  Amortization and write-off of finance costs                                   23,488
  Interest expense, net                                         184,723        178,932           385,215       407,515
                                                         -------------- --------------  ---------------- -------------
NET INCOME/(LOSS)                                        $      259,949 $     (203,485) $         95,527      (122,650)
                                                         -------------- --------------  ---------------- -------------
                                                         -------------- --------------  ---------------- -------------

NET INCOME/(LOSS)  PER SHARE                             $         0.02 $        (0.05) $           0.00         (0.04)
                                                         -------------- --------------  ---------------- -------------
                                                         -------------- --------------  ---------------- -------------
WEIGHTED AVERAGE NUM-
  BER OF SHARES USED IN                                       7,889,706      6,594,280         7,889,706     6,464,224
  COMPUTATION

                          See notes to consolidated financial statements.

                                              Page 4 of

                           UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                         (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                            ------------------------------------
                                                                                1996                   1995
                                                                                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                         $        95,527       $    (122,650)
                                                                            ---------------       -------------
  Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                 319,528             245,711

  Changes in operating assets and liabilities:
     (Increase) in accounts receivables                                            (873,207)           (536,622)
     (Increase) decrease in inventories                                             (64,950)            472,090
     (Increase) in prepaid expenses                                                (107,448)           (632,614)
     Decrease (increase) in deposits and other assets                                 5,919              66,031
     (Increase) in intangible assets                                              -                    (111,393)
     (Decrease) in accounts payable                                              (2,171,176)             89,315
     (Decrease) in accrued liabilities                                             (541,438)           (110,927)
     (Decrease) in payroll taxes payable                                           (586,396)             -
                                                                            ---------------       -------------
             Total adjustments                                                   (4,019,168)           (518,409)
                                                                            ---------------       -------------
     NET CASH (USED IN) OPERATING ACTIVITIES                                     (3,923,640)           (641,059)
                                                                            ---------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (138,413)           (141,977)
  Net cash paid for acquisitions                                                    -                  (150,000)
                                                                            ---------------       -------------
     NET CASH (USED IN) INVESTING ACTIVITIES                                       (138,413)           (291,977)
                                                                            ---------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of related party loans                                                 (60,000)           (200,000)
  Borrowing of revolving credit line                                              4,538,538              37,000
  Repayment of revolving credit line                                                -                     -
  Issuance of common stock, net of expenses                                         -                   485,479
  Issuance of note payable, net of discount                                         -                 1,783,972
  Net proceeds from (repayment of) long-term debt                                  (130,329)           (848,157)
  Dividends paid on Series A Preferred Stock                                       (107,840)           (103,681)
  Redemption of Series A Preferred Stock                                           (182,158)            (41,320)
                                                                            ---------------       -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    4,058,211           1,113,293
                                                                            ---------------       -------------
NET INCREASE (DECREASE) IN CASH                                                      (3,843)            180,257

CASH AT BEGINNING OF PERIOD                                                          91,066              87,853
                                                                            ---------------       -------------
CASH AT END OF PERIOD                                                       $        87,223       $     268,110
                                                                            ---------------       -------------
                                                                            ---------------       -------------

                         See notes to consolidated financial statements.

                                            Page 5 of

                              UNIVERSAL SELF CARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1996
                                     (UNAUDITED)



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

3.  CONTINGENCIES

    The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

    The Company has also undergone an audit by the California State Board of Equalization ("SBE") as a result of separate findings made by the State Controller's Office. The SBE has disagreed with the Company's policies regarding its sales tax payments on certain items. Based upon Management's independent review, the Company has maintained that sales of diabetes supplies, when made pursuant to a doctor's prescription, are transactions exempt from the collection and payment of sales taxes in California. The SBE has indicated that only sales of insulin and insulin syringes are exempt from California sales tax and that blood glucose meters, testing strips and finger-prick lancets are taxable items. The SBE has assessed sales tax on the sales of these items and it has issued a Notice of Determination against the Company for unpaid sales tax covering the period July 1, 1989 through September 30, 1993. The Notice determined a total amount due of $790,834, which is comprised of taxes due in the amount of $691,695, and interest due through September 30, 1993 in the amount of $99,139. The Company has protested these findings and is in the process of appealing this assessment. A hearing scheduled for November 13, 1996 was postponed so that the SBE settlement department could review the Company's appeal. In addition to the above defenses, the Company maintains that a portion of the revenues earned form the sale of diabetic supplies were non-taxable services rendered as a separate and distinct charge. The SBE settlement department disagrees with this position, but it had expressed a willingness to settle this matter for a negotiated payment. Management believes that it would be in the best interest of the Company to arrive at a final negotiated settlement, however, the Company is prepared formally to appeal the assessment if necessary. The Company has accrued an additional $75,728 in fiscal 1996 for possible interest payments on the sales tax amount in question. The total accrual for interest and penalty payments as of December 31, 1996 was $228,477. The Company has accrued and paid sales taxes on sales of the items in question during all periods since the last day of the period under audit. Such sales taxes amounted to approximately, $759,143 during the fiscal year ended June 30, 1996 and $340,601 during the 1996 Six Month Period.

    Based upon the above contingencies, the Company has provided reserves, in the event that a defense of its positions does not prevail, of $950,000 during the fiscal year ended June 30, 1994 ($50,000 of which was deposited with SBE in connection with its audit) and of an additional $500,000 during the fiscal year
ended June 30, 1995.   Based upon Management's independent review, no addition
to the reserves during 1996 was determined to be appropriate. The combined maximum amount demanded to be paid under both these actions is approximately $2,090,830. Based upon the defenses involved, Management's independent review, and information supplied by the Company's counsel and outside consultants, the Company's Management believes that an estimated combined settlement amount for these actions equal to $1,450,000, or 69% of the maximum amount demanded, is reasonable under the circumstances. In addition to the reserve, $228,000 of accrued interest has been recorded in connection with
these matters. Allocation of the total   reserve of $1,450,000 between the DHS
and the SBE actions is not possible because, in the event of a settlement with DHS, the amount of the liability with the SBE could be favorably impacted. The total reserve of $1,450,000 plus accrued interest is considered adequate at this time to cover any anticipated settlements relating to these matters.

The Company has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropiately made reimbursements on these charges. In November 1996 Medicare issued a demand for
refund of $795,702 plus interest of $17,738.   Company management feels that
the ultimate settlement to Medicare will not have a material impact on earnings since an alternative intermediary will be responsible for any amounts due.

4.  REVOLVING LINE OF CREDIT

    In August, 1996 the Company entered into an accounts receivable funding agreement with HealthCarepartners Funding, L.P. ("Healthpartners") under which the Company is able to borrow up to $4,400,000 against its qualified accounts receivable. Qualified accounts are generally defined as those which are less than 91 days old and are due from a third-party payee source (ie. Medicare, Medicaid or Commercial insurance carrier) as opposed to those that are payable directly by patients. The term of the agreement is three years. Outstanding principal under the agreement is secured by a first priority lien against substantially all of the Company's assets.

    On August 30, 1996, the Company transacted for the initial draw under this agreement, the maximum available amount of $3,000,000. Substantially all such funds were immediately expended by the Company for the repayment of past due payroll taxes, past due accounts payable and certain short-term notes payable.

    On November 4, 1996, the Company's Loan and Security Agreement with HealthCarepartners Funding, L.P. ("Healthpartners") was amended by, among other things, adjusting the Base Rate of interest to equal 2.2% above the prime rate, increasing funding under the loan to $4.4 million and providing for the creation of a sole purpose subsidiary of the Company to be responsible for marketing and managing all of the Company's managed care contracts ("Newco"). Under the amended agreement, Healthpartners received warrants to acquire 5% of the outstanding common stock of Newco, subject to anti-dilution protection, registration rights and redemption provisions. Healthpartners also received a warrant to acquire 375,000 shares of Company Common stock at an exercise price of $2.50.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 1996 (THE "1996 THREE MONTH PERIOD") as COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995 (THE "1995 THREE MONTH PERIOD")

    Revenue for the 1996 Three Month Period was $9,256,398, an increase of $12,692, or a one percent from the 1995 Three Month Period. A contributing factor was that customer refunds in the 1996 Three Month Period were $6,285, an decrease of $43,030 from the 1995 Three Month Period.

    Total cost of goods sold during the 1996 Three Month Period were $5,340,614, representing costs of approximately 58% of revenue for the period, while total cost of goods sold for the 1995 Three Month Period were $5,746,345 or approximately 62% of revenue. This four point improvement is in part the result of favorable packaging cost. Total cost of packaging during the 1996 Three Month Period were $14,091, compared to $28,313 for the 1995 Three Month Period, or a decrease of 100%. This decrease is the result of a automated shipping manifest system that was installed in the Company's second quarter to both reduce costs and increase distribution efficiency. Additionally, improved pricing agreements with several vendors has been a contributing factor in the decrease in cost of goods.

    Selling, general and administrative expenses during the 1996 Three Month Period decreased to $3,471,112 or 37% of revenue, as compared to $3,498,426 or 38% of revenue during the 1995 Three Month Period. Accrual for bad debt expense for the 1996 Three Month Period is 2% of revenue, as compared to the 1995 Three Month Period which was less than 1% of revenue. The combined costs of payroll and fringe benefits, including sales commissions, decreased by 3% during the 1996 Three Month Period over the 1995 Three Month Period.

    Other expenses include late fees and finance charges, which decreased by $54,832 during the 1996 Three Month Period over the 1995 Three Month Period. This decreases was primarily due to the removal of $77,169 in IRS penalties

    Net income for the 1996 Three Month Period of $259,949 is primarily attributable to the favorable cost of good sold experience and the reduction in selling, general and administrative expenses as well as favorable adjustment in late fees and finance charges.

THE SIX MONTHS ENDED DECEMBER 31, 1996 (THE "1996 SIX MONTH PERIOD") as COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995 (THE "1995 SIX MONTH PERIOD")

    Revenue for the 1996 Six Month Period was $18,468,964, a increase of $11,414, or less than one percent from the 1995 Six Month Period. A contributing factor was that customer refunds in the 1996 Six Month Period were $340,601, an decrease of $73,343 from the 1995 Six Month Period.

    Total cost of goods sold during the 1996 Six Month Period were $10,704,437, representing costs of approximately 58% of revenue for the period, while total cost of goods sold for the 1995 Six Month Period were $11,400,648 or approximately 62% of revenue. This four point improvement is in part the result of a volume discount from a vendor in the amount of $77,383 which covered a three month period of time, April through June 30, 1996 and $25,933 for the month of July which were both recorded during the 1996 Six Month Period. The volume discounts will continue throughout the 1997 fiscal year to the extent that the Company meets specified purchasing levels. Additionally, improved pricing agreements with several vendors has contributed to the improved margin on sales and a reduction in the Company's shipping and packaging costs by utilizing a new vendor for the distribution of our products .

    Selling, general and administrative expenses during the 1996 Six Month Period increased to $7,283,785 or 39% of revenue, as compared to $6,772,037 or 37% of revenue during the 1995 Six Month Period. Accrual for bad debt expense for the 1996 Six Month Period is 2% of revenue, as compared to the 1995 Six Month Period which was approximately 1% of revenue. The combined costs of payroll and fringe benefits, including sales commissions, increased by 1% during the 1996 Six Month Period over the 1995 Six Month Period.

    Other expenses include late fees and finance charges, which increased by $47,929 during the 1996 Six Month Period over the 1995 Six Month Period. These increases were primarily due to interest charged by vendors.

    Net income for the 1996 Six Month Period of $95,527 is primarily attributable to the profits from operations, in the amount of $480,742 which were sufficient to support debt service costs in the total amount of $385,215.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had working capital of $3,339,593, compared to working capital of $296,968 at June 30, 1996. The increase in working capital during the Six Month Period is primarily due to increases in long-term borrowing as described below and to income from operations.

    Cash used by operations during the 1996 Six Month Period was $3,923,641 as compared to cash used by operations of $641,059 during the 1995 Six Month Period. This increase is primarily due to required reductions in account payables and accrued liabilities.

    On August 30, 1996, the Company made its first borrowings under a Loan and Security Agreement, dated as of August 15, 1996 (the "Loan Agreement"), by and among the Company and HealthCarePartners Funding, L.P. ("HealthPartners"). Such initial loan was in the aggregate principal amount of $3,000,000, of which approximately $101,000 was utilized to pay a portion of the breakage costs under a prior financing agreement, $200,000 was utilized to repay a short-term outstanding loan and the balance was utilized to pay past-due payroll taxes, certain accounts payable and accrued expenses.

    Pursuant to the Loan Agreement with HealthPartners, the Company may receive revolving credit advances in an amount not to exceed the lesser of (a) 80% of the qualified accounts receivable of the Company, or (b) $4,500,000. All loans and other obligations under the Loan Agreement are secured by a first priority lien and security interest in all accounts receivable of the Company. The Loan Agreement was amended to contain a financial covenant which required that the Company's net loss not exceed $50,000 for its quarter ended September 30, 1996, and requires it to achieve net income of at least $500,000 for its fiscal year ending June 30, 1997. The Company was in default under the covenant concerning the achievement of net income for the quarter ending September 30, 1996 and this default has been waived by Healthpartners.

    In connection with the transactions pursuant to the Loan Agreement with HealthPartners, the Company entered into an agreement with Fred Kassner, to whom the Company remains indebted in the approximate amount of $1,474,000 (which is due and payable on July 14, 1997). Pursuant to such agreement, Mr. Kassner has agreed to subordinate his lien on the accounts receivable of the Company to the lien and security interest held by HealthPartners in such collateral. In addition, in consideration of Mr. Kassner's waiver of certain events of default under his loan agreement with the Company (such events of default consisting of the Company's failure to make certain mandatory prepayments out of the proceeds received by the Company from certain exercises of the Company's common stock purchase warrants), the Company issued to Mr. Kassner five-year warrants entitling Mr. Kassner to purchase up to 100,000 shares of common stock of the Company at an exercise price of $2.50 per share. Mr. Kassner has a pledge of all the outstanding stock of each of the Company's operating subsidiaries to further secure the Company's outstanding indebtedness to him.

PART II - OTHER INFORMATION

    5.  Exhibits and reports on form 8-K

         (a) Exhibits - None

                                      SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                              UNIVERSAL SELF CARE, INC.




                             BY:
                                -------------------
                                BRIAN BOOKMEIER
                                  PRESIDENT



Date: February 13, 1997