Form 10QSB
period 1997-03-31
UNIVERSAL SELF CARE INC
filed 1997-05-14
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter ended
                                 March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to_____________

                       Commission file number ___________

                            UNIVERSAL SELF CARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                           95-4228470
-------------------------------                         ------------------------
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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, as of March 31, 1997 was 7,889,706 shares.

                  UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                    INDEX

PART I - FINANCIAL INFORMATION
                                                                   Page
                                                                  Number
                                                                  ------
      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet - March 31, 1997
           and June 30, 1996                                           3

      Consolidated Statement of Operations - For the three
           months and the nine months ended March 31, 1997
           and 1996                                                    4

      Consolidated Statement of Cash Flows - For the
           nine months ended March 31, 1997 and 1996                   5

      Notes to Consolidated Financial Statements                     6 - 9

      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operation                            10 - 13

PART II - OTHER INFORMATION                                            13

SIGNATURE                                                              14


                                     2 of 14

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                                                                    March 31,      June 30,
                            ASSETS                                                    1997           1996
                                                                                  ------------   ------------
CURRENT ASSETS:
  Cash                                                                            $    194,033   $     91,066
  Accounts receivable, net allowance for doubtful accounts
    of $2,619,000 and $2,007,000, respectively                                      11,982,159     10,200,373
  Inventories                                                                          502,162        551,154
  Prepaid expenses                                                                     145,778        136,036
                                                                                  ------------   ------------
      TOTAL CURRENT ASSETS                                                          12,824,132     10,978,629

PROPERTY AND EQUIPMENT
  net of accumulated depreciation of $544,478 and $354,361, respectively               915,373        972,334

INTANGIBLE ASSETS
  net of accumulated amortization of $796,116 and $532,771, respectively             5,938,556      6,201,901

DEPOSITS AND OTHER ASSETS                                                               47,637         56,204
                                                                                  ------------   ------------
                                                                                  $ 19,725,698   $ 18,209,068
                                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  4,599,042   $  6,694,173
  Notes payable - current portion                                                    1,678,497        300,259
  Related party loans                                                                  114,965         60,000
  Accured liabilities                                                                  863,561      1,632,911
  State audit reserves                                                               1,400,000      1,400,000
  Payroll taxes payable                                                                212,341        594,318
  Revolving credit loan                                                              5,543,139           --
                                                                                  ------------   ------------
      TOTAL CURRENT LIABILITIES                                                     14,411,545     10,681,661

LONG TERM NOTES PAYABLE, net of current portion                                        793,166      2,315,469

REDEEMABLE PREFERRED STOCK, Series A                                                 1,923,329      2,246,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, Series B Cumulative Convertible, $.0001 par value,
    10,000,000 shares authorized, 1,580,000 shares issued and outstanding              505,000        505,000
  Common stock, $.0001 par value, 40,000,000 shares authorized, 7,889,706 shares
    issued and outstanding as of March 31, 1997                                            789            788
  Additional paid-in capital                                                        10,623,796     10,623,796
  Retained earnings/(deficit)                                                       (8,531,927)    (8,163,855)
                                                                                  ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                                     2,597,658      2,965,729
                                                                                  ------------   ------------

                                                                                  ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 19,725,698   $ 18,209,068
                                                                                  ============   ============

                See notes to consolidated financial statements.


                                     3 of 14

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                Three months ended March 31,     Nine months ended March 31,
                                                    1997             1996            1997           1996
                                                 -----------     -----------     ------------     ------------
REVENUES                                         $ 7,433,628     $ 8,662,337     $ 25,902,592     $ 27,119,887

COST OF GOODS SOLD                                 4,068,833       5,362,463       14,773,270       16,763,111
                                                 -----------     -----------     ------------     ------------

  GROSS PROFIT                                     3,364,795       3,299,874       11,129,322       10,356,776

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          3,442,899       3,755,940       10,726,684       10,527,977
                                                 -----------     -----------     ------------     ------------

OPERATING INCOME/(LOSS)                              (78,104)       (456,066)         402,638         (171,201)

OTHER EXPENSES:
  Amortization and write-off of finance costs                         36,878                            90,959
  Interest expense, net                              225,045        2253,419          610,260          606,853
                                                 -----------     -----------     ------------     ------------

NET INCOME/(LOSS)                                $  (303,149)    $  (746,363)    $   (207,622)        (869,013)
                                                 ===========     ===========     ============     ============

NET INCOME/(LOSS) PER SHARE                      $     (0.06)    $     (0.12)    $      (0.05)           (0.16)
                                                 ===========     ===========     ============     ============

WEIGHTED AVERAGE NUMBER
  OF SHARES USED IN COMPUTATION                    7,889,706       6,669,280        7,889,706        6,501,724

                See notes to consolidated financial statements.


                                     4 of 14

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                               -------------------------
                                                                   1997         1996
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                            $  (207,622)  $  (869,013)
                                                               -----------   -----------
  Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation and amortization                               479,239       401,712

  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivables                 (1,781,786)    6,962,108
    (Increase) in receivable from accounts receivable sale            --      (4,949,950)
    Decrease in other accounts receivable                             --          89,681
    Decrease in inventories                                         48,992       571,003
    (Increase) in prepaid expenses                                  (9,742)     (923,493)
    Decrease in deposits and other assets                            8,567        67,765
    (Increase) in intangible assets                                   --        (135,480)
    (Decrease) increase in accounts payable                     (2,095,131)    1,300,179
    (Decrease) increase  in accrued liabilities                   (769,350)      361,462
    (Decrease) in payroll taxes payable                           (381,977)         --
                                                               -----------   -----------
       Total adjustments                                        (4,501,188)    3,744,987
                                                               -----------   -----------

    NET CASH (USED IN) OPERATING ACTIVITIES                     (4,708,810)    2,875,974
                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (158,932)     (407,995)
  Net cash paid for acquisitions                                      --        (150,000)
                                                               -----------   -----------
     NET CASH (USED IN) INVESTING ACTIVITIES                      (158,932)     (557,995)
                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in cash escrow reserve account                                     (1,550,000)
  Issuance/(Repayment) of related party loans                       54,965      (190,000)
  Borrowing of revolving credit line                             5,543,139          --
  Repayment of revolving credit line                                  --        (884,000)
  Issuance of common stock, net of expenses                           --         485,479
  Issuance of note payable, net of discount                           --       1,783,972
  Net proceeds from (repayment of) long-term debt                 (144,065)   (1,734,778)
  Dividends paid on Series A Preferred Stock                      (160,450)     (153,258)
  Redemption of Series A Preferred Stock                          (322,880)      (40,076)
                                                               -----------   -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                    4,970,709    (2,282,661)
                                                               -----------   -----------

NET INCREASE (DECREASE) IN CASH                                    102,967        35,318

CASH AT BEGINNING OF PERIOD                                         91,066        87,853
                                                               -----------   -----------

CASH AT END OF PERIOD                                          $   194,033   $   123,171
                                                               ===========   ===========

                 See notes to consolidated financial statements.


                                     5 of 14

                            UNIVERSAL SELF CARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - March 31, 1997
                                   (UNAUDITED)

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

3.  Contingencies

      Department of Health Services

      The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with


                                     6 of 14
current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

      Based upon the above contingency, the Company has provided a reserve, in the event that a defense of its position does not prevail, of $700,000. The Company had previously provided a combined reserve with the California State Board of Equalization matter (below) in the amount of $1,630,000. Due to the defined settlement amount on the other matter, the reserve has been allocated among the two actions. Management believes that a total estimated settlement amount of $700,000, or 54% of the maximum amount demanded, is reasonable under the circumstances with respect to this matter.

      California State Board of Equalization

      The Company has also undergone an audit by the California State Board of Equalization ("SBE") as a result of separate findings made by the State Controller's Office (see Department of Health Services above). The SBE has disagreed with the Company's policies regarding its sales tax payments on certain items. The SBE has maintained that blood glucose meters, testing strips and finger-prick lancets are taxable items. The Company has taken the position that these items are exempt from sales tax because they were provided pursuant to a doctor's prescription and furthermore, they are part of an integrated treatment for providing insulin and insulin syringes, items which are specifically exempt from sales tax in California. In addition, the Company maintains that a portion of the revenues earned from the sales of diabetic supplies were non-taxable services rendered as a separate and distinct charge.

      On January 6, 1997 the SBE issued a Notice of Determination of $860,004 for the period July 1, 1989 through September 30, 1993. Of this amount, penalties of $69,170 were subsequently waived. Additionally, interest has accrued on this assessment of $186,330. The Company filed for appeal of this assessment. The matter was referred to the SBE settlement department and Company management determined that it would be in the Company's best


                                     7 of 14
interest to arrive at a final negotiated settlement amount. On April 28, 1997, the Company agreed to a settlement of this matter for a total amount of $980,000. Of this amount, $50,000 had previously been paid. Of the remaining $930,000, $691,695 is associated with taxes and $238,305 is associated with accrued interest. Upon acceptance of this settlement by SBE (which the Company believes will be reflected in a formal Settlement Agreement), the full $930,000 will be payable in installments, with $300,000 payable upon consummation of the Settlement Agreement and monthly installments of $63,000 commencing on September 30, 1997 until the liability plus accrued interest are repaid.

      The Company has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. In January 1997 Medicare began to offset the Company's claims for payment, and the interest charged to the Company's account. The Company balance claimed by Medicare to be owed by the Company on March 31, 1997 was $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February and in March $62,849. Company management feels that the ultimate settlement to Medicare will not have a material impact on earnings since the Company will collect any amounts paid to Medicare out of amounts collected after rebillings to MediCal.

4.  Revolving Line of Credit

      In August, 1996 the Company entered into an accounts receivable funding agreement with Health Care Partners Funding, L.P. ("HealthPartners") under which the Company is able to borrow up to $4,500,000 against its qualified accounts receivable, less the reserve. "Reserve" means the sum of $1,500,000. Qualified accounts are generally defined as those which are less than 91 days old and are due from a third-party payee source (ie. Medicare, Medicaid or Commercial insurance carrier) as opposed to those that are payable directly by patients. The term of the agreement is three years. Outstanding principal under the agreement is secured by a first priority lien against substantially all of the Company's assets.

      On August 30, 1996, the Company transacted for the initial draw under this agreement, the maximum available amount of $3,000,000. Substantially all such funds were immediately expended by the Company for the repayment of past due payroll taxes, past due accounts payable and certain short-term notes payable.

       On November 4, 1996, the Company's Loan and Security Agreement with


                                     8 of 14

HealthPartners was amended by, among other things, adjusting the Base Rate of interest to equal 2.2% above the prime rate, increasing funding under the loan to $4.5 million against its qualified accounts receivable, less the reserve. "Reserve" means the sum of $100,000. Additionally, providing for the creation of a sole purpose subsidiary of the Company to be responsible for marketing and managing all of the Company's managed care contracts ("Newco"). Under the amended agreement, HealthPartners received warrants to acquire 5% of the outstanding common stock of Newco, subject to anti-dilution protection, registration rights and redemption provisions. HealthPartners also received a warrant to acquire 375,000 shares of Company Common stock at an exercise price of $2.50.

      On February 26, 1997, the Company's Loan and Security Agreement with HealthPartners was temporarily amended for 90 days by eliminating the $4.4 million cap on borrowings based on the Company's qualified accounts. This temporary amendment allows the Company to borrow up to the full amount that its qualified accounts will support under the terms of such agreement.

      Pursuant to the Loan Agreement with HealthPartners, the Company may receive revolving credit advances in an amount not to exceed the lesser of (a) 80% of the qualified accounts receivable of the Company, or (b) $4,400,000. All loans and other obligations under the Loan Agreement are secured by a first priority lien and security interest in all accounts receivable of the Company. The Loan Agreement was amended to contain a financial covenant which required that the Company's net loss not exceed $50,000 for its quarter ended September 30, 1996, and requires it to achieve net income of at least $500,000 for its fiscal year ending June 30, 1997. The Company was in default under the covenant concerning the achievement of net income for the quarter ending September 30, 1996 and this default has been waived by HealthPartners. The Company is classifying the revolving credit line as short term debt, because of the financial covenant requirement listed above.


                                   9 of 14

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

Forward-Looking Statements

      When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

The three months ended March 31, 1997 (the "1997 Three Month Period") as compared to the three months ended March 31, 1996 (the "1996 Three Month Period")

      Revenue for the 1997 Three Month Period was $7,433,628, a decrease of $1,228,709 or 14.2 percent from the 1996 Three Month Period. A contributing factor was customer deductibles in the 1997 Three Month Period which were approximately $885,000, an increase of $385,000 from the 1996 Three Month Period. This impacted on sales revenue, which in turn slowed cash flow and impeded the Company's ability to purchase product for shipment.

      Total cost of goods sold during the 1997 Three Month Period were $4,068,833, representing costs of approximately 55% of revenue for the period, while total cost of goods sold for the 1996 Three Month Period were $5,362,463 or approximately 62% of revenue. This seven point improvement is in part the result of favorable product discounts from various vendors. Total material cost during the 1997 Three Month Period was $3,872,278 compared to $4,994,873 for the 1996 Three Month Period, or a decrease of 22.5%. Additionally, the Company continued to realize favorable variances regarding total cost of packaging as discussed in prior quarterly reports, during the 1997 Three Month Period which were $192,520, compared to $253,341 for the 1996 Three Month Period, or a decrease of 24.0%.

      Selling, general and administrative expenses during the 1997 Three Month Period decreased to $3,442,899, as compared to $3,755,940 during the 1996 Three Month Period. Accrual for bad debt expense for the 1997 Three Month Period is 2% of revenue, as compared to the 1996 Three Month Period which was greater than 3% of revenue. The combined costs of


                                    10 of 14
payroll and fringe benefits, including sales commissions, decreased by approximately 9% during the 1997 Three Month Period over the 1996 Three Month Period. Additionally, temporary labor for the 1997 Three Month Period decreased to $26,426, as compared to $101,777 during the 1996 Three Month Period, or 74%. The Company's consolidation of operations has resulted in many employees being retrained for new positions, reducing the need for temporary labor.

      Other expenses include interest expense, which decreased by $28,374 during the 1997 Three Month Period over the 1996 Three Month Period. This decrease was primarily due to the reduced costs associated with the HealthPartners line of credit, as compared to the previous cost related to the sale of accounts receivable and term loans.

      Net loss for the 1997 Three Month Period of $303,149 is primarily attributable to insufficient sales revenue in relation to operating expenses. Sales revenue are normally lower in the first quarter of the calendar year due to the requirement that customers meet their insurance deductible amounts in the new benefit year.

The nine months ended March 31, 1997 (the "1997 Nine Month Period") as compared to the nine months ended March 31, 1996 (the "1996 Nine Month Period")

      Revenue for the 1997 Nine Month Period was $25,902,592, a decrease of $1,217,295, or 4.5 % from the 1996 Nine Month Period. The Company traditionally has experienced a slow third quarter due to the impact of deductibles and has recovered the difference in the final quarter of the fiscal year.

      Total cost of goods sold during the 1997 Nine Month Period was $14,773,270, representing costs of approximately 57% of revenue for the period, while total cost of goods sold for the 1996 Nine Month Period was $16,763,111 or approximately 62% of revenue. This five point improvement is in part the continuing result of a volume discount program initiated in fiscal year 1997 and retroactively applied to fiscal year 1996. The amount of $77,383 which covered a three month period of time, April through June 30, 1996, and $25,933 for the month of July, which were both recorded during the 1997 fiscal year. The volume discounts have increased by another 2 % in 1997 fiscal year and will continue to the extent that the Company meets specified purchasing levels. Additionally, improved pricing agreements with several vendors has contributed to the improved margin on sales and a reduction in the Company's shipping and packaging costs by utilizing a new vendor for the distribution of our products .

      Selling, general and administrative expenses during the 1997 Nine Month Period increased to $10,726,684 or 41% of revenue, as compared to $10,527,977 or 39% of revenue during the 1996 Nine Month Period. These increases are primarily due to higher fees charged by Healthpartners of $199,773, or an increase of $157,280, and an increase in consulting expenses of $109,473, or an increase of $91,120, related to strategic planning and various outside consultants.


                                    11 of 14

      Other expenses include interest expense, which increased by $3,407 during the 1997 Nine Month Period over the 1996 Nine Month Period.

      Net loss for the 1997 Nine Month Period of $207,622. Profits from operations, in the amount of $402,638, were insufficient to support debt service costs in the total amount of $610,260.

Liquidity and Capital Resources

      As of March 31, 1997, the Company had a negative working capital of $1,587,413, compared to working capital of $296,968 at June 30, 1996. The decrease in working capital during the Nine Month Period is primarily due to the reclassification of the Company's revolving line of credit from long term to short term. This is based upon the financial covenant listed below.

      Cash used by operations during the 1997 Nine Month Period was $4,708,810 as compared to cash provided by operations of $2,875,974 during the 1996 Nine Month Period. This decrease is primarily due to required reductions in account payables and accrued liabilities as well as an increase in accounts receivable. Additionally, prior year saw the sale of accounts receivable to Daiwa.

      On August 30, 1996, the Company made its first borrowings under a Loan and Security Agreement, dated as of August 15, 1996 (the "Loan Agreement"), by and among the Company and HealthPartners. Such initial loan was in the aggregate principal amount of $3,000,000, of which approximately $101,000 was utilized to pay a portion of the breakage costs under a prior financing agreement, $200,000 was utilized to repay a short-term outstanding loan and the balance was utilized to pay past-due payroll taxes, certain accounts payable and accrued expenses.

      Pursuant to the Loan Agreement with HealthPartners, the Company may receive revolving credit advances in an amount not to exceed the lesser of (a) 80% of the qualified accounts receivable of the Company, or (b) $4,400,000. All loans and other obligations under the Loan Agreement are secured by a first priority lien and security interest in all accounts receivable of the Company. The Loan Agreement was amended to contain a financial covenant which required that the Company's net loss not exceed $50,000 for its quarter ended September 30, 1996, and requires it to achieve net income of at least $500,000 for its fiscal year ending June 30, 1997. The Company was in default under the covenant concerning the achievement of net income for the quarter ending September 30, 1996 and this default has been waived by Healthpartners. The Company is classifying the revolving credit line as short term debt, because of the financial covenant requirement listed above.

      In connection with the transactions pursuant to the Loan Agreement with HealthPartners, the Company entered into an agreement with Fred Kassner, to whom the Company remains


                                    12 of 14
indebted in the approximate amount of $1,474,000 (which is due and payable on July 14, 1997). Pursuant to such agreement, Mr. Kassner has agreed to subordinate his lien on the accounts receivable of the Company to the lien and security interest held by HealthPartners in such collateral. In addition, in consideration of Mr. Kassner's waiver of certain events of default under his loan agreement with the Company (such events of default consisting of the Company's failure to make certain mandatory prepayments out of the proceeds received by the Company from certain exercises of the Company's common stock purchase warrants), the Company issued to Mr. Kassner five-year warrants entitling Mr. Kassner to purchase up to 100,000 shares of common stock of the Company at an exercise price of $2.50 per share. Mr. Kassner has a pledge of all the outstanding stock of each of the Company's operating subsidiaries to further secure the Company's outstanding indebtedness to him.

      In May 1997, the Company initiated a private placement of a maximum of 500,000 shares of its common stock at $2.00 a share. Shares of common stock sold in this private placement are subject to "piggyback" registration rights. Under the terms of this private placement, in May 1997 the Company sold 430,000 shares of its common stock to accredited investors. The Company continues its efforts to close the sale of the remaining 70,000 share available in this private placement. To date, the Company has received gross proceeds of $860,000 from the sale of shares in this private placement.

PART II - OTHER INFORMATION

      5. Exhibits and reports on form 8-K

           (a) Exhibits - None


                                    13 of 14

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                          UNIVERSAL SELF CARE, INC.


                          By:
                             ----------------------
                               Brian Bookmeier
                                  President

Date: May 14, 1997


                                    14 of 14