Form 10KSB
period 1997-06-30
UNIVERSAL SELF CARE INC
filed 1997-10-14
CIK 879465

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 1997

                                          OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from____________ to_____________

                       Commission file number 1-11568

                              UNIVERSAL SELF CARE, INC.
                (Exact Name of Registrant as Specified in its Charter)

          Delaware                             95-4228470
_______________________________             ____________________
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

                                11585 Farmington Road.
                               Livonia, Michigan 48150
                 (Address of principal executive offices) (Zip code)

          Registrant's telephone number, including area code (313) 261-2988
                                                             ______________

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.0001 par value
                                   (Title of Class)

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   NO
                      ______   _______

    Check if there is no disclosure of delinquent filers in response to item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      _____

    The issuer's net revenues for its most recent fiscal year was $34,001,626.

The aggregate market value of the voting stock held by non-affiliates for the issuer as of September 12, 1997 was $15,436,020.

    The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, as of September 12, 1997 was 9,724,579 shares.

    Documents incorporated by reference: None

                                        PART I

ITEM 1.  BUSINESS

General

    Universal Self Care, Inc. ("Universal"or the "Company"), a Delaware corporation incorporated in 1989, is a leading disease management Company in the United States, specifically providing and/or managing comprehensive services to persons suffering from diabetes.

    Universal is the parent corporation for the following wholly-owned operating subsidiaries: Physicians Support Services, Inc., a California corporation ("PSS"); USC-Michigan, Inc., a Michigan corporation and its wholly-owned subsidiary, PCS, Inc. - West (collectively identified as "Patient Care Services"), a Michigan corporation; Diabetes Self Care, Inc. (formerly The Thriftee Group, Inc.), a Virginia Corporation ("Diabetes Self Care"), and Healthcare Management Solutions, Inc., a Virginia corporation ("Healthcare Management Solutions"). Depending upon the context, the term "Company" refers to either Universal alone, or Universal and one or more of its operating subsidiaries. These subsidiaries and Universal do business as "Diabetes Self Care," or "Healthcare Management Solutions," or "Universal Rx".

    It is estimated by the American Diabetes Association that more than 16 million people in the United States (6% of the domestic population, based upon 1990 United States census figures) suffer from diabetes, with over 625,000 new cases being diagnosed each year. The number of cases of diabetes has tripled since the 1960s.

Lines of Business

    The Company conducts its business through two (2) internally divided operating divisions: the Diabetes Self Care and Healthcare Management Solutions divisions. Approximately 89% of the Company=s revenue for the fiscal year ended June 30, 1997 ("Fiscal 1997") was derived from Diabetes Self Care, whose primary focus is on providing individuals with diabetes-related supplies: by distributing both prescription and non-prescription medications and by providing in-home training to persons suffering from diabetes. The Company has a software license to operate and utilizes the MestaMed billing system (see "Organization and Operations"), and currently has a data base with over 60,000 customers.
The Company's customer service operation maintains an individual customer profile for each customer to determine the type of diabetes supplies used and the frequency of such use for each customer. Additionally, customer service representatives attempt to expand the product offerings purchased by customers with every phone call as part of the Company=s follow-up program to monitor customer needs and generate additional revenues.


    During Fiscal 1997, 11% of the Company's revenue was derived from Healthcare Management Solutions, whose focus and concentration is on the provision of services and medical supplies to managed care organizations and companies that are self-insured medical programs for the provision of health care benefits, by providing individual managed care or self-insured with diabetes-related supplies and both prescription and non-prescription medications as part of a disease management program. For the services and products provided, Healthcare Management Solutions bills the organization and has a software license to utilizes Sales Ally for its customer service operation (see "Organization and Operation"). The Company's customer service operation conducts one-on-one contact with each customer within the managed care group to gather critical information, such as customer lifestyle, product utilization, testing frequency and need for product utilization training. A customer profile is developed and data is electronically sent to the respective managed care group administrators for evaluation. The Company's contracts with managed care customers generally give the Company the exclusive right to supply all diabetes-related products to the individuals whose medical care is provided and/or paid for by the contracting parties, at agreed upon prices, during the contract period. The Healthcare Management Solutions operation is the fastest growing part of the Company's business, and Management's strategy is directed toward making this operation the dominant part of the Company's future business.

    The Company offers to its customers a pharmacy benefit management (PBM) program under the name Universal Rx. This added value program provides "managed care services" to corporations that provide self-insured medical coverage to their employees. Universal Rx=s services include management of diabetes product purchasing and consulting services related to the types and amounts of products which should be purchased by the self-insured program based upon statistical information related to the population whose care is subject to management.




Organization and Operations


    The Company has completed the consolidation of all operations into two primary locations, one in Livonia, Michigan and the other in Roanoke, Virginia. The Livonia office contains executive offices, new customer development and sales and marketing departments. The Roanoke office contains the customer service, order processing, billing operation, corporate finance, and Medicare/Medicaid reimbursement operations. The Company has separated shipping and warehousing into three regional distribution centers: Roanoke, Virginia; Livonia, Michigan; and Van Nuys, California.

    The Company distributes to clients of Diabetes Self Care or the individual participants in medical benefits programs serviced by Healthcare Management Solutions (collectively "customers") a significant portion of its products by common carrier and the United States Postal Service. The physician=s profile of each customer dictates the initial requirements for goods and services ordered from the Company. Based on this profile, the customer initially receives either a 30, 60 or 90 day supply of the required products.

    The Company maintains two pharmacies, one located in Virginia that is licensed by the Virginia State Board of Pharmacy, and the other located in California that is licensed by the State of California Department of Consumer Affairs - State Board of Pharmacy. These pharmacies are utilized for the preparation and/or distribution of diabetes-related supplies that are available either with or without prescription. Neither pharmacy is available for walk-in sales to customers.

    Diabetes Self Care uses the MestaMed operating software for billing. The Company has a license to operate the system, which is owned and serviced by MCS, Inc. The Company has a annual service contract with MCS, Inc. for support and software upgrades. Healthcare Management Solutions utilizes the Sales Ally software for accumulating health related information and interfaces with Microsoft's data base for billing. The Company has a license to operate Sales Ally, which provides free annual technical support for those who have a license to operate the software.

Products

    The primary products sold and distributed by the Company include prescription and some non-prescription items, including; insulin, syringes, glucose test strips, glucose monitors, lancets, insulin pumps and diabetes pills (oral hypoglycemic agents). Glucose strips, blood glucose monitors, syringes and insulin are the four (4) dominant products distributed by the Company. Glucose strip sales accounted for over 71% of the Company's consolidated net sales during Fiscal 1997. The Company employs a staff of 44 product specialist whose sole purpose is to provide individual in-home or in-hospital customer training on products. Based upon medical prescriptions received by the Company, a profile of required products for each customer is maintained and customers generally are put on a program of scheduled product shipments so that they receive the necessary diabetes supplies on a regular 30, 60 or 90 day basis.

Marketing and Sales

    The Company markets its Diabetes Self Care products and services to individuals referred by health care professionals: hospitals, clinics, private physicians, diabetes educators, nurses, dieticians, home care companies, private charitable organizations. Additionally, with the tremendous growth in the managed care industry, Healthcare Management Solutions markets the Company's products to managed care organizations and to large companies that operate self-insured employee medical benefit programs. Marketing of Diabetes Self Care products is also effected by placing advertisements in consumer publications, through local print advertising and word of month. Marketing of the Healthcare Management Solutions program is effected by building upon awareness of the Diabetes Self Care program, as well as through attendance at National trade shows for the health care industry to gain additional exposure to referral sources. The Company's products and services are currently sold to customers in all 50 states through the efforts of the Company's 19-person internal sales force and 15 outside sales representatives, each with an assigned territory. Sales representatives also involve themselves in community activities related to diabetes education and in-home diabetes care.

The Company's sales representatives for Diabetes Self Care products are responsible for contacting existing customer referral sources, developing new referral sources while maintaining the existing client bases in their assigned territories, and promoting the Company's scheduled product shipment program and other services. All sales representatives complete a formal educational training program that encompasses an overview of diabetes, the industry and its operations. The sales representatives become familiar with the features and operating procedures of the products that they sell. They are educated with respect to the Company's policies and procedures of training customers and the Company's operations.

    Payment for scheduled, home delivery of products is made by the customer's assignment of health benefits from the following health care programs-- Medicare Part B, Medicaid (Medi-Cal for California residents eligible for Medicaid benefits), or third party insurance companies--or by direct payment from individual customers or health maintenance or self-insured organizations. The sales price of the Company's Diabetes Self Care products is adjusted for any contractual allowances required by Medicare Part B or Medi-Cal. Other than contractual allowances, any difference between the product purchase price and the reimbursement amount received by the Company is billed directly to the customer or that customer's secondary insurance carrier for further collection.

    The Company sells its Healthcare Management Solutions managed care program to health organizations and large self-insured companies principally through the efforts of sales representatives and the Company's senior management who work to generate long-term contracts to provide diabetes-related products to members of HMOs and employee participants in self-insured company health plans.

    Upon the referral of a potential customer to either the Diabetes Self Care or Healthcare Management Solutions program, the Company's sales representatives verify the insurance coverage or other benefits and arrange for a personal visit with the customer by a Company training representative. Normally, the customer has just been diagnosed as having diabetes and the representative provides emotional support as well as demonstrated experience that the disease can be controlled, with the intent of instilling confidence that the customer can lead a normal lifestyle. The training representative will review the physician's order in detail with the individual for the types of products to be used and the frequency of blood glucose testing to be performed. Based on this profile, the representative will make recommendations regarding procedures to be followed. The training representative provides detailed instruction on the proper use of the blood glucose testing monitor and on the proper method to administer insulin. The customer will be encouraged to participate in the Company's regularly scheduled supply maintenance program so that he or she can receive necessary supplies on a periodic basis, subject to adjustment as ongoing needs change.

    The Company also provides mail order services, without further consultation, to customers already experienced in handling the treatment of diabetes. Following the initial order, the representative will periodically contact the customer to determine further requirements.

Suppliers

    The Company purchases prescription and non-prescription drugs and medical products directly from manufacturers and wholesalers. The availability and prices of products distributed by the Company are subject to market conditions. When available, the Company takes advantage of special discounts offered by
suppliers.   The Company's largest four suppliers during Fiscal 1997 were
LifeScan, Inc., from which the Company purchased approximately $10,686,000 of inventory (56% of total purchases), Boehringer Mannheim, from which the company purchased approximately $2,884,000 of inventory (15% of total purchases), McKesson Wholesale, Inc., from which the Company purchased approximately $1,558,000 of inventory (8% of total purchases) and Barnes Wholesale, Inc., from which the Company purchased approximately $1,100,000 of inventory (6% of total purchases).

    The Company's largest four suppliers during the fiscal year ended June 30, 1996 ("Fiscal 1996") were LifeScan, Inc., from which the Company purchased approximately $11,000,000 of inventory (53% of total purchases), Boehringer Mannheim, from which the company purchased approximately $3,775,000 of inventory (18% of total purchases), McKesson Wholesale, Inc., from which the Company purchased approximately $3,505,000 of inventory (17% of total purchases) and Medisense, Inc., from which the Company purchased approximately $838,000 of inventory (4% of total purchases).

    The Company's credit terms with its principal suppliers are standard wholesale terms in the pharmaceutical industry, which is (i) a maximum of 25 days post-shipment cash payment if purchased from distributors (ii) or 30, 60 and 90 day terms with products purchased directly from manufacturers, depending upon the products purchased.

Competition

    There are numerous other companies on a local, regional and national level throughout the United States that sell products and services to individuals with diabetes. Although all of these companies deliver similar products to individuals with diabetes, there are three different primary services that differentiate the Company's products from those of other companies. These include home delivery and training with follow-up monthly maintenance deliveries, mail-order sales and managed care long-term contracts. The primary service, home delivery and training, involves an individual visit with the customer by a

Company representative. The physician's order is reviewed, and specific training on the use of the recommended products and advice on record-keeping, diet and a variety of related subjects is provided. The customer is then entered into a monthly maintenance program for supplies and is monitored on an ongoing basis. The Company also provides non-scheduled mail-order services for customers requiring individual purchases. Along with home delivery and training services and mail order services, the Company provides complete insurance reimbursement processing services so that the customer is not required to submit insurance claims and wait for reimbursements.

    National retail chain stores and pharmacies such as Price Club, K-Mart, Wal-Mart, Revco and RiteAid, regional chains such as Duane Reade, and local retailers sell many of the same diabetes supplies and equipment as those sold by the Company. Many of the national and regional companies are more well-established, larger and better financed than the Company. These companies utilize their reputations and substantial marketing resources to attract consumers with diabetes. However, retailers and pharmacies frequently have a limited selection of products, and provide little or no training or follow-up in the use of products by individuals suffering from diabetes. These retailers may not offer third-party billing services, forcing the customer to pay for products themselves and wait for subsequent reimbursement, even though the customer may have insurance that covers all or a portion of the cost of the supplied products.

    The total number of retail competitors is large, and the market for diabetes related products is fragmented because of its size and the low barriers to entry. Company management believes that the number of companies in the current market that offer either home delivery and training services, or mail-order services, along with third-party insurance reimbursement processing services, has been reduced slightly. This apparent reduction is believed to be primarily the result of mergers and acquisitions and reductions in reimbursement levels for insurance reimbursement (including Medicare and Medicaid). This latter aspect of the Company's business is characterized by higher barriers to entry due to the specialization of operations related to the processing of third-party claims and high entry level costs. No new major competitors in this aspect of the business have been identified over the past 12 months. Major current competitors in this aspect of the Company's business would include Liberty Medical and Diabetes Support Services, both located in Florida, Ideal Diabetic in southern California, and Diabetes Control Center located in Texas. Most companies that specialize in diabetes related products are local operations that are not adequately capitalized, nor do they possess the specialized staff or technology to effectively manage high volumes of third-party insurance reimbursement claims.

    Management believes that the Company's selling strategy, high customer service emphasis, sophisticated direct third-party billing knowledge, managed care program access and ability to sell its products through both mail and full service home delivery provides the Company with a competitive advantage in the marketplace.

Patents and Trademarks

    The Company possesses no patents, and does not possess federal trademark
protection for any   logos that are material to its business.  The Company
conducts its pharmacy and mail order operations under the name "Diabetes Self Care", for which it has not filed for trademark protection. The Company conducts its managed care program operation under the names "Healthcare Management Solutions" and "Universal Rx", for which it has not filed for trade mark protection.

    The Company is not a party to any agreements pursuant to which it either licenses the use of its name or any part of its operational methods to any third party, or obtains a license to use the name or operational methods of any other person.


Employees

    As of August 31 1997, the Company employed approximately 315 full-time employees. Of that number, 8 employees are in senior management, 78 are in sales and marketing, and sales support, and 229 are in reimbursement and billing services operation, general administration and corporate operations.

    None of the Company's employees' are covered by collective bargaining agreements. The Company believes its relations with employees are good.


Government Regulation

    The health care industry, including the sale of diabetes products and services, is subject to extensive public interest and governmental regulation on both federal and state levels.

    Third-Party Reimbursement Generally. Medicare Part B and Medicaid are government funded health insurance programs. While Medicare Part B provides federally-funded health insurance coverage for persons age 65 or older and for certain disabled persons, the Medicaid program is administered and funded by state governments and provides fully-paid health coverage to participants in the Aid to Families with Dependent Children program (most commonly known as "Welfare"). Medicare Part B and Medicaid provide reimbursement for certain of the services, supplies and items provided by the Company, with such coverage of the services and supplies which the Company provides being subject to extensive regulation. The levels of reimbursement paid or payments made by such programs are often lower than the levels of reimbursement paid by other third-party payers, such as traditional indemnity insurance companies.

    The following table sets forth certain information with respect to the percentage of the Company's revenues attributable to various reimbursement sources:

________________________________________________________________________________
________________________________________________________________________________



                                           Year Ended           Year Ended
                                         June 30, 1997         June 30, 1996

Private payers, including
insurance companies...........         18% of Total Sales    19% of Total Sales
Medicare Part B, Medicaid and other
governmental programs.........         71% of Total Sales    69% of Total Sales

Managed care contracts........         11% of Total Sales    12% of Total Sales

                                      100% of Total Sales   100% of Total Sales


________________________________________________________________________________
________________________________________________________________________________

    The Company accepts assignment of Medicare Part B and Medicaid claims, as well as claims with respect to other third-party payers, on behalf of its patients whenever the reimbursement coverage is adequate to ensure payment of the patient's obligations. The Company processes its customers' claims, accepts payment at prevailing and allowable rates, and assumes the risks of delay or non-payment for improperly billed services which are determined by the third-party payor as being medically unnecessary. The Company employs the administrative personnel necessary to transmit claims for product cost reimbursement directly to private health insurance carriers, and seeks payment for any non-reimbursed costs directly from patient-customers. No assurance can be given that a significant number of future requests for reimbursement will not be denied, although the company believes that its policies, procedures, and prices currently minimize this risk. See "Item 3., Legal Proceedings."

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

     The California Department of Health Services is currently following a pricing guideline which uses Average Wholesale Prices (AWP) plus 25% plus a dispensing fee. The prices attainable using these guidelines provide satisfactory profit margins from sale of products to Medi-Cal recipients. The State of California has approved medical supplies, such as diabetes supplies, as part of the reimbursable formulary for its budget year which began on July 1, 1997. The California Department of Health Services has announced it's intention to move Medi-Cal recipients toward a managed-care system in the future and has initiated this program in several counties. Management believes that it can establish programs which can be marketed to the managed-care providers when this transition is implemented, although there is no assurance that such will occur and that the Company will not be materially affected by such a change in reimbursement policy.

    Medicare Part B Program. The Company is a participating Medicare part B provider. As a Medicare provider, the Company can provide equipment and supplies to Medicare beneficiaries, and obtain reimbursement directly from the Medicare intermediaries. Medicare itself sets guidelines for the types and quantities of equipment and supplies, the costs of which are reimbursable under the Medicare program. In the event that full reimbursement is not obtained through Medicare, patient-customers are personally responsible for full payment either through secondary private insurance coverage or otherwise.

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


Insurance Coverage

    Providing health care services and products entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, including professional and product liability, in an amount deemed adequate by management. There can be no assurance, however, that claims in excess of the Company's insurance coverage will not arise. In addition, the Company's insurance policies must be renewed annually.

    The Company has a comprehensive general umbrella liability insurance policy covering all its operations. This policy has coverage limits of $10,000,000 for each occurrence, and $10,000,000 in aggregate for products liability, general liability and malpractice claims.

    The Company believes that its insurance coverage is customary in amount and consists of such other terms and conditions as are generally consistent with industry practice.


            (The remainder of this page has been intentionally left blank)

ITEM 2.  DESCRIPTION OF PROPERTIES

    The Company does not own any of the properties from which it conducts business. The following table sets forth information as to the material properties which the Company leases.


                               Expiration     Annual    Size/Square    Purchase
Location and Use                 Date         Rental    Feet           Options

6442 Coldwater Canyon #204     September 15,
North Hollywood, CA 91606      1998            $9,240        825          No
(sales office)

5946 Kester Avenue             October 31,
Van Nuys, CA  91411            1997           $26,088      3,500          No
(warehouse)

990 Highland Dr. Suite 104 A   July 1, 1998    $8,100        490          No
Solana Beach, CA 92075
(sales office)

11585 Farmington Road          September     $110,244      6,600          Yes
Livonia, MI 48150                2002
(Principal executive office and
administration)

10957 Farmington Road          November      $22,353.60    2,006          No
Livonia, MI 48150              30, 1997
(warehouse)

11955 Farmington Road          month to      $8,400        1,000          No
Livonia, MI 48150              month
(sales offices)                lease

3601 Thirlane Road             November      $208,632.12  23,762          No
Valley Court, Ste #4 & #5        2000
Roanoke, VA 24019
(operations offices and warehouse)

ITEM 3.  LEGAL PROCEEDINGS

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

    On January 6, 1997 the SBE issued a Notice of Determination of $860,004 for the period July 1, 1989 through September 30, 1993. Of this amount, penalties of $69,170 were subsequently waived. Additionally, interest has accrued on this assessment of $186,330. The Company filed for appeal of this assessment. The matter was referred to the SBE settlement department and Company management determined that it would be in the Company's best interest to arrive at a final negotiated settlement amount. On April 24, 1997, the Company agreed to a settlement of this matter for a total amount of $980,000.
 Of this amount, $50,000 had previously been paid. Of the remaining $930,000, $691,695 is associated with taxes and $238,305 is associated with accrued interest. On August 1, 1997 the members of the Board of Equalization have approved the Settlement Agreement signed by the Company on April 24, 1997. Under the terms of the settlement, the full $930,000 accepted in settlement will be payable in installments: $300,000 was paid on September 8, 1997, $63,000 was paid on September 30, 1997, and monthly installments of $63,000 to be paid on the last day of each succeeding month until the liability, plus accrued interest, is repaid through June 30, 1998.

Medicare Part B

    The Company has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. In January 1997 Medicare began to offset the

Company's claims for payment, and the interest charged to the Company's account. The balance claimed in the most recent correspondence from Medicare to be owed by the Company on March 31, 1997 was $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February and in March $62,849. Company management feels that the ultimate settlement to Medicare will not have a material impact on earnings since the Company will collect any amounts paid to Medicare out of amounts collected after rebillings to Medi-Cal.

    Patient Care Services was previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services provided by Patient Care Services and (ii) Medicare's payment to the Patient Care Services for claims which were allegedly not properly subject to Medicare reimbursement. During fiscal 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from a continuation of this investigation has been made, and that amount withheld in July 1996. The Company went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,000 of withheld reimbursements, and the results were upheld. The Company's intends to appeal the Hearing Officers decision and has retained counsel to contest the decision in proceedings before an administrative law judge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None




            (The remainder of this page has been intentionally left blank)

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

    The principal market for trading the Company's securities is the Nasdaq Small Cap Market ("Nasdaq"), although the Company's Common Stock and Class A Warrants are also traded on the Boston Stock Exchange.

PRICE RANGE OF OUTSTANDING COMMON STOCK

    On December 18, 1992, the Common Stock began trading on Nasdaq and has been quoted on Nasdaq at all times since that date.

    The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 1996 and 1997, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                  High Bid     Low Bid
                                                  --------     -------
     Fiscal year ended June 30, 1996
     -------------------------------
     First Quarter ended September 30, 1995.....   3-1/2        2-7/16
     Second Quarter ended December 31, 1995.....   2-11/16      1-5/8
     Third Quarter ended March 31, 1996.........   4            1-7/8
     Fourth Quarter ended June 30, 1996.........   3-13/16      2-1/2

     Fiscal year ended June 30, 1997
     -------------------------------
     First Quarter ended September 30, 1996.....   2-7/8        2-1/4
     Second Quarter ended December 31, 1996.....   3-1/2        2
     Third Quarter ended March 31, 1997.........   4-1/8        2-3/4
     Fourth Quarter ended June 30, 1997.........   3-3/16       2-11/16

    On September 12, 1997, the last trade price for a share of the Common Stock was $2-1/2, as reported on Nasdaq, and the Company had 89 shareholders of record.

DIVIDEND POLICY

    The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but rather intends instead to retain future earnings, if any, for reinvestment in its business. In addition, on August 30, 1996, the Company made its first borrowing under a Loan and Security Agreement, dated as of August 15, 1996 (the "Loan Agreement") with the Company's line of credit agreement with HealthPartners Funding, L.P. (the "Loan Agreement") forbids the future payment of dividends and redemption payments to holders of the Company's Common Stock without consent of HealthPartners Funding L.P. ("HealthPartners"). Such agreement does permit dividend and redemption payments to the Company's preferred stockholders, for which the Company is currently obligated. See, Item 6., "Management's Discussion and Analysis Of Financial Condition and Results Of Operations -Liquidity and Capital Resources." Any future determination to pay cash dividends will be in compliance with the Company's contractual obligations, and otherwise at the discretion of the Board of Directors and based upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

    The Company has issued and outstanding 1,580,000 shares of Preferred Stock, which Preferred Stock consists of Series A and Series B Preferred Stock. An aggregate sum of 464,000 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") are outstanding, which shares of Series A Preferred Stock are subject to: (i) a liquidation and redemption preference of $5.00 per share; (ii) mandatory redemption at the rate of 116,000 shares of Series A Preferred Stock ($580,000) per annum, redeemable in monthly portions of the full $580,000 annual amount (commencing October 31, 1995), or in a single redemption payment of $580,000 per annum, at the Company's election based upon available cash flow; (iii) the right to vote, together with the Common Stock as a single class, for the election of directors and all other matters on which stockholders of the Company are entitled to vote; and (iv) no payment of any dividend. 138,850 shares of Series A Preferred stock have been redeemed through June 30, 1997.

    An aggregate of One Million (1,000,000) shares of Series B Redeemable Preferred Stock, $.0001 par value per share (the "Series B Preferred Stock"), are outstanding, which shares of Series B Preferred Stock are subject to: (i) a liquidation preference of $1.00 per share ($1,000,000), subject and subordinated only to the Series A Preferred Stock; (ii) payment of annual cumulative dividends on September 30th of each year, commencing September 30, 1996, of $.02 per share ($20,000) for the period from April 25, 1995 through June 30, 1996, $.03 per share ($30,000) for the year ending June 30, 1997, $.04 per share ($40,000) for the year ending June 30, 1998, $.05 per share ($50,000) for the year ending June 30, 1999, $.06 per share ($60,000) for the year ending June 30, 2000, and $.12 per share ($120,000) thereafter; provided, that such annual cash dividend is payable only if the consolidated pre-tax income of the Company and its subsidiaries shall exceed $500,000 in the fiscal year ending immediately prior to the relevant September 30th payment date; (iii) being convertible at any time at the option of the holder into Common Stock of the Company at a conversion ratio of one share of Common Stock for every two (2) shares of Series B Preferred Stock so converted (a maximum of 500,000 shares of Common Stock); (iv) the right to vote, together with the Common Stock as a single class, for the election of directors and all other matters on which stockholders of the Company are entitled to vote; and (v) redemption, at the sole option of the Company at any time commencing June 30, 2000, on 30 days' prior written notice given by the Company, if the average of the closing bid price of the Common Stock, as reported on The NASDAQ SmallCap Market (or the last sale price of the Common Stock, if then traded on The NASDAQ National Market System or another national securities exchange) during the 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given shall equal or exceed $4.00 per share, with the holders having the right to convert all or any portion of their Series B Preferred Stock into Common Stock at any time after receipt of notice of redemption and prior to the date fixed for redemption.

    Messrs. Brian Bookmeier, Alan Korby and Matthew B. Gietzen own all of the Company's outstanding shares of Preferred Stock. See Part III, "Item 9., Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16 (a)" and "Item 11., Security Ownership of Certain Beneficial Owners and Management."




            (The remainder of this page has been intentionally left blank)

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

                                                     Year Ended June 30,
                                                    ---------------------
                                                       1997       1996
                                                     --------   --------
Net sales...................................           100.0%     100.0%
Cost of sales...............................            58.8       62.1
                                                     --------   --------
Gross profit................................            41.2       37.9

Selling, general & administrative...........            46.5       41.4
Restructuring costs.........................             0.0       (0.3)
Provision for State Audits..................             0.0        0.0
                                                     --------   --------
Income (loss) from operations...............            (5.3)      (3.2)

Chrgs/writeoff terminated A/R sales mgmt....             0.0        2.1
Interest expense............................             2.5        1.7
                                                     --------   --------
Loss before income tax benefit..............            (7.8)      (7.0)

Income Tax Benefit..........................             0.0        0.0




Net income (loss)...........................            (7.8)%     (7.0)%
                                                     --------   --------
                                                     --------   --------

FISCAL YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

         Revenue for the year ended June 30, 1997 ("Fiscal 1997") was $34,001,626, a decrease of $2,255,789 or 7% from the year ended June 30, 1996 ("Fiscal 1996"). Diabetes Self Care accounted for approximately $1,900,000 of the decrease. A contributing factor to the decrease is the discontinuance of sales to certain unprofitable customers, approximately $ 1,300,000 in net revenue in Fiscal 1997, but which discontinuance only reduced revenue by $50,000 in Fiscal 1996. Additionally, the Company had no net revenue associated with the Company's discontinued retail store operations in Fiscal 1997, as compared to $138,000 of such revenue in Fiscal 1996. Customer refunds increased $119,000 in Fiscal 1997, or 6%, from Fiscal 1996. Managed care business accounted for approximately $355,800 of the decrease in revenues from Fiscal 1996. A contributing factor of such revenue is the discontinuance of sales to certain unprofitable customers, approximately $170,000 in net revenue in Fiscal 1997, compared to $15,000 in Fiscal 1996. Approximately 71% of the Company's sales is reimbursed under the Federal Medicare Part B or State Medicaid programs. Presently, reimbursement rates are declining and this trend could have a negative impact on the Company's future revenue.

         Total cost of goods sold for Fiscal 1996 was over 62% of revenue, while total cost of goods sold for Fiscal 1997 was $19,981,506, or approximately 59% of revenue. This three point improvement as a percentage of revenue is in part the result of favorable product discounts from various vendors, as well as reduced sales of unprofitable products and services. Total material costs during Fiscal 1997 was $ 19,126,146, compared to $ 21,542,863 in Fiscal 1996, or a decrease of 12%. Additionally, the Company continues to realize favorable variances regarding total cost of packaging. Total packaging costs in Fiscal 1997 were $52,000 compared to $97,000 in Fiscal 1996.

         Selling, general and administrative expenses for Fiscal 1997 were $15,798,780, or 46% of revenue, as compared to $15,022,290, or 41% of revenue for Fiscal 1996. This increase as a percent of revenue is primarily due to: higher fees charged by HealthPartners of $332,046, an increase of $254,313, compared to Fiscal 1996; an increase to management consulting services to $140,628, an increase of $111,343, compared to Fiscal 1996; an increase to late fees of $110,245, an increase of $66,753, compared to Fiscal 1996; and an increase to charitable donations to $63,625, or an increase of $59,811, compared to Fiscal 1996.

         Net loss for Fiscal 1997 was $2,653,231, as compared to a net loss of $2,532,238 for Fiscal 1996. This increase is primarily due to the increase in selling, general and administrative expenses, financing fees and interest expense, and other factors identified above.

LIQUIDITY AND CAPITAL RESOURCES

    In May 1997, the Company completed a private placement of 500,000 shares of Common Stock at $2.00 per share to accredited investors. Fees associated with the private placement were $100,000.

    In June 1997, the Company converted an aggregate of $ 2,018,829 of Company indebtedness held by Messrs, H.T. Ardinger and Fred Kassner, principal stockholders of the Company, into shares of common stock. The Company had issued a $500,000 principal note, accruing interest at 10% per annum and maturing on February 21, 1998, to Mr. Ardinger. Mr. Ardinger was paid $ 71,156.54 in cash with respect to accrued interest, and the Company converted the $500,000 of unpaid principal into 250,000 shares of common stock at $2.00 a share. The Company had issued a $1,473,518 principal note to Mr. F. Kassner, accruing interest at a rate of prime plus 2% and maturing July 14, 1997. The aggregate of $1,518,829 of accrued interest and unpaid principal was converted by Mr. Kassner into common stock at $2.00 a share. The total amount of indebtedness converted to common stock by Messrs. Ardinger and Kassner was $2,018,829, and 1,009,415 shares of common stock were issued. Commission associated with the debt conversion was paid through the issuance of 50,458 shares of common stock. In June 1997, the Company also completed an additional private placement of 250,000 shares of Common Stock at $2.00 per share, paid in cash from Mr. Ardinger.

    On April 24, 1997 the Company agreed to a settlement with the State Board of Equalization for a total amount of $930,000. Under the terms of the settlement, $300,000 was paid on September 8, 1997, $63,000 was paid on September 30, 1997, and monthly installments of $63,000 to be paid on the last day of each succeeding month until the liability, plus accrued interest, is repaid through June 30, 1998.

    Shares of common stock sold in the May and June 1997 private placements and indebtedness conversion are subject to "piggyback" registration rights. The Company received cash proceeds of $1,400,000 from the sale of shares in these private placements. Commission associated with this private placement were paid by the issuance of 75,458 shares of common stock and the cash payment of $100,000.

    In February 1994, pursuant to agreements executed in December 1993, all of the shares of capital stock in Patient Care Services held by Ms. Barbara Milinko, a former principal shareholder of such company, were purchased in equal portions by Messrs. Korby, Bookmeier and Gietzen, the principal shareholders of Patient Care Services at the time of the merger Patient Care Services with the Company in April 1995 (the "Merger"), for an aggregate of $325,000 (the "Stock Note"). At the same time that Ms. Milinko sold her shares, Patient Care Services became obligated to pay her $825,000 in accrued compensation (the "Accrued Compensation"), of which $130,000 was paid at closing and the $695,000 balance became payable in 102 monthly installments of $6,813 through 2003. In June 1995, $150,000 of the Accrued compensation was prepaid to Ms. Milinko in consideration of her consent to the Merger with Patient Care Services, which consent was required under the terms of applicable agreements. As of June 30, 1997, a $195,632 balance was due to Ms. Milinko.

    Pursuant to a Stock Purchase Agreement, dated April 26, 1996, the Company acquired all of the outstanding capital stock of P.C.S. Northfield, Inc., a company engaged in the marketing and sale of products used in the treatment of diabetes. Prior to the acquisition, the Company had provided administrative services, including billing and receivables collection, to P.C.S. Northfield, Inc. The purchase price for stock acquired was a $350,000 three-year promissory note, bearing 10% annual interest, with equal monthly payments of principal and interest equal to $10,413 per month. The seller also received 32,278 shares of Company Common Stock. As of June 30, 1997, $199,855 was due on this note.

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

    Pursuant to the Loan Agreement with HealthPartners, the Company may receive revolving credit advances in an amount not to exceed the lesser of
(a) 80% of the qualified accounts receivable of the Company, or (b) $4,500,000 minus a reserve on account of certain contingent liabilities of the Company, including certain California audits and proceedings (which reserve was initially fixed at $1,500,000, subject to reduction in the event and to the extent that the subject contingencies are resolved). All loans and other obligations under the Loan Agreement are secured by a first priority lien and security interest in all accounts receivable of the Company.

    On November 4, 1996, HealthPartners amended the Loan Agreement ("Amendment No. 1") to reduce the initial reserve of $1,500,000 to $100,000 and to make available to the Company a maximum loan amount of $4,500,000. In consideration for the supplemental $1,400,000 in financing, HealthPartners was issued warrants to acquire 225,000 shares of common stock at a exercise price $2.25 per share expiring March 18, 2002.

    On March 14, 1997, HealthPartners amended the Loan Agreement (Amendment No. 2") to make available an increase in the $4,500,000 line of credit to a maximum of $7,500,000 through June 18, 1997. In consideration for the three month increase in the line of credit, the Company paid additional administrative fees to HealthPartners of $ 10,000.00.

    On June 20, 1997, HealthPartners amended the Loan Agreement (Amendment No. 3") to make available an increase in the $4,500,000 line of credit to a maximum of $6,200,000 through September 22, 1997. In consideration for the three month increase in the line of credit, the Company paid additional administrative fees to HealthPartners of $ 15,000.00.

    On September 25, 1997, HealthPartners amended the Loan Agreement (Amendment No.

4") which contained a financial covenant that the Company will achieve net income of at least $500,000 for its fiscal year ending June 30, 1997. In consideration for the wavier, the Company paid additional administrative fees to HealthPartners of $ 2,500.00. The agreement now contains a financial covenant (8.1.t), which requires that the Company's net income for its fiscal year ended June 30, 1998 be no lower than $0 (zero).

CASH FLOW

    As of June 30, 1997 Universal had working capital of $3,128,805 compared to a working capital of $296,968 at June 30, 1996. The increase in working capital during the year is primarily due to the conversion of $1,473,518 of indebtedness to common stock, gross proceeds from two private placements of common stock aggregating $1,500,000 and borrowing under the revolving credit line, which are classified as long term debt which enabled the Company to significantly reduce short term payables.

    As of June 30, 1997, Universal had $541,814 in cash, compared to cash of $91,066 at June 30, 1996. This increase in cash results from $ 4,947,461 provided by financing activities, $273,021 used by investing activities and $ 4,223,692 used by operations.

    Accounts receivable for the Company increased by only $40,818 during the fiscal year ended June 30, 1997. The principal means by which accounts receivable experience is measured is the calculation of accounts receivable days outstanding. The accounts receivable days outstanding in 1997 was 108 days, as compared to 103 days in 1996. This increase is due to lower sales levels and to slower payment cycles by certain intermediaries, resulting in less cash on hand and higher receivable levels. The Company also experienced computer capacity limitations which slowed the collection process on older receivable accounts. More efficient computer hardware and software upgrades have been installed allowing the Company to accelerate collection of these accounts with the expectation of reducing the accounts receivable aging and size.

      The Company is working to meet cash obligations and to continue its growth by (i) increasing the rate of collection on older accounts receivable,
(ii) decreasing the amount of accounts receivable, (iii) restructuring work flow to increase efficiency, (iv) controlling expenditures to reduce general operating costs, (v) expanding the loan facility with HealthPartners and (vi) exploring the possibility of additional equity offerings. There can be no assurance that any such steps will be successful.

NET OPERATING LOSSES

    The Company has net operating loss carryforwards for tax purposes totaling $8,257,000 at June 30, 1997, expiring in the years 2004 to 2012. Substantially all of these carryforwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code) which have resulted in a more than 50% change in ownership.

ITEM 7.  FINANCIAL STATEMENTS

                                                        Page
                                                       Number
                                                      --------
    Independent Auditor's Report.................     F - 2

    Consolidated Balance Sheet as of
      June 30, 1997..............................     F - 3

    Consolidated Statement of Operations for
      the years ended June 30, 1996 and 1997.....     F - 4

    Consolidated Statement of Changes in
      Stockholders' Equity for the years ended
      June 30, 1996 and 1997.....................     F - 5

    Consolidated Statement of Cash Flows for
      the years ended June 30, 1996 and 1997.....     F - 6-7

    Notes to the Consolidated Financial
      Statements.................................     F - 8-24

                             INDEPENDENT AUDITORS' REPORT

To the Shareholders and
 Board of Directors
Universal Self Care, Inc.

     We have audited the accompanying consolidated balance sheet of Universal Self Care, Inc. and Subsidiaries as of June 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Self Care, Inc. and Subsidiaries as of June 30, 1997 and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.


                                  \s\ Feldman Radin & Co., P.C.
                                  ------------------------------
                                  Feldman Radin & Co.,P.C.
                                  Certified Public Accountants
New York, New York
September 22, 1997

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1997

     ASSETS

CURRENT ASSETS:
  Cash...............................................          $   541,814
  Accounts receivable, net allowance for doubtful
    accounts of $2,261,684...........................           10,241,191
  Inventories........................................              551,692
  Prepaid expenses...................................              111,910
                                                           ---------------
    TOTAL CURRENT ASSETS.............................           11,446,607


PROPERTY AND EQUIPMENT
  net of accumulated depreciation of $618,017.........             956,446
INTANGIBLE ASSETS,
  net of accumulated amortization of $806,265 ........           5,847,321

DEPOSITS AND OTHER ASSETS.............................              48,356
                                                           ---------------
                                                               $18,298,730
                                                           ---------------
                                                           ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable......................................       $5,319,625
  Notes payable--current portion........................          208,126
  Accrued liabilities...................................        1,976,419
  State audit reserves..................................          700,000
  Payroll taxes payable.................................          113,632
                                                           ---------------
    TOTAL CURRENT LIABILITIES....                                8,317,802

LONG TERM NOTES PAYABLE, net of current portion.........           262,916

REVOLVING CREDIT LOAN...................................         4,365,410

REDEEMABLE PREFERRED STOCK, Series A....................         1,829,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, Series B Cumulative Convertible,
    $.0001 par value, 10,000,000 shares authorized,
    1,580,000 shares issued and  outstanding ............           505,000
  Common stock, $.0001 par value, 40,000,000 shares
    authorized, 9,724,579 shares issued and
    outstanding as of June 30, 1997......................               972
  Additional paid-in capital.............................        14,045,838
  Accumulated earnings/(deficit).........................       (11,028,866)
                                                            ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........         3,522,944
                                                            ---------------

                                                            ---------------
                                                                $18,298,730
                                                            ---------------
                                                            ---------------

    See notes to consolidated financial statements.

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                         YEAR ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------

REVENUES...........................................................................  $  34,001,626  $  36,257,415
COST OF GOODS SOLD.................................................................     19,981,506     22,504,611
                                                                                     -------------  -------------
  GROSS PROFIT.....................................................................     14,020,120     13,752,804
                                                                                     -------------  -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................................     15,798,780     15,022,290

RESTRUCTURING CHARGES..............................................................       --             (100,507)
                                                                                     -------------  -------------
                                                                                        15,798,780     14,921,783
                                                                                     -------------  -------------
OPERATING INCOME/( LOSS)...........................................................     (1,778,659)    (1,168,979)
OTHER EXPENSES:
  Charges and writeoffs in connection with terminated accounts receivable sales
    agreement......................................................................       --              747,707
  Interest expense, net............................................................        874,572        615,552
                                                                                     -------------  -------------
                                                                                           874,572      1,363,259
                                                                                     -------------  -------------
NET INCOME/( LOSS).................................................................  $  (2,653,231) $  (2,532,238)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
NET INCOME/(LOSS) PER SHARE........................................................  $       (0.35) $       (0.40)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION..............................      8,084,278      6,843,943
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    See notes to consolidated financial statements.

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             PREFERRED STOCK
                                                 SERIES B             COMMON STOCK       ADDITIONAL                   TOTAL
                                           --------------------  ----------------------   PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                            SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT        EQUITY
                                           ---------  ---------  ---------  -----------  ----------  ------------  ------------
Balance--June 30, 1995...................  1,000,000  $ 505,000  6,149,057   $     615   $8,607,951   $(5,420,132)  $3,693,434
    Shares issued to employees...........                          148,000          15      147,985                    148,000
    Shares issued upon exercise of Bridge
      lenders' warrants..................                          222,223          22          (22)
    Warrants issued in connection with
      private financing..................                                                   216,028                    216,028
    Debt converted as consideration for
      exercise of options................                          150,000          15      149,985                    150,000
    Exercise of Class B Warrants.........                          344,720          34      517,046                    517,080
    Shares issued for acquisition........                           32,278           3      149,997                    150,000
    Options exercised for cash...........                          100,000          10      149,990                    150,000
    Debt converted as consideration for
      exercise of options................                          667,655          67      776,415                    776,482
    Shares issued in settlement of note
      payable............................                           74,073           7       99,993                    100,000
    Dividends paid on Preferred Stock
      Series A...........................                                                               (211,485)     (211,485)
    Various expenses associated with
      stock issuances....................                                                  (162,572)                  (162,572)
    Write off of discount associated with
      warrants issued in private
      financing upon early retirement of
      debt...............................                                                   (29,000)                   (29,000)
    Net loss.............................                                                             (2,532,238)   (2,532,238)
                                           ---------  ---------  ---------       -----   ----------  ------------  ------------
Balance--June 30, 1996...................  1,000,000    505,000  7,888,006         788   10,623,796   (8,163,855)    2,965,729
    Shares issued in connection with
      private offering...................                          500,000          50      999,950                  1,000,000
    Shares issued in connection with
      private offering...................                          250,000          25      499,975                    500,000
    Debt converted as consideration for
      exercise of options................                        1,009,415         101    2,018,729                  2,018,830
    Dividends paid on Preferred Stock
      Series A...........................                                                               (211,780)     (211,780)
    Various expenses associated with
      private placement..................                                                  (100,004)                  (100,004)
    Various expenses associated with
      consulting services................                            1,700           0        3,400                      3,400
    Shares issued in connection with
      expenses associated to debt
      convertion.........................                           75,458           8           (8)
    Net loss.............................                                                             (2,653,231)   (2,653,231)
                                           ---------  ---------  ---------       -----   ----------  ------------  ------------
    Balance--June 30, 1997...............  1,000,000  $ 505,000  9,724,579   $     972   $14,045,838 ($11,028,866)  $3,522,944
                                           ---------  ---------  ---------       -----   ----------  ------------  ------------
                                           ---------  ---------  ---------       -----   ----------  ------------  ------------



                See notes to consolidated financial statements.

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED JUNE 30
                                                            ---------------------------
                                                                  1997         1996
                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/( loss)...............................         $(2,653,231)   $  (2,532,238)
                                                            -------------  --------------
  Adjustments to reconcile net income/(loss)
    to net cash from operating activities:
      Depreciation and amortization................             651,151         549,083
      Loss on disposal of fixed assets.............               --             23,632
  Changes in operating assets and liabilities:
    Increase in accounts receivables...............             (40,818)     (1,043,823)
    (Increase) decrease in inventories.............                (538)        803,778
    Decrease in prepaid expenses...................              24,126         179,498
    Decrease in deposits and other assets..........               7,848         153,464
    (Increase) in intangible assets................              (7,664)           --
    (Decrease) increase in accounts payable........          (1,367,387)      1,480,836
    (Decrease) increase in accrued
      liabilities..................................             343,508         555,452
    (Decrease) increase in payroll taxes
      payable......................................            (480,686)        594,318
    (Decrease) in state audit reserves.............            (700,000)           --
                                                            -------------  --------------
      Total adjustments............................          (1,570,461)      3,296,238
                                                            -------------  --------------

    NET CASH (USED IN) OPERATING ACTIVITIES........          (4,223,692)        764,000
                                                            -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................            (273,021)       (585,697)
  Net cash paid for acquisitions...................               --           (194,306)
                                                            -------------  --------------
    NET CASH (USED IN) INVESTING ACTIVITIES........            (273,021)       (780,003)
                                                            -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance/(Repayments) of related party loans.....             (60,000)       (100,000)
  Borrowing of revolving credit line...............           4,365,410        (884,000)
  Issuance of common stock, net of expenses........           1,403,399         652,508
  Proceeds from related party loans................                --            60,000
  Net proceeds from (repayment of) long-term debt..            (133,017)        532,375
  Dividends paid on Series A Preferred Stock.......            (211,780)       (211,485)
  Redemption of Series A Preferred Stock...........            (416,551)        (30,182)
                                                            -------------  --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES......           4,947,461          19,216
                                                            -------------  --------------
NET INCREASE (DECREASE) IN CASH....................             450,748           3,213

CASH AT BEGINNING OF PERIOD........................              91,066          87,853
                                                            -------------  --------------

CASH AT END OF PERIOD..............................          $  541,814   $      91,066
                                                            -------------  --------------
                                                            -------------  --------------

    See notes to consolidated financial statements.

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             YEAR ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest and finance charges...........................   $  623,804  $  664,082
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    During the year ended June 30, 1997, the Company paid $82,212, income tax.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

    During the year ended June 30, 1996, the Company acquired a Company for $500,000, of which securities with a total value of $150,000 and a note for $350,000 were issued.

    During the year ended June 30, 1996, the Company acquired a Company for $609,104, of which $459,104 was covered by a note payable to the Seller.

    During the year ended June 30, 1996, an individual exchanged $776,482 of indebtedness in consideration for the exercise of 450,000 Warrants and 217,655 Class B Warrants to acquire 667,655 shares of common stock .

    During the year ended June 30, 1996, a director converted notes of $150,000 as consideration for 150,000 options which were exercised.

    During the year ended June 30, 1997, an individual converted notes of $1,518,830 as consideration for 759,415 shares of common stock.

    During the year ended June 30, 1997, an individual converted notes of $500,000 as consideration for 250,000 shares of common stock.

    See notes to consolidated financial statements.

                      UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1997


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

    In January 1994, the Company acquired a group of six companies, all of which were under common control. The six companies were: Fieldcor, Inc., Eldercor of Florida, Inc., Eldercor of California, Inc., Medical Accounting Specialists, Inc., Apperson Pharmacy, Inc., and Diabetic Depot of America Inc. - collectively known as the Thriftee Group ("Thriftee"). Thriftee is primarily engaged in the sale of general retail diabetes supplies throughout the United States. Thriftee currently conducts business under the name "Diabetes Self Care".

    In April 1995, the Company merged a newly formed, wholly-owned subsidiary, USC-Michigan, Inc., with PCS Management, Inc., a Michigan Corporation ("PCS"), with USC-Michigan, Inc. as the surviving corporation. This transaction also resulted in USC-Michigan, Inc. becoming the parent of PCS's wholly-owned subsidiary, PCS, Inc.-West. PCS is primarily engaged in the sale of general retail diabetes supplies throughout the United States, and currently conducts business under name Diabetes Self Care.

    In February 1997, the Company formed a new, wholly-owned subsidiary, Healthcare Management Solutions (HMS), Inc., a Virginia Corporation. HMS focuses on providing supplies and services to the managed care industry.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

    B. Revenue Recognition - Patient services revenue is earned from commercial,

         Medicaid and Medicare Part B patient treatment charges. Revenue is recognized at the time the service is rendered or when the products are shipped. Medicare and Medicaid reimbursements ("Third-Party") are based on allowable charges. The difference between the Companies' established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against patient revenues. Final determination of reimbursement is subject to audit and retroactive adjustment by respective third party intermediaries. Settlements based on Medicare and Medicaid audits, if any, are recorded in the year they become known. For each of the years ended June 30, 1997 and 1996, approximately 95% of revenue was derived from Third-Party reimbursements programs.

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

    I. Accounting For Stock Based Compensation - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The standard permits companies to choose to follow the accounting proscribed by the standard for securities issued to employees or to continue to follow the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", coupled with certain pro forma disclosures. The Company has adopted the disclosure only aspect of this statement.

    J. Fair Value of Financial Instruments - Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Financial Instruments", which requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

    K. Impairment of Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" for its current fiscal year. Such adoption had no material effect on the Financial Statements of the Company.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

         Office equipment          $ 1,404,557
         Leasehold improvements        169,906
                                     ----------
                                     1,574,463
         Accumulated depreciation     (618,017)
                                     ----------
                                   $   956,446
                                     ----------
                                     ----------

3.  COMMITMENTS AND CONTINGENCIES

    A. 1) Lease Commitments - The Company is obligated under seven non-cancelable operating leases.

          Rent expense for the years ended June 30, 1997 and 1996 was $450,945 and $526,289, respectively. Minimum rental commitments for the remaining active leases over the next five years are as follows:

              1998                $    404,946
              1999                     362,284
              2000                     344,944
              2001                     110,224
              2002                     110,244

       2) Employment Agreements - The President of Healthcare Management Solutions, Inc., a subsidiary of the Company, entered into a two year contract on December 16, 1996, effective with the Company on January 1, 1997 under an employment agreement the term of which ends on December 31, 1999. The employment agreement calls for an annual base salary of $ 150,000. In connection with the employment agreement, the Company granted 175,000 shares of common stock at an options exercise price of $1.70 per share (fair market value on the date of grant). The right to acquire shares under these options vested December 16, 1996.

             In connection with the PCS Acquisition, the Company entered into five year employment agreements with each of the three PCS officers calling for compensation of $150,000 per year.

             In March 1996, the Company entered into a two year employment agreement with an individual given the position of National Vice President - Sales, for annual compensation of $95,000. In connection with the employment agreement, the Company granted 30,000 shares of common stock at an option exercise price of $1.50 per share (fair market value on the date of grant). Half, or 15,000 options vest in one year, or March 10, 1997, and another 15,000 vest at the end of the second year, or March 10, 1998.

    B. 1) California State Audits-The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

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

             On January 6, 1997 the SBE issued a Notice of Determination of $860,004 for the period July 1, 1989 through September 30, 1993. Of this amount, penalties of $69,170 were subsequently waived. Additionally, interest has accrued on this assessment of $186,330. The Company filed for appeal of this assessment. The matter was referred to the SBE settlement department and Company management determined that it would be in the Company's best interest to arrive at a final negotiated settlement amount. On
             April 24, 1997, the Company agreed to a settlement of this matter for a total amount of $980,000. Of this amount, $50,000 had previously been paid. Of the remaining $930,000, $691,695 is associated with taxes and $238,305 is associated with accrued interest. On August 1, 1997 the members of the Board of Equalization tentatively approved the Settlement Agreement signed by the Company on April 24, 1997. Under the terms of the settlement, the full $930,000 accepted in settlement will be payable in installments: $300,000 was paid on September 8, 1997, $63,000 was paid on September 30, 1997 and monthly installments of $63,000 to be paid on the last day of each succeeding month until the liability, plus accrued interest, is repaid through June 30, 1998

       2) Medicare Audit- The Company has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. In January 1997 Medicare began to offset the Company's claims for payment, and the interest charged to the Company's account. The balance claimed, in the most recent correspondence from Medicare to be owed by the Company on March 31, 1997 was $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February and in March $62,849. Company management feels that the ultimate settlement to Medicare will not have a material impact on earnings since the Company will collect any amounts paid to Medicare out of amounts collected after rebillings to Medi-Cal.

             Patient Care Services was previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services provided by Patient Care Services and
             (ii) Medicare's payment to the Patient Care Services for claims which were allegedly not properly subject to Medicare reimbursement. During fiscal 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from a continuation of this investigation has been made, and that amount withheld in July 1996. The Company went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,000 of withheld reimbursements, and the results were upheld. The Company's intends to appeal the Hearing Officers decision and has retained counsel to contest the decision in proceedings before an administrative law judge.


4.  NOTES PAYABLE

    Notes payable at June 30, 1997 consists of the following:

    Note payable to former employee of PCS, interest imputed at
    8%, payable in monthly installments, maturing in 2003,
    secured by the tangible and intangible assets of  PCS         $    195,632

    Due to a former owner of a subsidiary, unsecured, interest
    payable at 10%, payable monthly, maturing March 1999               199,855

    Others, with various interest rates and maturity dates              75,555
                                                                      --------

                                                                       471,042
    Less: current maturities                                          (208,126)
                                                                      --------
                                                                  $    262,916
                                                                      --------
                                                                      --------
    Principal payments through maturity are as follows:

              1997                                    $    208,126
              1998                                         153,431
              1999                                         109,485


5.  INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 1997, the Company had net deferred tax assets of $3,550,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

    The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

    Net operating loss carryforward                    $ 3,303,000
    Litigation accruals                                    280,000
    Accrued compensation                                   118,000
    Cash to accrual adjustments                           (151,000)
    Valuation allowance                                 (3,550,000)
                                                       -----------
    Net deferred tax asset recorded                    $    --
                                                       -----------
                                                       -----------

    The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:

                                                        Year Ended June 30,
                                                    ------------------------
                                                        1997          1996
                                                    -----------    ---------

    Income tax benefit computed at statutory rate   $   929,000    $ 886,000
    Effect of permanent differences                    (142,000)    (184,000)
    Effect of temporary differences                     231,000       (8,000)
    Income tax benefit not recognized                (1,018,000)    (694,000)
                                                    -----------    ---------
    Income tax benefit                              $    --        $    --
                                                    -----------    ---------
                                                    -----------    ---------

    The Company has net operating loss carryforwards for tax purposes totaling $8,257,000 at June 30, 1997 expiring in the years 2004 to 2012. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

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

    Payments through maturity are as follows:

              1998           $    580,000
              1999                580,000
              2000                580,000
              2001                398,786

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

    D. In July 1995, 222,223 warrants which were issued in connection with a private placement in January and February 1995 were exercised for $.01 per share.

    E. In December 1995, warrants to acquire 150,000 shares at $1.00 per share were exercised by a director in exchange for the forgiveness of $150,000 in debt.

    F. In April, 1996, the Company issued 32,278 shares in connection with an acquisition valued at $150,000.

    G. In April 1996, a private lender exercised 450,000 warrants at $1.00 per share and 217,655 Class B warrants at $1.50 per share in exchange for the cancellation of debt totaling $776,483.

    H. In April 1996, the Company reduced the exercise price of its Class B warrants from $4.50 per share to $1.50 per share. Subsequently, a total of 562,375 warrants were exercised (including 217,655 by a private lender for conversion of debt).

    I. In June 1996, an officer exercised options to purchase 100,000 shares at $1.50 per share.

    J. In May 1997, the Company sold 500,000 shares in the first private placement to unrelated third parties for $2.00 per share.

    K. In June 1997, the Company sold 250,000 shares in the second private placement to a principal stockholder party for $2.00 per share.

    L. In June 1997, the Company converted $2,018,830 of indebtedness held by principal stockholders for 1,009,415 of common stock for $2.00 per share.

    M. In June 1997, the Company issued 75,458 common stock for fees associated with the raising of equity and conversion of indebtedness for $2.00 per share.

9.  STOCK OPTIONS

    A. The Company's 1992 Employee Stock Option Plan (the "1992 Plan") was approved by the Company's Board of Directors and stockholders in June 1992. On July 28, 1993, 310,000 stock options, exercisable at $1.50 per share, for a period of ten years, were issued under the 1992 Plan. Options granted under the 1992 plan may include those qualified as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors, who provide necessary services to the Company are eligible to participate in the 1992 Plan. Non-employees and part-time employees may receive only non-qualified stock options. The maximum number of shares of common stock for which options may be granted under the 1992 Plan is 500,000 shares.

    B. The Company's Management Non-Qualified Stock Option Plan (the "Management Plan") was approved by the Company's Board of Directors in December 1992. On July 28, 1993, 100,000 stock options, exercisable at $1.50 per share, for a period of ten years, were issued under the Management Plan. Management and key employees, as well as outside directors and other individuals who provide necessary services to the Company, are eligible to participate in the Management Plan. Options granted under the Management Plan are nonqualified options. The maximum number of shares of Common Stock for which options may be granted under the Management Plan is 550,000. None of the options outstanding under this plan are exercisable.

    C. In February 1994, the Company issued ten year options to purchase up to 175,000 shares, at a price of $1.25 per share, to the former president of Thriftee in consideration of his waiver of certain rights to acquire equity in certain of the constituent corporations of Thriftee. These options vest as follows: 75,000 in February 1995, 50,000 in February 1996, and 50,000 in February 1997.

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

    F. During fiscal 1996, the Company issued 416,667 five year options at $1.35 per share to four officers in consideration of their forgiving salaries, totalling $500,000 for the period covering May 1996 to May 1997.

    G. In March 1996, the Company issued 30,000 options at $1.50 per share to the National Vice President-Sales in conjunction with a two year employment contract. These options vest as follows: 15,000 in March 1997, 15,000 in March 1998.

    H. In December 1996, the Company issued 175,000 options at $1.70 per share to the President of Healthcare Management Solutions, Inc. in conjunction with a two year employment contract. These options vested in December 1996.

    I. In January 1997, the Company issued 100,000 options at $1.75 per share for consulting services.

10. ACCOUNTING FOR STOCK OPTIONS

    The Company accounts for stock options issued to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized if the exercise price equals the stocks market value on the measurement date (generally the grant date). In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" for disclosure purposes.

    For disclosure purposes, the fair value of each option is measured on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended June 30, 1997 and 1996, respectively; annual dividends of $0.00 for both years; expected volatility of 86.3% for both years; risk free interest rate of 7.0% for both years, and expected life of five years for both years.

    If the Company had recognized compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3.3 million and $.35 for fiscal 1997 and $2.6 million and $.41 for fiscal 1996. The SFAS No. 123 method does not apply to grants prior to July 1, 1995, and accordingly, the resulting pro forma information may not be representative of that to be expected in future years.

    The following table summarizes the changes in options outstanding and the related price ranges:

                                                           Weighted
                                                            Average           Range of
                                           Shares       Exercise Price     Exercise Price
                                         ---------      --------------     --------------
    Outstanding at June 30, 1995            585,000        $  1.43          $1.25 - $1.50

    Granted                                 746,667           1.22           1.00 -  1.50
    Exercised                              (250,000)          1.20           1.00 -  1.50
                                          ---------        -------          -------------
    Balance June 30, 1996                 1,081,667           1.33           1.00 -  1.50

    Granted                                 275,999           1.72           1.70 -  2.25
                                          ---------        -------          -------------
    Balance June 30, 1997                 1,357,666        $  1.41          $1.00 - $2.25
                                          ---------
                                          ---------


    The following table summarizes information about stock options outstanding at June 30, 1997:


                                                  Weighted Average
     Range of Average                           Remaining Contractual
      Exercise Prices       Outstanding             Life in Years
     ----------------       -----------         ---------------------

       $1.00 - $2.25         1,357,666                   5.26
     ----------------       -----------         ---------------------
     ----------------       -----------         ---------------------

    Options exercisable and the weighted average exercise price at June 30, 1997 and 1996 were: 1,342,666 and $1.41, and 1,001,667 and $1.33, respectively.


11. PUBLIC WARRANTS

         In December, 1992, the Company sold a total of 571,900 Units to the public at $9.125 per Unit. Each of the Units sold by the Company consisted of three shares of common stock, $.0001 par value, two Class A Warrants each to purchase one share of common stock at an exercise price of $3.30 per share and one class B Warrant to purchase one share of common stock at an exercise price of $4.50 per share. The Class A Warrants are exercisable through December 1997. In April 1996, the Company reduced the price of the Class B warrants to $1.50 and 562,375 were subsequently exercised. Upon exercise, each warrant was converted to one share of the Company's common stock and one Class A Warrant. The Class B Warrants were exercisable through December 1994, but were subsequently extended through June 1996, when they expired. The Company has the right to redeem the Class A Warrants at $.05 per Warrant upon the common stock achieving certain market price targets and the tendering of a written notification to the warrant holders 20 days prior to taking such action. Additionally, in connection with the Public-offering, the Underwriters received 114,000 Class "C" warrants which entitled them to purchase Units for $4.62 per Unit which expire
    December 1997.

12. PRIVATE FINANCING

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

         During fiscal 1996, the Company repaid the April 1995 and June 1995 loans aggregating $1,250,000. In April 1996, the Company exchanged $776,482 of indebtedness in consideration for: the exercise of 450,000 Warrants at an exercise price of $1.00 per share to aquire 450,000 shares of common stock; and the exercise of 217,655 Class B Warrants at an exercise price of $1.00 per share, to acquire 217,655 shares of common stock and acquisition of 217,655 Class
    A Warrants.

         In August 1996, the Company issued this lender 100,000 five-year warrants to purchase common stock at $2.50 per share, in consideration of his waiver of certain loan covenant violations.

         In November 1996, the Company issued this lender 225,000 five-year warrants to purchase common stock at $2.25 per share, in consideration for an increase in the line of credit.

13. RELATED PARTY LOANS

         In December 1994, three individuals serving as officers and/or directors of the Company, advanced an aggregate of $200,000 to the Company, bearing interest at 12% per annum and repayable on June 30, 1995. In January 1995, the Company repaid $50,000 to one individual. Additionally, in January 1995, one of the above directors lent PCS $100,000 under a promissory note bearing interest at 11.5%, which came due in February 1995. All the above loans were refinanced as demand notes on December 1, 1995 and any defaults were waived. During fiscal year 1996, $150,000 of loans was converted as consideration for the exercise of stock options. All loans from these lenders are now paid-off.

         As of June 30, 1997, the Company had no related party loans outstanding.

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

18. ACCOUNTS RECEIVABLE FUNDING AGREEMENT

         In August, 1996, the Company entered into an accounts receivable funding agreement with Healthpartners Funding, L.P. ("Healthpartners") under which the Company is able to borrow up to $4,500,000 against its qualified accounts receivable. Qualified accounts are generally defined as those which are less than 91 days old and are due from a third-party payee source (ie. Medicare, Medicaid or commercial insurance) as opposed to those that are payable directly by patients. Of the total credit facility, $1,500,000 has been specifically allocated by the lender towards payment of the final settlement amount of the California audit and is unavailable to the Company for other purposes. The base rate applicable to outstanding principal amounts is prime + 2.2%. The term of the agreement is three years. Outstanding principal under the agreement is secured by a first priority lien against substantially all of the Company's assets.

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

         On November 4, 1996, HealthPartners amended the Loan Agreement ("Amendment No. 1") to reduce the initial reserve of $1,500,000 to $100,000 and to make available to the Company a maximum loan amount of $4,500,000. In consideration for the supplemental $1,400,000 in financing, HealthPartners was issued warrants to acquire 225,000 shares of common stock at a exercise price $2.25 per share expiring March 18, 2002.

         On March 14, 1997, HealthPartners amended the Loan Agreement (Amendment No. 2") to make available an increase in the $4,500,000 line of credit to a maximum of $7,500,000 through June 18, 1997. In consideration for the three month increase in the line of credit, the Company paid additional administrative fees to HealthPartners of $ 10,000.00.

         On June 20, 1997, HealthPartners amended the Loan Agreement (Amendment No. 3") to make available an increase in the $4,500,000 line of credit to a maximum of $6,200,000 through September 22, 1997. In consideration for the three month increase in the line of credit, the Company paid additional administrative fees to HealthPartners of $ 15,000.00.

         On September 25, 1997, HealthPartners amended the Loan Agreement (Amendment No. 4") which contained a financial covenant that the Company will achieve net income of at least $500,000 for its fiscal year ending June 30, 1997. In consideration for the wavier, the Company paid additional administrative fees to HealthPartners of $ 2,500.00. The agreement now contains a financial covenant (8.1.t), which requires that the Company's net income for its fiscal year ended June 30, 1998 be no lower than $0
    (zero).

19. FOURTH QUARTER ADJUSTMENTS - UNAUDITED

         During the fiscal year ended June 30, 1997, the Company experienced turnover of employees which left a void in the function of estimating billed amounts and price setting of the Company's inventory. Consequently, the annual pricing updates and estimates into the MestaMed software system was not completed until late fourth quarter 1997. The negative impact on the financials spiked the Company's fourth quarter more than allowable charged
    (MAC) and skewed the results. The Company's June 30, 1997 average MAC per quarter was $2,367,000, and in fourth quarter it was $3,367,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE



         None

                                       PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

OFFICERS AND DIRECTORS

The executive officers and directors of the Company as of September 12, 1997 are as follows:


    Name                       Age          Position with the Company
    ----                       ---          -------------------------
    Brian D. Bookmeier.....    39           President of Universal Self Care,
                                            Inc., Acting Chief Financial
                                            Officer and Director

    Steven Leichtner, M.D...   52           Director

    Tod J. Robinson.........   36           Vice President - National Sales for
                                            Diabetes Self Care, Inc. (formerly
                                            Thriftee Group)


    Edward T. Buchholz.......  54           President, Healthcare Management
                                            Solutions, Inc., Vice President
                                            Universal Self Care and Vice
                                            Chairman of the Board of Director

    Alan M. Korby............  40           President, Diabetes Self Care,
                                            Inc., Vice President Universal Self
                                            Care, Inc. and Director

    Matthew B. Gietzen.......  34           Vice President of Fulfillment,
                                            Secretary and Director

     James Linesch...........  43           Director

    Set forth below is a brief background of the officers, directors and key employees of the Company, based on information supplied by them.

    BRIAN D. BOOKMEIER. Mr. Bookmeier has served as President, Chief Executive Officer and a director of the Company since July 1995. From September 1989 until its Merger into the Company Mr. Bookmeier served as Executive Vice President and a Director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies. He has been a Director of the American Diabetes Association since June 1995.

    EDWARD T. BUCHHOLZ. Since May 14, 1997 Mr. Buchholz has served as Vice Chairman of the Board. Mr. Buchholz has served as a Vice President and a Director of the Company since February 8, 1994. Since December 16, 1996 Mr. Buchholz has served as President and CEO of the Company's managed care program, "Healthcare Management Solutions, Inc.". Prior to this he served as President of Diabetes Self Care, Inc. Mr. Buchholz started his health care career in 1969 with The Hartford Insurance Company and has held numerous executive positions in the industry over the past 25 years. From October 1985 to December 1989, Mr. Buchholz served as President of Shoney's Va/Md Construction Co., Inc., a commercial builder of restaurants and motels in Virginia, Maryland and Delaware. During that same period he also served as President of Eastern Commercial Real Estate Services, Inc., an insurance consulting firm and developer of commercial property.

    ALAN M. KORBY. Mr. Korby has served as a Vice President and a director of the Company since July 1995. Mr. Korby has also served as President of USC-Michigan, Inc., the Company's wholly-owned subsidiary, since July 1995 and the President of Diabetes Self Care, Inc. Since March 8, 1997. From its founding in November 1987 until its Merger into the Company, Mr. Korby served as President and a Director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies.

    MATTHEW B. GIETZEN. Mr. Gietzen has been the Secretary and a director of USC since July 1995. Mr. Gietzen has also served as Vice President of USC-Michigan, Inc., the Company's wholly-owned subsidiary, since July 1995. From January 1988 until its Merger into the Company, Mr. Gietzen served as Executive Vice President and a Director of PCS Management, Inc., a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies.

    TOD J. ROBINSON. Mr. Robinson has served with the Company since April 1996, as the National Vice President of Sales for Diabetes Self Care, Inc. From October 1989 to April 1996, Mr. Robinson held a variety of positions with Home Diagnostics, Inc. (HDI), a medical device manufacturer that specializes in diabetes testing equipment, serving as the Director of New Business Development, National Accounts Manager and finally Sales Manager. From September 1986 to October 1989, Mr. Robinson was Sales Manager and Product Manager for Friden Alcatel in its business products division.

    STEVEN LEICHTER, M.D.. Since February 1997, Dr. Leichter has served as a

Director of the Company. Dr. Leichter has been on the faculty at University of California, Davis, from 1976 to 1977, the University of Kentucky from 1977 to 1988, and Eastern Virginia Medical School from 1988 to 1995, where he was Professor of Internal Medicine. In 1995, he moved to Columbus, Georgia to join Dr. Garry August in an endocrinology practice. He is also Co-Director of the West Georgia Center for Metabolic Disorders and President of the Columbus Metabolic Foundation. Dr. Leichter has more than 60 published scientific papers and book chapters. His most recent paper was published in Diabetes Care in September, 1995. He has been a consultant to the World Health Organization and chaired the Committee that wrote the International Plan for Diabetes of the United Nations. He is currently a consultant to 5 national corporations in diabetes, and is on the editorial review for the Archives of Internal Medicine, a journal of the American Medical Association.

    JAMES LINESCH. Since February 1997, Mr. Linesch has served as a Director of the Company. Mr. Linesch is currently the President, Chief Executive Officer and Chief Financial Officer of CompuMed, a public computer company involved with computer assisted diagnosis of medical conditions, which he joined in April 1996 as Vice President and Chief Financial Officer. Mr. Linesch served as a Vice President, Chief Financial Officer and Controller of the Company from August 1991 to April 1996. From may 1988 to August 1991, Mr. Linesch served as the Chief Financial Officer of Science Dynamics Corp., a corporation involved in the development of computer software.




            (The remainder of this page has been intentionally left blank)

ITEM 10. EXECUTIVE COMPENSATION

                              SUMMARY COMPENSATION TABLE

                        Long-Term Compensation

                                      Annual Compensation        Awards              Payouts
                                  ----------------------------------------------------------

                                                      Other                                     All
Name and                                              Annual   Restricted                      Other
Principal                                             Compen-    Stock     Options/    LTIP    Compen-
Position                Year      Salary    Bonus     sation     Awards     SARs(#)  Payouts   sation
---------------------   ----      ------    -----     -------  ----------  --------  -------   -------
Brian Bookmeier......   1995      $ 38,834    0       $ 3,250     $   0     $   0     $   0     $   0
President and Chief     1996      $179,306    0       $15,000     $   0     $   0     $   0     $   0
Executive               1997      $ 51,408    0       $18,000     $   0     $   0     $   0     $   0
Officer and Director

Edward T. Buchholz...   1995      $ 94,808    0       $ 7,800     $   0     $   0     $   0     $   0
President, Healthcare   1996      $163,900    0       $13,320     $   0     $   0     $   0     $   0
Management Solution,    1997      $147,321    0       $ 6,610     $   0     $   0     $   0     $   0
Inc. and Director

Tod J. Robinson......   1995          0       0          0        $   0     $   0     $   0     $   0
V.P. of National        1996      $ 26,962    0       $1,500      $   0     $   0     $   0     $   0
Sales for Diabetes      1997      $122,879    0       $ 6,000     $   0     $   0     $   0     $   0
Self Care, Inc.

EMPLOYMENT AND CONSULTING AGREEMENTS

    Mr. Edward Buchholz entered into a three year contract on December 16, 1996, effective on January 1, 1997, employment the term of which ends on December 31, 1999. Mr. Buchholz's is the President and Chief Executive Officer of Healthcare Management Solution, Inc., a subsidiary of the Company. Mr. Buchholz's employment agreement provides him with an annual base salary of $ 150,000. In connection with his employment agreement, Mr. Buchholz was granted options to acquire 175,000 shares of common stock at an exercise price of $1.70 per share (fair market value on the date of grant), vested on the date of grant.

    In connection with consummation of the Merger, the Company entered into separate employment agreements expiring June 30, 2000 with each of Messrs. Alan Korby, Brian Bookmeier and Matthew B. Gietzen. Under the terms of such agreements, each of Messrs. Korby, Bookmeier and Gietzen serve as the Vice President, President and Chief Executive Officer, and Vice President, respectively, of the Company. Under such employment agreements, they each receive a base salary of $150,000 per annum, plus customary fringe benefits, including medical insurance and the use of an automobile paid for by the Company, the aggregate value of which fringe benefits to each such person is estimated at no more than $18,000.

    On April 25, 1996, each of Messrs. Bookmeier, Korby and Gietzen agreed to waive the payment of installments of their annual compensation from the Company during the annual period commencing May 1, 1996, in the aggregate amount of $150,000 for each such person, and Mr. Buchholz agreed to waive the payment of installments of his annual compensation from the Company during the annual period commencing May 1, 1996 in the aggregate amount of $50,000. In consideration for such waiver of compensation, each of Messrs. Bookmeier, Korby and Gietzen was granted a five-year non-qualified stock option to acquire 125,000 shares of Company Common Stock at an exercise price of $1.35 per share and Mr. Buchholz was granted a five-year non-qualified stock options to acquire 41,667 shares of Company Common Stock at an exercise price of $1.35 per share. All of the options granted to Messrs. Bookmeier, Korby, Gietzen and Buchholz vested in full on May 1, 1996. The closing sale price for a share of Common Stock on April 25, 1996, as reported by Nasdaq, was $2-5/8. On May 1, 1997, each of Messrs. Bookmeier, Korby and Gietzen again began to receive full annual compensation under their employment agreement.

    In March 1996, Mr. Tod Robinson entered into a two-year employment agreement with Diabetes Self Care, Inc., a wholly-owned subsidiary of the Company. Under such agreement, Mr. Robinson is to serve as the National Vice President-Sales for Diabetes Self Care, having responsibility for marketing and sales efforts throughout the United States for such company. Mr.
Robinson's employment base salary is $95,000 per annum. He has the opportunity to earn a Performance Bonus of up to $1,000 based upon achieving performance goals to be identified by the Company's management, as well as a Commission of $1,000 for each executed managed care contract covering more than 10,000 lives which he originates. Mr. Robinson's employment contract also provides for certain profit participation, pursuant to which he will earn .5% of the net after-tax profits of Diabetes Self Care for each fiscal year (and prorations thereof) during the term of the employment agreement. In the event that such net after-tax profits exceed $500,000 for any fiscal year, the profit participation shall be increased by $10,000. Mr Robinson may also receive additional discretionary bonuses, and customary fringe benefits. On March 10, 1996, in connection with commencing his employment, Mr. Robinson was granted options to acquire 30,000 shares of the Company's common stock at an exercise price of $1.50 per share. The closing sale price for a share of common stock on March 8, 1996 (the last business day before the date of such agreement), as reported by Nasdaq, was $2-15/16.

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

    The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to any persons named in the Summary Compensation Table to whom options were granted during the period.

                        Options/SAR Grants in Last Fiscal Year
                                  Individual Grants
-------------------------------------------------------------------------------
                   Number of      Percent of
                  Securities        Total
                  Underlying     Options/SAR    Exercise or
                 Options/SARs     Granted in     Base Price     Expiration
Name             Granted (#)     Fiscal Year      ($/Sh)         Date
(a)                  (b)             (c)            (d)            (e)
-------------------------------------------------------------------------------
Edward T.          175,000          100%           $1.70        December 9,
Buchholz                                                           2006
--------------------------------------------------------------------------------




    The following table sets forth information concerning options exercised and the number of unexercised options, and the value of such unexercised options, for any persons named in the Summary Compensation Table.

                           Aggregated Option/SAR Exercised
                            In Last fiscal Year and Fiscal
                              Year-End Option/SAR Values

-----------------------------------------------------------------------------------------------------------------------
                                                                                       Value of
                                                                Number of           Unexercised In-
                                                                Unexercised            the-Money
                        Shares Acquired     Value Realized      Options/SARs        Options/SARs at
Name                    on Exercise (#)           ($)           at FY-End(#)            FY-End($)
(a)                           (b)                 (c)               (d)                   (e)
-----------------------------------------------------------------------------------------------------------------------
                                                                Exercisable/          Exercisable/
                                                                Unexecisable          Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Brian D. Bookmeier      0                   0                    125,000/0              $187,500
-----------------------------------------------------------------------------------------------------------------------
Edward T. Buchholz      0                   0                       41,667/0             $58,334/0
                        0                   0                    125,000/50,000      $187,500/$75,000
                        0                   0                        350,000             $367,500
-----------------------------------------------------------------------------------------------------------------------
Tod J. Robinson         0                   0                   30,000/0             $18,750/$18,750
-----------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The following table identifies each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's common stock on September 12, 1997, each director of the Company and all the directors and officers of the Company as a group, and sets forth the number of shares of the Company's common stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding common stock owned by each such person and such group. In all cases, the named person has sole voting power and sole investment power of the securities, unless otherwise specified.



                                                              Percentage of
Name and Address            Number of Shares of Common         Outstanding
of Beneficial Owner         Stock Beneficially Owned(1)     Common Stock Owned
-------------------         ---------------------------     -------------------

H. T. Ardinger                         500,000                   5.1 %
9040 Governors Row
Dallas, TX  75356

Brian D. Bookmeier                     579,148                  5.8 %
37119 Muirfield
Livonia, MI  48150 (2)

Edward T. Buchholz                     601,358                  5.8 %
265 Waterside Drive
Moneta, VA   24124 (3)

Matthew B. Gietzen                     577,147                  5.8 %
23307 Mystic Street
Novi, MI  48375 (2)

Fred  Kassner                        1,951,950                 18.6 %
59 Spring Street
Ramsey, NJ 07446 (4)

Alan M. Korby                          574,148                  5.7 %
24054 Roma Ridge
Novi, MI 48375 (2)

James Linesch                          136,000                  1.0 %
3401 Walnut Avenue
Manhattan Beach, CA 90266

Robert L.Moody, Jr.                    607,560                  6.1 %
2302 Post Office Street, Suite 601
Galveston, TX 77550 (4)

Robert M. Rubin                        613,789                  6.2 %
6060 Kings Gate Circle
Delray Beach, FL 33484 (4)


All officers and directors
as a group (5 persons)
(2)(3)                               2,467,801                 22.1 %
                                     ---------                 ------

------------------
(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Includes (I) 333,334 shares of Common Stock held by Mr. Korby as well as 166,666 shares of Common Stock issuable to Mr. Korby upon conversion of his 333,333 shares of Series B Preferred Stock, (ii) 338,333 shares of Common Stock held by Mr. Bookmeier as well as 166,667 shares of Common Stock issuable to Mr. Bookmeier upon conversion of his 333,334 shares of Series B Preferred Stock and (iii) 336,334 shares of Common Stock held by Mr. Gietzen as well as 166,667 shares of Common Stock issuable to Mr. Gietzen upon conversion of his 333,333 shares of Series B Preferred Stock. Also includes options to purchase 125,000 shares of Common Stock at $1.35 per share, granted to each of Messrs. Korby, Bookmeier and Gietzen in connection with the waiver of certain cash compensation in 1996. 39,179 of the shares of Common Stock issued to each of Messrs. Korby, Bookmeier and Gietzen (117,537 shares in the aggregate), have been pledged to Barbara Milinko to secure a $325,000 note payable to Ms. Milinko by Messrs. Korby, Bookmeier and Gietzen. Does not include any shares of Series A Preferred Stock held by Messrs. Korby, Bookmeier and Geitzen.

(3) Includes shares underlying options to purchase 350,000 shares of common stock granted to Mr. Buchholz under his Employment Agreement 175,000 at $1.25 and 175,000, at $1.70 per share, options to purchase an aggregate of 175,000 shares of Company Common Stock at $1.25 per share granted in connection with the acquisition of Diabetes Self care, Inc. and options to purchase an aggregate of 41,667 shares of Company Common Stock at $1.35 per share granted in connection with the waiver of certain cash compensation in 1996.

(4) For Mr. Kassner, includes 642,535 shares of Common Stock underlying the Company's publicly-traded Class A Warrants and 100,000 shares of Common Stock underlying Warrants granted in connection with certain financial accommodations granted by Mr. Kassner related to the release of security interests in Company assets. For Mr. Moody, includes Class A warrants to purchase an aggregate of 307,560 shares of Company Common Stock. For Mr. Rubin, includes the shares underlying 100,000 warrants granted in connection with the waiver of defaults under then existing indebtedness.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As of June 30, 1994, the Company had made advances to Edward Buchholz, then President of Diabetes Self Care, Inc., in the amount of $14,929. Payments on this receivable were made in amounts equivalent to 50% of Mr. Buchholz's sales commissions. As of September 10, 1997, the balance of this loan due the Company was approximately $6,347.

    Under the terms of the Patient Care Services Merger Agreement, each of Messrs. Rubin, and Damon Testaverde, agreed to vote all of the shares of Company Common Stock to be owned by them following the Merger for so long as each of such person(s) shall continue to hold not less than 73% of the percentage of the outstanding shares of Company Common Stock issued to him upon consummation of the Merger, for the election of each of Messrs. Korby, Bookmeier and Gietzen to the Board of Directors of the Company. In addition, any additional nominees to the Company's Board of Directors must be acceptable to Messrs. Rubin and Testaverde and to a majority of Messrs. Korby, Bookmeier and Gietzen to the extent that such persons meet the share ownership criterion set forth above.

    In April 1996, Fred Kassner exchanged $ 776,482 of indebtedness in consideration for: the exercise of 450,000 Warrants at an exercise price of $1.00 per share to acquire 450,000 shares of common stock; and the exercise of 217,655 Class B Warrants at an exercise price of $1.50 per share, to acquire 217,655 shares of common stock and the acquisition of 217,655 Class A Warrants.

    See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning loans made to the Company by certain members of Company management and by principal stockholders of the Company.


            (The remainder of this page has been intentionally left blank)

ITEM 13.

(a) Exhibits

Number   Description of Exhibit

3.1(a)   Certificate of Incorporation of the Company. (1)

3.1(b)   Certificate of Renewal of Charter of the Company. (1)

3.1(c)   Certificate of Amendment of Charter of the Company. (3)

3.2      By-Laws of the Company. (3)

3.3 Certificate of Designations, Preferences and Relative, Participating, Optional or other special rights of Series A Redeemable Preferred Stock. (9)

3.4. Certificate of Designations, Preferences and Relative, Participating, Optional or other special rights of Series B Convertible Preferred Stock. (9)

4.1(a)   Specimen Certificate of the Company's Common Stock. (2)

4.1(b)   Specimen of Redeemable Common Stock Purchase Warrant. (5)

4.2 Form of Warrant Agent Agreement between the Company and American Stock Transfer Company. (2)

4.3      Form of Underwriter's Warrant Agreement. (6)

4.4 1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement. (2)

10.4 Employment Agreement, dated April 12, 1995, by and between the Company and Alan Korby. (12)

10.5 Employment Agreement, dated April 12, 1995, by and between the Company and Brian D. Bookmeier. (12)

10.6 Employment Agreement, dated April 12, 1995, by and between the Company and Matthew Gietzen. (12)

10.7 Voting Agreement, dated April 12, 1995, by and among Messrs. Rubin, Testaverde, Korby, Bookmeier and Gietzen. (12)

10.8     Management Non-Qualified Stock Option Plan. (5)

10.9 Non-Competition and Non-Disclosure Agreement, date April 12, 1995, by and among the Company, USC-Michigan, Inc. and Messrs. korby, Bookmeier and Gietzen. (12)

10.13 Agreement and Plan of Merger, dated December 4, 1992, by and among the Company, Fieldcor, Inc., Medical Accounting Specialists, Inc., Diabetic Depot of America, Inc., and Kenneth F. Payne, Jr. and Clayton
         R. Wisely. (7)

10.14 Stock Purchase Agreement, dated as of January 31, 1994, by and between the Company and Kenneth F. Payne, Jr. and Clayton R. Wisely. (7)

10.15 Letter agreement, dated January 31, 1994, between the Company and Kenneth F. Payne, Jr. and Clayton R. Wisely, restructuring certain proposed stock purchases as asset purchases. (7)

10.16 Non-Competition and Non-Disclosure Agreement, dated February 8, 1994, by and between The Thriftee Group and Edward T. Buchholz, Kenneth F. Payne, Jr. and Clayton R. Wisely. (7)

10.17 Distribution Agreement, dated February 8, 1994, by and between the Company and The Thriftee Group Wholesale Pharmacy, Inc. (7)

10.18 Supplemental indemnification agreement, dated February 8, 1994, between the Company and Kenneth F. Payne, Jr. and Clayton R. Wisely.
         (7)

10.19 Employment Agreement, dated February 8, 1994, between the Company and Edward T. Buchholz. (7)

10.20 Stock Option Agreement, dated as of February 8, 1994, by and between the Company and Edward T. Buchholz. (7)

10.25 Amended and Restated Plan and Agreement of Merger, by and between the Company, PCS Management, Inc., PCS, Inc.-West, Universal Self Care, Inc., USC-Michigan, Inc. ("USCM"), Alan Korby, Brian Bookmeier, and Matthew B. Gietzen, including all Exhibits (schedules omitted).(10)

10.26 First Amendment to the Amended and Restated Agreement and Plan of Merger.(10)

10.27 Loan Agreement, dated April 28, 1995, by and among Fred Kassner ("Lender"), the Company, USCM and PCS., Inc. - West (all Schedules omitted). (12)

10.28 Security Agreement, dated April 28, 1995, by and among Lender, the Company, USCM and PCS, Inc. - West. (12)

10.29 Credit Facility Promissory Note, dated April 28, 1995, made by the Company, USCM and PCS, Inc. - West. (12)

10.30 Warrant Agreement, dated April 28, 1995, by and between the Company and Lender. (12)

10.31 Registration Rights Agreement, dated April 28, 1995, by and between the Company and Lender. (12)

10.32 Loan Agreement, dated July 14, 1995, by and among Fred Kassner ("Lender"), the Company, USCM and PCS., Inc. - West (all Schedules omitted). (11)

10.33 Security Agreement, dated July 14, 1995, by and among Lender, the Company, USCM and PCS, Inc. - West. (11)

10.34 Credit Facility Promissory Note, dated July 14, 1995, made by the Company, USCM and PCS, Inc. - West. (11)

10.35 Warrant Agreement, dated July 14, 1995, by and between the Company and Lender. (11)

10.36 Registration Rights Agreement, dated July 14, 1995, by and between the Company and Lender. (11)

10.37 Lease Agreement, dated October 30, 1995, for the Thirlane Road, Roanoke, Virginia property, by and between Abmar Valley Court, I.P.and Diabetes Self Care. (16)

10.38 Health care Receivables Purchase Agreement, dated as of January 17, 1996, by and between the Company, the Providers and Daiwa Healthco-1, Inc. ("Daiwa"). (14)

10.39 Letter agreement dated January 17, 1996 by and among the Company, certain of the Providers and Fred Kassner. (14)

10.40 Amendment to Loan Agreement dated as of January 17, 1996 by and among the Company, the providers and Fred Kassner. (14)

10.41 Stock Pledge Agreement dated January 17, 1996 by and between the Company, USC-Michigan, Inc. (One of the Providers) and Fred Kassner.(14)

10.42 Loan and Security Agreement, dated as of August 15, 1996, by and the Company and HealthPartners Funding, L.P. (15)

10.43 Letter agreement dated August 15, 1996, addressed to HealthPartners Funding, L.P., and executed by Fred Kassner (15)

10.44 Letter agreement dated August 29, 1996 by abd between the Company and Fred Kassner, in respect of certain events of default and the issuance of certain Common Stock purchase warrants. (15)

10.45 Employment Agreement, dated March 10, 1996, by and between Diabetes Self Care, Inc. And Tod Robinson.

10.46 Promissory Note, dated February 21, 1996 in $500,000 principal amount made by the Company to H. T. Ardinger.

10.47 Letter agreement dated August 29, 1996 by abd between the Company and Fred Kassner, in respect of certain events of default and the issuance of certain Common Stock purchase warrants. (15)

10.48 Letter Agreement dated October 15, 1996, by and between the Company, its operating subsidiaries and HealthPartners Funding, L.P. (18)

10.49 Letter Agreement dated November 4, 1996, by and between the Company, its operating subsidiaries and HealthPartners Funding, L.P.(17)

10.50 Letter Agreement dated September 25, 1997, by and between the Company, its operating subsidiaries and HealthPartners Funding, L.P.

22.      Subsidiaries

---------------------
1. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed on August 3, 1992, SEC No. 33-50426.

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

8. Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed on October 13, 1994.

9. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on December 2, 1994.

10. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on April 19, 1995.

11. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 26, 1995.

12. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form SB-2, filed on July 31, 1995, SEC No. 33-95222.

13. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed on July 31, 1995, SEC File No. 33-95222.

14. Incorporated by reference, filed an Exhibit to the Company's Current Report on Form 8-K, filed on January 30, 1996.

15. Incorporated by reference, filed as an Exhibit to the Company's Report on Form 8-K, filed on September 10, 1996.

16. Incorporated by reference, filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 filed on February 20, 1996, SEC File No. 33-95222.

17. Incorporated by reference, filed as an exhibit to the Company's Report on Form 10-QSB, filed on November 14, 1996.

18. Incorporated by reference, filed as an exhibit to the Company's Report on Form 10-KSB, filed on October 15, 1996.

(b) Exhibits  LIST OF REPORTS ON FORM 8-K


         There were no reports on Form 8-K during the quarter ended June 30, 1997.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 10, 1997                UNIVERSAL SELF CARE, INC.



                                       By: /s/ Brian Bookmeier
                                          -------------------------------
                                          Brian Bookmeier, President and
                                          Chief Executive Officer

    In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

    Signatures               Title                         Date
    ----------               -----                         ----


/s/ Brian Bookmeier     President, Chief              October 10,1997
---------------------   Executive Officer, and
Brian Bookmeier         Acting Chief Financial
                        Officer and Director



/s/ Steven Leichtner    Director                      October 10,1997
---------------------
Steven Leichtner, M.D.


/s/ Alan Korby          Director                      October 10,1997
---------------------
Alan Korby


/s/ Matthew Gietzen     Director                      October 10,1997
---------------------
Matthew Gietzen


/s/ James Linesch       Director                      October 10,1997
---------------------
James Linesch


/s/ Edward Buchholz     Vice Chairman of the          October 10,1997
---------------------   Board and Director
Edward Buchholz