Form 10-Q
period 1997-09-30
UNIVERSAL SELF CARE INC
filed 1997-11-19
CIK 879465

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended September 30, 1997

                                          OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from             to
                                  ------------   -------------

                        Commission file number    1-11568
                                              ----------------


                              UNIVERSAL SELF CARE, INC.
                (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                                              95-4228470
-------------------------------                       -------------------
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

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---


    The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, as of September 30, 1997 was 9,724,579 shares.

                      UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                                        INDEX


PART I - FINANCIAL INFORMATION
                                                                       Page
                                                                       Number
                                                                       ------

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheet - September 30, 1997
         and June 30, 1997                                                3

    Consolidated Statement of Operations - For the three
         months ended September 30, 1997 and 1996                         4
    Consolidated Statement of Cash Flows - For the
         three months ended September 30, 1997 and 1996                   5

    Notes to Consolidated Financial Statements                          6 - 14

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATION                                 14 - 15


PART II - OTHER INFORMATION                                               15

    Asset Purchase Agreement                                              15

SIGNATURE                                                                 16


                                       2 of 16

                      UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                     (UNAUDITED)



                                                                             September 30,     June 30,
                                            ASSETS                               1997           1997
                                                                             -------------   -----------

CURRENT ASSETS:
  Cash                                                                       $    471,658    $   541,814
  Accounts receivable, net allowance for doubtful accounts
    of $2,347,967 and $2,261,684, respectively                                  8,552,235     10,241,191
  Inventories                                                                     461,437        551,692
  Prepaid expenses                                                                 74,200        111,910
                                                                             ------------   ------------
      TOTAL CURRENT ASSETS                                                      9,559,530     11,446,607
                                                                             ------------   ------------

PROPERTY AND EQUIPMENT
  net of accumulated depreciation of $696,399 and $618,017, respectively          964,729        956,446

INTANGIBLE ASSETS, net of
  net of accumulated amortization of $  889,999 and $806,265, respectively      5,762,663      5,847,321

DEPOSITS AND OTHER ASSETS                                                          41,706         48,356
                                                                             ------------   ------------

                                                                             $ 16,328,628   $ 18,298,730
                                                                             ============   ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $  4,416,705   $  5,319,625
  Notes payable - current portion                                                 206,528        208,126
  Accrued liabilities                                                           2,533,325      1,976,419
  State audit reserves                                                            700,000        700,000
  Payroll taxes payable                                                            75,252        113,632
                                                                             ------------   ------------
      TOTAL CURRENT LIABILITIES                                                 7,931,810      8,317,802

LONG TERM NOTES PAYABLE, net of current portion                                   207,083        262,916

REVOLVING CREDIT LOAN                                                           3,675,823      4,365,410

REDEEMABLE PREFERRED STOCK, Series A                                            1,686,324      1,829,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, Series B Cumulative Convertible, $.0001 par value,
    10,000,000 shares authorized, 1,580,000 shares issued and outstanding         505,000        505,000
  Common stock, $.0001 par value, 40,000,000 shares authorized, 9,724,579
    shares issued and outstanding as of  September 30, 1997                           972            972
  Additional paid-in capital                                                   14,045,838     14,045,838
  Accumulated earnings/(deficit)                                              (11,724,222)   (11,028,866)
                                                                             ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                                2,827,588      3,522,944
                                                                             ------------   ------------

                                                                             ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 16,328,628   $ 18,298,730
                                                                             ============   ============

                                 See notes to consolidated financial statements.

                      UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                     (UNAUDITED)

                                             Three Months Ended September 30,
                                                    1997         1996
                                             --------------------------------

REVENUES                                         $8,258,138     $9,212,566

COST OF GOODS SOLD                                4,884,197      5,363,823
                                                 ----------     ----------

GROSS PROFIT                                      3,373,941      3,848,743

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           3,875,907      3,812,673
                                                 ----------     ----------

OPERATING INCOME/( LOSS)                           (501,966)        36,070

OTHER EXPENSES:
Interest expense, net                               143,391        200,492
                                                 ----------     ----------

NET INCOME/( LOSS)                               $ (645,357)    $ (164,422)
                                                 ==========     ==========

NET INCOME/(LOSS) PER SHARE                      $    (0.07)     $   (0.02)
                                                 ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
USED IN COMPUTATION                               9,724,579      7,888,006




                   See notes to consolidated financial statements.

                      UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                     (UNAUDITED)


                                              Three Months Ended September 30,
                                              --------------------------------
                                                     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:             ----------   -----------
  Net income/( loss)                              $ (645,357)  $  (164,422)
                                                  ----------   -----------
  Adjustments to reconcile net income/(loss)
    to net cash from operating activities:
      Depreciation and amortization                  163,040       158,841

  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivables    1,688,956       (17,258)
    Decrease (Increase)  in inventories               90,255      (160,382)
    Decrease (Increase) in prepaid expenses           37,710      (117,747)
    Decrease in deposits and other assets              6,650        17,688
    (Increase) in intangible assets                   (7,664)            -
    (Decrease) increase in accounts payable         (902,921)   (1,253,834)
    Increase (Decrease) in accrued liabilities       556,906      (585,611)
    (Decrease) in payroll taxes payable              (38,380)     (532,395)
                                                  ----------   -----------
      Total adjustments                            1,594,552    (2,490,698)
                                                  ----------   -----------

    NET CASH  (USED IN) OPERATING ACTIVITIES         949,195    (2,655,120)
                                                  ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (78,999)      (38,382)
                                                  ----------   -----------
    NET CASH (USED IN) INVESTING ACTIVITIES          (78,999)      (38,382)
                                                  ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance/(Repayments) of related party loans             -       (15,000)
  Borrowing of revolving credit line                       -     3,000,000
  Repayment of revolving credit line                (689,589)     (110,191)
  Net proceeds from (repayment of) long-term debt    (57,431)     (102,370)
  Dividends paid on Series A Preferred Stock         (49,998)      (53,664)
  Redemption of Series A Preferred Stock            (143,334)      (91,336)
                                                  ----------   -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES       (940,352)    2,627,439
                                                  ----------   -----------

NET INCREASE (DECREASE) IN CASH                      (70,156)      (66,063)

CASH AT BEGINNING OF PERIOD                          541,814        91,066
                                                  ----------   -----------

CASH AT END OF PERIOD                             $  471,658   $    25,003
                                                  ==========   ===========


                   See notes to consolidated financial statements.

                              UNIVERSAL SELF CARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1997
                                     (UNAUDITED)



1.  BASIS OF PRESENTATION

     Reference is made to the annual report on form 10-KSB of Universal Self Care, Inc. (the "Company") dated October 14, 1997 for the year ended June 30, 1997.

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

3.  CONTINGENCIES

DEPARTMENT OF HEALTH SERVICES

     The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department


                                       6 of 16
of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

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

On January 6, 1997 the SBE issued a Notice of Determination of $860,004 for the period July 1, 1989 through September 30, 1993. Of this amount, penalties of $69,170 were subsequently waived. Additionally, interest has accrued on this assessment of $186,330. The Company filed for appeal of this assessment. The matter was referred to the SBE settlement department and Company management determined that it would be in the Company's best interest to arrive at a final negotiated settlement amount. On April 24, 1997, the Company agreed to a settlement of this matter for a total amount of $980,000. Of this amount, $50,000 had previously been paid. Of the remaining $930,000, $691,695 is associated with taxes and $238,305 is associated with accrued interest. On August 1, 1997 the members of the Board of Equalization tentatively approved the Settlement Agreement signed by the Company on April 24, 1997. Under the terms of the settlement, the full $930,000 accepted in settlement will be payable in installments: $300,000 was paid on September 8, 1997, and $63,000 was paid on September 30, 1997, and $63,000 was paid on October 31, 1997, and monthly installments of $63,000 to be paid on the last day of each succeeding month until the liability, plus accrued interest, is repaid through June 30, 1998.


                                       7 of 16

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

     Patient Care Services was previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services provided by Patient Care Services and (ii) Medicare's payment to Patient Care Services for claims which were allegedly not properly subject to Medicare reimbursement. During fiscal 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from a continuation of this investigation has been made, and that amount withheld in July 1996. The Company went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,000 of withheld reimbursements, and on July 28, 1997 the Company received a partially favorable Hearing Decision. The Company received a refund on October 31, 1997, for $30,314 from Medicare Part B based upon the partially favorable Hearing Decision. The Company's intends to appeal the partially unfavorable amount of $348,686 from the Hearing Officer's decision and has retained counsel to contest the decision in proceedings before an administrative law judge.

4.  REVOLVING LINE OF CREDIT

     In August, 1996, the Company entered into an accounts receivable funding agreement with Healthpartners Funding, L.P. ("Healthpartners") under which the Company is able to borrow up to $4,500,000 against its qualified accounts receivable. Qualified accounts are generally defined as those which are less than 91 days old and are due from a third-party payee source (i.e. Medicare, Medicaid or commercial insurance) as opposed to those that are payable directly by patients. Of the total credit facility, $1,500,000 has been specifically allocated by the lender towards payment of the final settlement amount of the California audit and is unavailable to the Company for other purposes. The base rate applicable to outstanding principal amounts is prime + 2.2%. The term of the agreement is three years. Outstanding


                                       8 of 16
principal under the agreement is secured by a first priority lien against substantially all of the Company's accounts receivable.

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

     On March 14, 1997, HealthPartners amended the Loan Agreement ("Amendment No. 2") to make available an increase in the $4,500,000 line of credit to a maximum of $7,500,000 through June 18, 1997. In consideration for the three month increase in the line of credit, the Company paid additional administrative fees to HealthPartners of $ 10,000.00.

     On June 20, 1997, HealthPartners amended the Loan Agreement ("Amendment No. 3") to make available an increase in the $4,500,000 line of credit to a maximum of $6,200,000 through September 22, 1997. In consideration for the three month increase in the line of credit, the Company paid additional administrative fees to HealthPartners of $ 15,000.00.

     On September 25, 1997, HealthPartners amended the Loan Agreement ("Amendment No. 4") which contained a financial covenant that the Company will achieve net income of at least $500,000 for its fiscal year ending June 30, 1997. The Loan Agreement ("Amendment No. 4") now contains a financial covenant which requires that the Company's net income for its fiscal year ended June 30, 1998 be no lower than $0 (zero). In consideration for the waiver, the Company paid additional administrative fees to HealthPartners of $ 2,500.00.

     On November 6, 1997, Gainor Medical Management, L.L.C. entered into a Security Agreement with Diabetes Self Care, Inc. and USCI Healthcare Management Solutions. The Company's inventory will secure the obligation for products purchased by Gainor on the Company's behalf.


5.  ASSET PURCHASE AGREEMENT

     On November 14, 1997, Gainor Medical Management, LLC and its wholly-owned acquisition subsidiary ("Gainor"), and the Company, its principal operating subsidiaries and its principal management stockholders entered into an Asset Purchase Agreement (the "Agreement") to sell substantially all of its assets to Gainor (the "transaction") for approximately $37,000,000; $17,000,000 in cash at closing; and approximately $20,000,000 in the form of a minimum 5-year note bearing interest, payable quarterly, at 7% through December 31, 1998 and 8% thereafter (the "Note"). Closing is subject to several conditions, including but not limited to the Company's receipt of a satisfactory "fairness" opinion with respect to the terms of the Transaction, approval of the Transaction by the Company's stockholders, and Gainor's receipt of satisfactory financing for the Transaciton. In addition to offsets for damages incurred by Gainor that are indemnifiable under the terms of the Agreement, principal of the Note is subject to reduction in the event that Gainor does not achieve certain revenue levels from operation of the acquired assets during calendar 1998 and Gainor is not able to collect at least $5,000,000 from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing. The Company anticipates consummation of the Transaction in January 1998.

     The following pro forma consolidated financial statements have been prepared to show the proposed disposition of all of Universal Self Care, Inc. and Subsidiaries' (the "Company") operating assets in a sale transaction to Gainor Medical Management, LLC ("Gainor").

    The following unaudited pro forma consolidated balance sheet presents the pro forma financial position of the Company at September 30, 1997 as if the proposed sale had occurred on such date. Included are adjustments to record the value of the consideration paid to the Company, the disposition of assets sold, and liabilities assumed the write-off of intangible assets connected with the disposed operations and the settlement of a substantial portion of the remaining liabilities.

    The unaudited pro forma consolidated statements of operations for the year ended June 30, 1997 and three months ended September 30, 1997 reflect the Company in a non-operating mode after the disposition, whereupon certain corporate general and administrative expenses will remain with the Company and the Company's income will consist of interest collected upon the note issued in the sale and on excess cash, as if the sale had occurred on July 1, 1996.

    The unaudited pro forma consolidated statements of operations do not necessarily represent actual results that would have been achieved had the sale occurred on July 1, 1996, nor may it be indicative of future operations. These unaudited pro forma consolidated financial statements should be read in conjunction with the Company's historical financial statements and notes thereto.

                                       9 of 16

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    BALANCE AT          PRO FORMA ADJUSTMENTS
                                                   SEPTEMBER 30,   ------------------------------
                                                       1997             DEBIT          CREDIT          TOTAL
                                                  ---------------  ---------------  -------------  -------------
CURRENT ASSETS:
Cash............................................  $     471,658(1) $  13,130,970(3) $   4,241,300  $   9,361,328
Accounts receivable, net allowance for doubtful
  accounts of $2,347,967........................      8,552,235                 (1)     8,552,235         --
Inventories.....................................        461,437                 (1)       461,437         --
Prepaid expenses................................         74,200                 (1)        74,200         --
                                                  ---------------                                   -------------
    TOTAL CURRENT ASSETS........................      9,559,530                                        9,361,328
                                                                                                    -------------

LONG--TERM NOTES RECEIVABLE.....................               (1)    20,000,000                      20,000,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $696,729......................        964,729                 (1)       964,729         --

INTANGIBLE ASSETS, net of accumulated
  amortization of $889,999......................      5,762,663                 (2)     5,762,663         --

DEPOSITS AND OTHER ASSETS.......................         41,706                 (1)        41,706         --
                                                  ---------------  ---------------  -------------  -------------
                                                  $  16,328,628    $  33,130,970    $  20,098,270  $  29,361,328
                                                  ---------------  ---------------  -------------  -------------
                                                  ---------------  ---------------  -------------  -------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................  $   4,416,705(1) $   4,416,705    $              $      --
  Notes payable--current portion................        206,528                                          206,528
  Accrued liabilities...........................      2,533,325(1)       795,711                       1,172,137
                                                               (3)       565,477
State audit reserves                                    700,000                                          700,000
Payroll taxes payable...........................         75,252                                           75,252
Accrued income tax payable--current portion.....                                (1)     1,500,000      1,500,000
                                                  ---------------                                  -------------
    TOTAL CURRENT LIABILITIES..................       7,931,810                                        3,653,917

LONG-TERM NOTES PAYABLE, net of current
  portion.......................................        207,083                                          207,083

REVOLVING CREDIT LOAN...........................      3,675,823(3)     3,675,823                          --

DEFERRED INCOME TAXES PAYABLE--long term
  portion.......................................                                (1)     6,000,000      6,000,000

REDEEMABLE PREFERRED STOCK, Series A............      1,686,324                                        1,686,324

STOCKHOLDERS' EQUITY
  Preferred stock, Series B Cumulative
    Convertible, $.0001 par value, 10,000,000
    shares authorized, 1,580,000 shares issued
    and outstanding.............................        505,000                                          505,000

  Common stock, $.0001 par value 40,000,000
    shares authorized, 9,724,579 shares issued and
    outstanding as of September 30, 1997........            972                                              972

  Additional paid-in capital....................     14,045,838                                       14,045,838
  Retain earnings (deficit).....................    (11,724,222)(2)    5,762,663(1)    20,749,079      3,262,194
                                                  ---------------                                  -------------

    TOTAL STOCKHOLDERS' EQUITY..................      2,827,588                                       17,814,004
                                                  ---------------  ---------------  -------------  -------------

                                                  $  16,328,628     $ 15,216,379    $  28,249,079  $  29,361,328
                                                  ---------------  ---------------  -------------  -------------
                                                  ---------------  ---------------  -------------  -------------

                 SEE NOTES TO PRO FORMA FINANCIAL STATEMENTS

                                 10 of 16

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                         THREE MONTHS ENDED        PRO FORMA ADJUSTMENTS
                                            SEPTEMBER 30,     -------------------------------
                                                1997               DEBIT             CREDIT          TOTAL
                                         -------------------  --------------     --------------   ------------
REVENUES...............................    $   8,258,138  (1)   $  8,258,138     $                $      --

COST OF GOODS SOLD.....................        4,884,197                    (1)     4,884,197            --
                                         ---------------                                          ------------

GROSS PROFIT...........................        3,373,941                                                 --

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.............................        3,875,907(3)          279,250(1)     3,875,907          279,250
                                         -------------------                                      ------------
OPERATING INCOME (LOSS)................         (501,966)                                             (279,250)
                                         -------------------                                      ------------
OTHER INCOME (EXPENSES)
  Interest (expense), net..............         (143,391)                   (1)       133,051          (10,340)
  IRS interest on deferred installment
    gain...............................          --     (4)           87,500                           (87,500)

  Interest income......................          --                         (2)       437,920          437,920
                                         -------------------                                      ------------
  TOTAL OTHER INCOME (EXPENSES)........         (143,391)                                              340,080
                                         -------------------                                      ------------

NET INCOME INCOME (LOSS) BEFORE INCOME
  TAXES................................         (645,357)                                               60,830

PROVISION FOR INCOME TAXES.............          --     (5)           24,332                            24,332
                                         -------------------  --------------     --------------   ------------

NET INCOME (LOSS)......................    $    (645,357)       $  8,649,220     $  9,331,075     $     36,498
                                         -------------------  --------------     -------------    ------------
                                         -------------------  --------------     -------------    ------------

NET INCOME (LOSS) PER SHARE............    $       (0.07)                                         $       0.00
                                         -------------------                                      ------------
                                         -------------------                                      ------------

WEIGHTED AVERAGE SHARES................        9,724,579                                             9,724,579
                                         -------------------                                      ------------
                                         -------------------                                      ------------


                  SEE NOTES TO PRO FORMA FINANCIAL STATEMENTS

                                 11 of 16

                   UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                             YEAR ENDED            PRO FORMA ADJUSTMENTS
                                              JUNE 30,        -------------------------------
                                                1997               DEBIT             CREDIT          TOTAL
                                         -------------------  --------------     --------------   ------------
REVENUES...............................    $  34,001,626(1)     $  34,001,626      $                $     --

COST OF GOODS SOLD.....................       19,981,506                     (1)      19,981,506          --
                                         -------------------
GROSS PROFIT...........................       14,020,120                                                  --
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.............................       15,798,780(3)         1,117,000(1)      15,798,780       1,117,000
                                         -------------------                                        ------------

OPERATING INCOME (LOSS)................       (1,778,660)                                             (1,117,000)
                                         -------------------                                        ------------
OTHER INCOME (EXPENSES)
  Interest (expense), net..............         (874,572)                    (1)         833,211         (41,361)
  IRS interest on deferred
    installment gain...................                 (4)           350,000                           (350,000)
  Interest income......................            --                        (2)       1,739,618       1,739,618
                                         -------------------                                        ------------
    TOTAL OTHER INCOME (EXPENSES)......         (874,572)                                              1,348,257
                                         -------------------                                        ------------
NET INCOME (LOSS) BEFORE
  INCOME TAXES.........................       (2,653,232)                                                231,257

PROVISION FOR INCOME TAXES.............            --   (5)            92,503             --              92,503
                                         -------------------    --------------     --------------   ------------

NET INCOME (LOSS)......................    $  (2,653,232)        $ 35,561,129        $ 38,353,115   $    138,754
                                         -------------------    --------------     --------------   ------------
                                         -------------------    --------------     --------------   ------------

NET INCOME (LOSS) PER SHARE............    $       (0.33)                                           $       0.02
                                         -------------------                                        ------------
                                         -------------------                                        ------------

WEIGHTED AVERAGE SHARES................        8,084,278                                               8,084,278
                                         -------------------                                        ------------
                                         -------------------                                        ------------

                  SEE NOTES TO PRO FORMA FINANCIAL STATEMENTS

                                  12 of 16

                      UNIVERSAL SELF CARE, INC. AND SUBSIDIARIES
                             NOTES TO UNAUDITED PRO FORMA
                          CONSOLIDATED FINANCIAL STATEMENTS

A. The following unaudited pro-forma adjustments are included in the accompanying unaudited pro forma consolidated balance sheet at September 30, 1997:

         (1) To record the sale of all the Company's operating assets with assumption by the buyer of certain accounts payable totaling $4,416,705 and accrued expenses of $795,711. The sale price is assumed to be $37 million, constituted as follows: $17 million cash (as decreased for the assumption of accounts payable and accrued expenses totaling $5,212,416 and increased for the book value of inventory, property and equipment and prepaid and other assets) and a $20 million note receivable payable over a minimum of 5 years, bearing interest at 7% for the first year and 8% thereafter. The estimated gain on sale is $28,249,079. The estimated tax impact to the Company is $7.5 million (after consideration of the Company's net operating loss carry forwards).

         (2) To write off all remaining goodwill and intangible assets related to the Company's operations upon the disposal.

         (3) To utilize a portion of cash receipts from the sale to pay off the revolving credit loan and amount due on the California sales tax audit settlement.

B. The following pro-forma adjustments are included in the accompanying unaudited pro forma consolidated statement of operations for the year ended June 30, 1997 and three months ended September 30, 1997, which have been prepared to reflect the sale as if it had occurred on July 1, 1996:

         (1) To eliminate the operations of the disposed business from the Company's statement of operations.

         (2) To record interest income at an annual rate of 7% on the $20 million note receivable, and 6% on the remaining cash.

         (3) To record estimated general corporation expenses of $1,117,000 on an annual basis.

         (4)  To record IRS interest on deferred installment gain.

         (5) To record provision of income tax.

                                13 of 16

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 THREE MONTH PERIOD") as COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 THREE MONTH PERIOD")

     Revenue for the 1997 Three Month Period was $8,258,138, a decrease of $954,428, or 10% from the 1996 Three Month Period. A contributing factor to the decrease is the discontinuance of sales to certain unprofitable customers, approximately $475,000 in net revenue in the 1997 Three Month Period, but which discontinuance only reduced revenue by $108,000 in the 1996 Three Month Period. Customer refunds increased $339,000 in the 1997 Three Month Period from the 1996 Three Month Period.

     Total cost of goods sold during the 1997 Three Month Period were $4,884,197, representing costs of approximately 59% of revenue for the period, while total cost of goods sold for the 1996 Three Month Period were $5,363,823 or approximately 58% of revenue. This one point unfavorable variance as a percentage of revenue is in part the result of customer refunds as mentioned above, offset by favorable product discounts from various vendors, as well as reduced sales of less profitable products and services. Additionally, the Company continues to realize favorable variances regarding total cost of packaging. Total packaging costs in the 1997 Three Month Period were $63,000 compared to $83,000 in the 1996 Three Month Period.

     Selling, general and administrative expenses during the 1997 Three Month Period increased to $3,875,907 or 47% of revenue, as compared to $3,812,673 or 41% of revenue during the 1996 Three Month Period. Contributing to this unfavorable variance is partially due to an increase in accrual for bad debt expense for the 1997 Three Month Period which is 7% of revenue, as compared to 2% in the 1996 Three Month Period, due to recent prior experience. The combined costs of payroll and fringe benefits, including sales commissions, increased by 2% during the 1997 Three Month Period over the 1996 Three Month Period. This is partially due to


                                       14 of 16
the one year waiver of income of Messrs. Bookmeier, Korby, and Gietzen which ended May 1, 1997.

     Other expenses include late fees and finance charges, which decreased by $90,133 during the 1997 Three Month Period over the 1996 Three Month Period. Interest expense also decreased by $35,173 during the 1997 Three Month Period over the 1996 Three Month Period. These decreases were primarily due to the Healthpartners Funding, L.P. ("Healthpartners") line of credit, which enabled the Company to significantly reduce short term payables in a timely manner.

     Net loss for the 1997 Three Month Period of $645,357 is primarily attributable to the increase in selling, general and administrative expenses, bad debt reserve and other factors identified above.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had working capital of $1,627,720, compared to working capital of $3,128,805 at June 30, 1997. The decrease in working capital during the 1997 Three Month Period is primarily due to a combination of the decrease in net accounts receivable of $1,688,956, repayment of the revolving credit line $689,588, the redemption of Series A payments of $143,334 and the net loss of $645,357.

     Cash provided by operations during the 1997 Three Month Period was $949,195 as compared to cash used by operations of $2,655,120 during the 1996 Three Month Period. This improvement is primarily attributable to, a net reduction in accounts receivables as mentioned above, a net decreases of inventory on hand, a net increase in accounts payable and accrued expenses as compared to the changes which occurred in the 1996 Three Month Period.

     On November 14, 1997, Gainor Medical Management, LLC and its wholly-owned acquisition subsidiary ("Gainor"), and the Company, its principal operating subsidiaries and its principal management stockholders entered into an Asset Purchase Agreement (the "Agreement") to sell substantially all of its assets to Gainor (the "transaction") for approximately $37,000,000; $17,000,000 in cash at closing; and approximately $20,000,000 in the form of a minimum 5-year note bearing interest, payable quarterly, at 7% through December 31, 1998 and 8% thereafter (the "Note"). Closing is subject to several conditions, including but not limited to the Company's receipt of a satisfactory "fairness" opinion with respect to the terms of the Transaction, approval of the Transaction by the Company's stockholders, and Gainor's receipt of satisfactory financing for the Transaciton. In addition to offsets for damages incurred by Gainor that are indemnifiable under the terms of the Agreement, principal of the Note is subject to reduction in the event that Gainor does not achieve certain revenue levels from operation of the acquired assets during calendar 1998 and Gainor is not able to collect at least $5,000,000 from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing. The Company anticipates consummation of the Transaction in January 1998.

PART II - OTHER INFORMATION

1.   ASSET PURCHASE AGREEMENT

     On November 14, 1997, Gainor Medical Management, LLC and its wholly-owned acquisition subsidiary ("Gainor"), and the Company, its principal operating subsidiaries and its principal management stockholders entered into an Asset Purchase Agreement (the "Agreement") to sell substantially all of its assets to Gainor (the "transaction") for approximately $37,000,000; $17,000,000 in cash at closing; and approximately $20,000,000 in the form of a minimum 5-year note bearing interest, payable quarterly, at 7% through December 31, 1998 and 8% thereafter (the "Note"). Closing is subject to several conditions, including but not limited to the Company's receipt of a satisfactory "fairness" opinion with respect to the terms of the Transaction, approval of the Transaction by the Company's stockholders, and Gainor's receipt of satisfactory financing for the Transaciton. In addition to offsets for damages incurred by Gainor that are indemnifiable under the terms of the Agreement, principal of the Note is subject to reduction in the event that Gainor does not achieve certain revenue levels from operation of the acquired assets during calendar 1998 and Gainor is not able to collect at least $5,000,000 from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing. The Company anticipates consummation of the Transaction in January 1998.

     5.  Exhibits and reports on form 8-K

          (a) Exhibits

          10.1 Asset Purchase Agreement, dated November 14, 1997, by and between Gainor Medical Management, LLC, the Company and certain of its subsidiaries, and certain stockholders of the Company.
          27.0    Financial data schedule


                                       15 of 16

SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                              UNIVERSAL SELF CARE, INC.




                              BY: /S/ Brian Bookmeier
                                 ------------------------
                                   BRIAN BOOKMEIER
                                   PRESIDENT



Date: November 19, 1997

                                       15 of 16