Form 10-Q
period 1997-12-31
TADEO HOLDINGS INC
filed 1998-02-12
CIK 879465

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended December 31, 1997

                                          OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____________ to_____________

                        Commission file number    1-11568
                                              ----------------
                                 TADEO HOLDINGS, INC.
                (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                           95-4228470
---------------------------------                      --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                         42705 Grand River Avenue - Suite 20
                                 Novi, Michigan 48375
                 (Address of principal executive offices) (Zip code)

          Registrant's telephone number, including area code (248) 344-9599
                                                             --------------

            (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)
                              Universal Self Care, Inc.
                                11585 Farmington Road
                               Livonia, Michigan 48150


     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No
                       -----    -----

                        TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                        INDEX


PART I - FINANCIAL INFORMATION
                                                                  PAGE
                                                                 NUMBER
                                                                 ------

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet - December 31, 1997
          and June 30, 1997                                         3

     Consolidated Statement of Operations - For the three
          and six months ended December 31, 1997 and 1996           4
     Consolidated Statement of Cash Flows - For the six
          months ended December 31, 1997 and 1996                   5

     Notes to Consolidated Financial Statements                   6 - 14

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATION                          15 - 17


PART II - OTHER INFORMATION                                      17 - 23


SIGNATURE                                                           24

                                       2 of 24

                       TADEO HOLDINGS, INC. AND SUBSIDIARIES
                       -------------------------------------
                             CONSOLIDATED BALANCE SHEET
                             --------------------------
                                    (Unaudited)
                                    -----------

                                                               December 31,     June 30,
                              ASSETS                              1997            1997
                              ------                           ------------   ------------
CURRENT ASSETS:
  Cash                                                         $    557,367   $    541,814
  Accounts receivable, net allowance for doubtful
    accounts of $2,478,099 and $2,261,684,
    respectively                                                  9,443,261     10,241,191
  Inventories                                                       966,721        551,692
  Prepaid expenses                                                   62,520        111,910
                                                               ------------   ------------
        TOTAL CURRENT ASSETS                                     11,029,869     11,446,607

PROPERTY AND EQUIPMENT
  net of accumulated depreciation of $776,368 and
    $618,017, respectively                                          900,154        956,446

INTANGIBLE ASSETS, net of
  net of accumulated amortization of $  975,579 and
    $806,265, respectively                                        5,678,007      5,847,321

DEPOSITS AND OTHER ASSETS                                            40,451         48,356
                                                               ------------   ------------

                                                               $ 17,648,481   $ 18,298,730
                                                               ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  5,015,262   $  5,319,625
  Notes payable - current portion                                   206,528        208,126
  Accrued liabilities                                             2,295,557      1,976,419
  State audit reserves                                              700,000        700,000
  Payroll taxes payable                                             981,536        113,632
                                                               ------------   ------------
        TOTAL CURRENT LIABILITIES                                 9,198,883      8,317,802

LONG TERM NOTES PAYABLE, net of current portion                     157,493        262,916

REVOLVING CREDIT LOAN                                             4,563,231      4,365,410

REDEEMABLE PREFERRED STOCK, Series A                              1,589,555      1,829,658


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, Series B Cumulative Convertible,
    $.0001 par value, 10,000,000 shares authorized,
    1,580,000 shares issued and outstanding                         505,000        505,000
  Common stock, $.0001 par value, 40,000,000 shares
    authorized, 9,724,579 shares issued and
    outstanding as of  December 31, 1997                                972            972
  Additional paid-in capital                                     14,045,838     14,045,838
  Accumulated earnings/(deficit)                                (12,412,491)   (11,028,866)
                                                               ------------   ------------
        TOTAL STOCKHOLDERS' EQUITY                                2,139,319      3,522,944
                                                               ------------   ------------

                                                               ------------   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 17,648,481   $ 18,298,730
                                                               ============   ============

                   See notes to consolidated financial statements.

                                       3 of 24

                                        TADEO HOLDINGS, INC. AND SUBSIDIARIES
                                        -------------------------------------

                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                         ------------------------------------

                                                      (Unaudited)
                                                      -----------


                                      Three Months Ended December 31,      Six Months Ended December 31,
                                      -------------------------------      -----------------------------
                                          1997             1996                1997            1996
                                      -------------     -------------      ------------   --------------

REVENUES                                $9,051,104        $9,256,398       $17,309,242      $18,468,964

COST OF GOODS SOLD                       5,000,935         5,340,614         9,885,132       10,704,437
                                        ----------        ----------       -----------      -----------

  GROSS PROFIT                           4,050,169         3,915,784         7,424,110        7,764,527

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                4,529,260         3,471,112         8,405,167        7,283,785
                                        ----------        ----------       -----------      -----------

OPERATING INCOME/( LOSS)                  (479,091)          444,672          (981,057)         480,742

OTHER EXPENSES:
  Interest expense, net                    160,947           184,723           304,338          385,215
                                        ----------        ----------       -----------      -----------

NET INCOME/( LOSS)                      $ (640,038)       $  259,949       $(1,285,395)     $    95,527
                                        ==========        ==========       ===========      ===========


NET INCOME/(LOSS) PER SHARE             $    (0.07)       $     0.02       $     (0.14)     $      0.00
                                        ==========        ==========       ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                    9,724,579         7,889,706         9,724,579        7,889,706


                   See notes to consolidated financial statements.



                                       4 of 24

                                       TADEO HOLDINGS, INC. AND SUBSIDIARIES
                                       -------------------------------------

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                        ------------------------------------

                                                    (Unaudited)
                                                    -----------


                                                       Six Months Ended December 31,
                                                      -------------------------------
                                                           1997            1996
                                                      -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/( loss)                                   $(1,285,396)      $    95,527
                                                       -----------       -----------
  Adjustments to reconcile net income/(loss)
     to net cash from operating activities:
        Depreciation and amortization                      327,665           319,528

  Changes in operating assets and liabilities:
     Decrease (Increase) in accounts receivables           797,930          (873,207)
     Decrease (Increase)  in inventories                  (415,029)          (64,950)
     Decrease (Increase) in prepaid expenses                49,390          (107,448)
     Decrease in deposits and other assets                   7,905             5,919
     (Increase) in intangible assets                        (7,664)                -
     (Decrease) increase in accounts payable              (304,363)       (2,171,176)
     Increase (Decrease) in accrued liabilities            319,138          (541,438)
     Increase (Decrease) in payroll taxes payable          867,904          (586,396)
                                                       -----------       -----------
        Total adjustments                                1,642,876        (4,019,168)
                                                       -----------       -----------

     NET CASH  (USED IN) OPERATING ACTIVITIES              357,480        (3,923,641)
                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (94,394)         (138,413)
                                                       -----------       -----------
     NET CASH (USED IN) INVESTING ACTIVITIES               (94,394)         (138,413)
                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance/(Repayments) of related party loans                   -           (60,000)
  Borrowing of revolving credit line                       197,819         4,538,538
  Repayment of revolving credit line                             -                 -
  Net proceeds from (repayment of) long-term debt         (107,021)         (130,329)
  Dividends paid on Series A Preferred Stock               (98,228)         (107,840)
  Redemption of Series A Preferred Stock                  (240,103)         (182,158)
                                                       -----------       -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES            (247,533)        4,058,211
                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH                             15,553            (3,843)

CASH AT BEGINNING OF PERIOD                                541,814            91,066
                                                       -----------       -----------

CASH AT END OF PERIOD                                  $   557,367       $    87,223
                                                       ===========       ===========


                     See notes to consolidated financial statements.


                                       5 of 24

                                 TADEO HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1997
                                     (UNAUDITED)



1.  BASIS OF PRESENTATION

     Reference is made to the annual report on form 10-KSB of Tadeo Holdings, Inc. (formerly Universal Self Care, Inc.), (the "Company") dated October 14, 1997 for the year ended June 30, 1997.

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

3.  ACQUISITION OR DISPOSITION OF ASSETS

     On January 28, 1998, the Company sold its operating assets and the stock of its two principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc.("USCI Healthcare"), to Gainor Medical Management, LLC, a privately held Georgia company. The gross purchase price was $34 million: $17,000,000 in cash, as reduced by $8,725,226 of specified liabilities of the Company, and a $17,000,000 Gainor convertible subordinated prommissory note (the"Note"), less a recorded discount of $900,000. Out of the cash received at closing, the Company satisfied an aggregate of $4,451,136 in liabilities to permit the required transfer of assets to Gainor free and clear of encumbrances. The Note bears interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter until payment in full of the principal balance no later than January 28, 2003. Prior to its maturity, the Note may be converted into equity securities of Gainor, at the election of the Company, upon the successful completion of a public offering of such equity securities by Gainor, subject to certain restrictions. The Company's stockholders approved the sale of its business at their Annual Meeting held on January 26, 1998 in Livonia, Michigan, at which time they also approved an amendment to the Company's certificate of incorporation changing its name to Tadeo Holdings, Inc.

     In addition to offsets for customary indemnifications and other matters under the Asset Purchase Agreement among the parties, dated November 14, 1997 as amended, the principal

                                       6 of 24
amount of the Note is subject to reduction in the event that (i) such principal amount does not equal at least 75% of Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note will be reduced by the difference between 75% of such revenues and $17,000,000 (the Company's applicable revenue for the fiscal year ended June 30, 1997 (substantially all of which was related to the operations of Diabetes) was approximately $33,500,000,and 75% of such revenue would equal $25,125,000, an amount which is $8,125,000 greater than the required $17,000,000 minimum Post Closing Revenue for Diabetes in calendar 1998), (ii) Gainor is not able to collect at least $6,000,000 from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note will be reduced by the difference between $6,000,000 and the amount of receivables actually collected, while at the closing of the Transaction, the Company transferred approximately $9,108,000 in accounts receivable to Gainor, or approximately $3,108,000 in excess of the $6,000,000, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. - West become customers of Gainor, in which event the Note will be reduced by $600 for each former customer of PCS, Inc. - West less than the minimum 3,334 who fail to transfer to Gainor, up to a maximum amount of $2,000,000.

     The following pro forma consolidated balance sheet has been prepared to show the disposition of all of the Company's operating assets in the Transaction.

     The following unaudited pro forma consolidated balance sheet presents the pro forma financial position of the Company at December 31, 1997 as if the sale had occurred on such date. Included are adjustments to record the value of the consideration paid to the Company, the disposition of assets sold, the write-off of intangible assets connected with the disposed operations and the settlement of a substantial portion of the operating liabilities.

      The unaudited pro forma consolidated statements of operations for the year ended June 30, 1997 and three months ended December 31, 1997 reflect the Company in a non-operating mode after the disposition, whereupon certain corporate general and administrative expenses will remain with the Company and the Company's income will consist of interest collected upon the note issued in the sale as if the sale had occurred on July 1, 1996.

     The unaudited pro forma consolidated statements of operations do not necessarily represent actual results that would have been achieved had the sale occurred on July 1, 1996, nor may it be indicative of future operations. These unaudited pro forma consolidated financial statements should be read in conjunction with the Company's historical financial statements and notes thereto.



            (The remainder of this page has been intentionally left blank)


                                       7 of 24



                                                TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                           UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

                                                               ASSETS

                                                      Balance at                   Pro Forma Adjustments
                                                                         -----------------------------------------
                                                     December 31,
                                                    ---------------      -----------------       -----------------
                                                         1997                  DEBIT                  CREDIT              Total
                                                    ---------------      -----------------       -----------------  ---------------


CURRENT ASSETS:
Cash                                              $        557,367 (1)   $     9,081,236 (3)      $    4,563,231   $      5,075,371
Accounts receivable, net allowance for doubtful
   accounts of $2,478,099                                9,443,261                       (1)           9,443,261

Inventories                                                966,721                       (1)             966,721
Prepaid expenses                                            62,520                       (1)              62,520
                                                    ---------------                                                 ----------------
   TOTAL CURRENT ASSETS                                 11,029,868                                                        5,075,371
                                                                                                                    ----------------

LONG--TERM NOTES RECEIVABLE, net of
   discount of $900,000                                            (1)        16,100,000                                 16,100,000

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $776,368                                900,154                       (1)             900,154
INTANGIBLE ASSETS, net of accumulated
   amortization of $975,579                              5,678,007                       (2)           5,678,007

DEPOSITS AND OTHER ASSETS                                   40,451                       (1)              40,451
                                                    ---------------                                                -----------------

                                                  $     17,648,480       $    25,181,236          $   21,654,345   $     21,175,371
                                                    ===============      ================        ================  =================

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                      5,015,262 (1)   $      5,015,262         $
   Notes payable- current portion                          206,528                                                          206,528
   Accrued liabilities                                   2,295,557 (1)         2,216,606                                     78,951
   State audit reserves                                    700,000                                                          700,000
   Payroll taxes payable                                   981,536 (1)           981,536                                          0
                                                    ---------------                                                 ----------------
      TOTAL CURRENT LIABILITIES                          9,198,883                                                          985,479

LONG-TERM NOTES PAYABLE, net of current portion            157,493                                                          157,493

REVOLVING CREDIT LOAN                                    4,563,231 (3)         4,563,231

DEFERRED INCOME TAXES PAYABLE--long term                                                 (1)           2,000,000          2,000,000

REDEEMABLE PREFERRED STOCK, Series A                     1,589,555                                                        1,589,555


STOCKHOLDERS' EQUITY

   Preferred stock, Series B Cumulative
    Convertible, $.0001 par value,
      10,000,000 shares
      authorized, 1,580,000 shares issued                  505,000                                                          505,000
      and outstanding

   Common stock, $.0001 par value 40,000,000
      shares authorized, 9,724,579 shares
      issued and outstanding as of
      December 31, 1997                                        972                                                              972

   Additional paid-in capital                           14,045,838                                                       14,045,838
   Accumulated earning (deficit)                       (12,412,491)(2)         5,678,007     (1)      19,981,531          1,891,033
                                                    ---------------                                                 ----------------
   TOTAL STOCKHOLDERS' EQUITY                            2,139,320                                                       16,442,844
                                                    ---------------                                                 ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     17,648,482       $    18,454,642          $   21,981,531         21,175,371
                                                    ===============      ================        ================   ================




                   See notes to pro forma financial statements


                                       8 of 24



                                                  TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                      UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS






                                           Six Months Ended                   Pro Forma Adjustments
                                                                   --------------------------------------------
                                             December 31,
                                          -------------------      -------------------      -------------------
                                                 1997                    DEBIT                    CREDIT               Total
                                          -------------------      -------------------      -------------------  ------------------

REVENUES                                   $      17,309,242   (1)   $     17,309,242        $                    $

COST OF GOODS SOLD                                 9,885,132                            (1)          9,885,132
                                           ------------------                                                    ------------------

GROSS PROFIT                                       7,424,110

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       8,405,167   (3)            558,500   (1)          8,405,167             558,500
                                           ------------------                                                    ------------------

OPERATING INCOME (LOSS)                             (981,057)                                                             (558,500)
                                           ------------------

OTHER INCOME (EXPENSES)

    Interest (expense), net                         (304,338)                           (1)            293,998             (10,340)
    IRS interest on deferred
      installment gain                                         (4)            167,000                                     (167,000)
    Interest income                                                                     (2)            706,000             706,000
                                           ------------------                                                    ------------------
    TOTAL OTHER INCOME (EXPENSES)                   (304,338)                                                              528,660
                                           ------------------                                                    ------------------


NET INCOME (LOSS) BEFORE
     INCOME TAXES                                 (1,285,395)                                                              (29,840)
                                           ------------------      -------------------      -------------------  ------------------

NET INCOME (LOSS)                          $      (1,285,395)              18,067,074               19,290,297    $        (29,840)
                                           ==================      ===================      ===================  ==================

NET LOSS PER SHARE                         $           (0.13)                                                     $          (0.00)
                                           ==================                                                    ==================

WEIGHTED AVERAGE SHARES                            9,724,579                                                             9,724,579
                                           ==================                                                    ==================








                     See notes to pro forma financial statements

                                       9 of 24


                                                  TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                        UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS



                                           Year ended                      Pro Forma Adjustments
                                                                --------------------------------------------
                                            June 30,
                                       -------------------      -------------------      -------------------
                                             1,997                    DEBIT                    CREDIT               Total
                                       -------------------      -------------------      -------------------  ------------------

REVENUES                                $      34,001,626   (1)    $    34,001,626         $                   $              0

COST OF GOODS SOLD                             19,981,506                            (1)         19,981,506                   0
                                        ------------------                                                     -----------------

GROSS PROFIT                                   14,020,120                                                                     0

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                    15,798,780   (3)          1,117,000   (1)         15,798,780           1,117,000
                                        ------------------                                                     -----------------

OPERATING INCOME (LOSS)                        (1,778,660)                                                           (1,117,000)
                                        ------------------

OTHER INCOME (EXPENSES)

    Interest (expense), net                      (874,572)                           (1)            833,211             (41,361)
    IRS interest on deferred
      installment gain                                      (4)            334,000                                     (334,000)
    Interest income                                     0                            (2)          1,412,000           1,412,000
                                        ------------------                                                    ------------------
    TOTAL OTHER INCOME (EXPENSES)                (874,572)                                                            1,036,639
                                        ------------------                                                    ------------------


NET INCOME (LOSS) BEFORE
    INCOME TAXES                               (2,653,232)                                                              (80,361)
                                        ------------------         ----------------        -----------------  ------------------


NET INCOME (LOSS)                       $      (2,653,232)         $    35,561,129         $     38,025,497    $        (81,361)
                                        ==================         ================        =================   =================

NET LOSS PER SHARE                      $           (0.33)                                                     $          (0.01)
                                        ==================                                                     =================

WEIGHTED AVERAGE SHARES                         8,084,278                                                             8,084,278
                                        ==================                                                     =================








                      See notes to pro forma financial statements


                                       10 of 24

                        TADEO HOLDINGS, INC. AND SUBSIDIARIES
                             NOTES TO UNAUDITED PRO FORMA
                          CONSOLIDATED FINANCIAL STATEMENTS

A. The following unaudited pro-forma adjustments are included in the accompanying unaudited pro forma consolidated balance sheet at December 31, 1997:

     (1) To record the sale of all the Company's operating assets with assumption by the buyer of certain accounts payable totaling $5,015,262 and accrued expenses of $3,198,142. The sale price is assumed to be $34 million, constituted as follows: $17 million cash (as decreased for the assumption of accounts payable and accrued expenses totaling $8,213,404) and a $17 million note receivable payable over a minimum of 5 years, bearing interest at 7% for the first year and 8% thereafter. The Company has recorded a discount of $900,000 on the note. The estimated gain on sale is $21,981,531. The estimated tax impact to the Company is $5.1 million (after consideration of the Company's net operating loss carry forwards). In addition, the Company will be subject to an annual IRS interest charge on the deferred income tax which is estimated to be $334,000 for the first year.

     (2) To write off all remaining goodwill and intangible assets related to the Company's operations upon the disposal.

     (3) To utilize a portion of cash receipts from the sale to pay off the revolving credit loan.

B. The following following pro-forma adjustments are included in the accompanying unaudited pro-forma consolidated statements of operatons for the year endedJune 30, 1997 and the six months ended December 31, 1997, which have been prepared to reflect the sale as if it had occurred on July 1, 1996:

     (1) To elimiate the operations of the disposed business from the Company's statement of operations.

     (2) To record interest income at an annual rate of 7% on the $17 million note receivable, and 6% on the remaining cash.

     (3) To record estimated general corporation expenses of $1,117,000 on an annual basis.

     (4)  To record estimated IRS interest on deferred installment gain.

                                       11 of 24

4. CONTINGENCIES

DEPARTMENT OF HEALTH SERVICES

     The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to its customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Diabetes and USCI Healthcare, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

     Based upon the above contingency, the Company has provided a reserve, in the event that a defense of its position does not prevail, of $700,000. Management believes that a total estimated settlement amount of $700,000, or 54% of the maximum amount demanded, is reasonable under the circumstances with respect to this matter. Unless the California two-tier pricing controversy is either settled or the related claims made by the State of California otherwise released prior to the maturity date of the Note delivered to the Company in partial consideration for the sale of the Company's operating subsidiaries pursuant to the terms of the Transaction (see Note 3 above), then the principal of the Note payable to the Company may be reduced by the amount then alleged to be owed to the State of California with respect to such controversy.

                                       12 of 24

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

     On January 6, 1997 the SBE issued a Notice of Determination of $860,004 for the period July 1, 1989 through September 30, 1993. Of this amount, penalties of $69,170 were subsequently waived. Additionally, interest has accrued on this assessment of $186,330. The Company filed for appeal of this assessment. The matter was referred to the SBE settlement department and Company management determined that it would be in the Company's best interest to arrive at a final negotiated settlement amount. On April 24, 1997, the Company agreed to a settlement of this matter for a total amount of $980,000. Of this amount, $50,000 had previously been paid. Of the remaining $930,000, $691,695 is associated with taxes and $238,305 is associated with accrued interest. On August 1, 1997 the members of the Board of Equalization tentatively approved the Settlement Agreement signed by the Company on April 24, 1997. On January 28, 1998 the remaining balance of $ 392,230 was paid in full with the consummation of the sale of the Company's operating subsidiaries as part of the Transaction. See Note 3 above.

MEDICARE PART B

     The Company has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. As of January 28, 1998, Medicare offset a total of $ 630,918 of the Company's claims for payment. In the most recent correspondence from Medicare on this subject, it was claimed that on March 31, 1997 the Company owed Medicare a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February 1997 and $62,849 in March 1997. Company management feels that the ultimate settelment to Medicare will not have a material impact on earnings since the Comapny believes Medi-Cal will pay the amount Medicare retracted.

                                       13 of 24

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

5.  REVOLVING LINE OF CREDIT

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

     On January 28, 1998, the Company retired the HealthPartners Loan Agreement in the amount of $ 4,451,135 upon the closing of the sale of the Company's operating subsidiaries. See Note 3 above.


6.  PAYROLL TAXES

     The third and fourth quarter calender year payroll taxes of $981,536 have been paid in full as of January 26, 1998 by the Company.







            (The remainder of this page has been intentionally left blank)

                                       14 of 24

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

     On January 28, 1998, the Company sold its operating assets to Gainor Medical Management, LLC.

THE THREE MONTHS ENDED DECEMBER 31, 1997 (THE "1997 THREE MONTH PERIOD") as COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996 (THE "1996 THREE MONTH PERIOD")

     Revenue for the 1997 Three Month Period was $9,051,104, a decrease of $205,294, or 2% from the 1996 Three Month Period. A contributing factor to the decrease is the discontinuance of sales to certain unprofitable customers, approximately $175,000 in net revenue in the 1997 Three Month Period, but which discontinuance only reduced revenue by $ 50,000 in the 1996 Three Month Period. Customer refunds increased $33,000 in the 1997 Three Month Period from the 1996 Three Month Period.

     Total cost of goods sold during the 1997 Three Month Period were $5,000,935, representing costs of approximately 55% of revenue for the period, while total cost of goods sold for the 1996 Three Month Period were $5,340,614 or approximately 58% of revenue. This three point favorable variance as a percentage of revenue is in part the result of favorable product discounts from various vendors, as well as reduced sales of less profitable products and services. Additionally, the Company realized favorable variances regarding purchase discounts. Total purchase discounts in the 1997 Three Month Period were $37,000 compared to $29,000 in the 1996 Three Month Period.

     Selling, general and administrative expenses during the 1997 Three Month Period increased to $4,529,260 or 50% of revenue, as compared to $3,471,112 or 37% of revenue during the 1996 Three Month Period. Contributing to this unfavorable variance is partially due to an increase in accrual for bad debt expense for the 1997 Three Month Period which is 6% of

                                       15 of 24
revenue, as compared to 2% in the 1996 Three Month Period, due to recent prior experience. The combined costs of payroll and fringe benefits, including sales commissions, increased by 6% during the 1997 Three Month Period over the 1996 Three Month Period. This is partially due to the one year waiver of income of Messrs. Bookmeier, Korby, and Gietzen which ended May 1, 1997.

     Other expenses include late fees and finance charges, which decreased by $68,798 during the 1997 Three Month Period over the 1996 Three Month Period. Interest expense also decreased by $23,776 during the 1997 Three Month Period over the 1996 Three Month Period. These decreases were primarily due to the Healthpartners Funding, L.P. ("Healthpartners") line of credit, which enabled the Company to significantly reduce short term payables in a timely manner.

     Net loss for the 1997 Three Month Period of $640,038 is primarily attributable to the increase in selling, general and administrative expenses, bad debt reserve and other factors identified above.

THE SIX MONTHS ENDED DECEMBER 31, 1997 (THE "1997 SIX MONTH PERIOD") as COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996 (THE "1996 SIX MONTH PERIOD")

     Revenue for the 1997 Six Month Period was $17,309,242, a decrease of $1,159,722, or six percent from the 1996 Six Month Period. A contributing factor to the decrease is the discontinuance of sales to certain unprofitable customers, approximately $975,000 in net revenue in the 1997 Three Month Period, but which discontinuance only reduced revenue by $350,000 in the 1996 Three Month Period . Customer refunds in the 1997 Six Month Period were $349,973, an increase of $313,273 from the 1996 Six Month Period.

     Total cost of goods sold during the 1997 Six Month Period were $9,885,132, representing costs of approximately 57% of revenue for the period, while total cost of goods sold for the 1996 Six Month Period were $10,704,437 or approximately 58% of revenue. This one point improvement is in part the result of a volume discount from various suppliers. Additionally, improved pricing agreements with several vendors has contributed to the improved margin on sales and a reduction in the Company's shipping and packaging costs by utilizing a new vendor for the distribution of our products .

     Selling, general and administrative expenses during the 1997 Six Month Period increased to $8,405,167 or 49% of revenue, as compared to $7,283,785 or 39% of revenue during the 1996 Six Month Period. Accrual for bad debt expense for the 1997 Six Month Period is 6% of revenue, as compared to the 1996 Six Month Period which was approximately 2% of revenue. The combined costs of payroll and fringe benefits, including sales commissions, increased by 4% during the 1997 Six Month Period over the 1996 Six Month Period.

     Other expenses include late fees and finance charges, which increased by $559,349 during the 1997 Six Month Period over the 1996 Six Month Period. These increases were primarily due to fees charged by Gainor Medical for purchasing product.

                                       16 of 24

     Net loss for the 1997 Six Month Period of $1,285,395 is primarily attributable to the losses from operations, in the amount of $981,057, which were insufficient to support debt service costs in the total amount of $304,338.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had working capital of $1,830,986, compared to working capital of $3,128,805 at June 30, 1997. The decrease in working capital during the 1997 Six Month Period is primarily due to a combination of the decrease in net accounts receivable of $797,930, repayment of long term debt $107,021, the redemption of Series A payments of $240,103, increases in payroll taxes of $867,904 and the net loss of $1,285,395.

     Cash provided by operations during the 1997 Six Month Period was $357,480 as compared to cash used by operations of $3,923,641 during the 1996 Six Month Period. This improvement is primarily attributable to a net reduction in accounts receivable as mentioned above, a net decrease of inventory on hand, a net decrease in accounts payable and a net increase in accrued expenses as compared to the changes which occurred in the 1996 Six Month Period.

     On January 28, 1998 the Company sold its operating subsidiaries to Gainor Medical Management, LLC. For information concerning the impact on the Company's liquidity and capital resources, see Part II, item 5 "Other Information" below.

PART II - OTHER INFORMATION

5.  Other Information

     On January 28, 1998, the Company sold its operating assets and the stock of its two principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc., to Gainor Medical Management, LLC, a privately held Georgia company. The gross purchase price was $34 million: $17,000,000 in cash, as reduced by $8,725,226 of specified liabilities of the Company, and a $17,000,000 Gainor convertible subordinated prommissory note (the"Note"), less a recorded discount of $900,000. Out of the cash received at closing, the Company satisfied an aggregate of $4,451,136 in liabilities to permit the required transfer of assets to Gainor free and clear of encumbrances. The Note bears interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter until payment in full of the principal balance no later than January 28, 2003. Prior to its maturity, the Note may be converted into equity securities of Gainor, at the election of the Company, upon the successful completion of a public offering of such equity securities by Gainor, subject to certain restrictions. The Company's stockholders approved the sale of its business at their Annual Meeting held on January 26, 1998 in Livonia, Michigan, at which time they also approved an amendment to the Company's certificate of incorporation changing its name to Tadeo Holdings, Inc.

     In addition to offsets for customary indemnifications under the Asset Purchase Agreement among the parties, dated November 14, 1997, as amended, the principal amount of the Note is subject to reduction in the event that (i) such principal amount does not equal at least 75% of

                                       17 of 24

Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note will be reduced by the difference between 75% of such revenues and $17,000,000 (the Company's applicable revenue for the fiscal year ended June 30, 1997 (substantially all of which was related to the operations of Diabetes) was approximately $33,500,000,and 75% of such revenue would equal $25,125,000, an amount which is $8,125,000 greater than the required $17,000,000 minimum Post Closing Revenue for Diabetes in calendar 1998),
(ii) Gainor is not able to collect at least $6,000,000 from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note will be reduced by the difference between $6,000,000 and the amount of receivables actually collected, while at the closing of the Transaction, the Company transferred approximately $9,108,000 in accounts receivable to Gainor, or approximately $3,108,000 in excess of the $6,000,000, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. - West become customers of Gainor, in which event the Note will be reduced by $600 for each former customer of PCS, Inc. - West less than the minimum 3,334 who fails to transfer to Gainor, up to a maximum amount of $2,000,000.

     The following pro forma consolidated balance sheet has been prepared to show the disposition of all of the Company's operating assets in the Transaction.

     The following unaudited pro forma consolidated balance sheet presents the pro forma financial position of the Company at December 31, 1997 as if the sale had occurred on such date. Included are adjustments to record the value of the consideration paid to the Company, the disposition of assets sold, the write-off of intangible assets connected with the disposed operations and the settlement of a substantial portion of the operating liabilities.

      The unaudited pro forma consolidated statements of operations for the year ended June 30, 1997 and three months ended December 31, 1997 reflect the Company in a non-operating mode after the disposition, whereupon certain corporate general and administrative expenses will remain with the Company and the Company's income will consist of interest collected upon the note issued in the sale as if the sale had occurred on July 1, 1996.

     The unaudited pro forma consolidated statements of operations do not necessarily represent actual results that would have been achieved had the sale occurred on July 1, 1996, nor may it be indicative of future operations. These unaudited pro forma consolidated financial statements should be read in conjunction with the Company's historical financial statements and notes thereto.

                                       18 of 24



                                                TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                           UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

                                                               ASSETS

                                                      Balance at                   Pro Forma Adjustments
                                                                         -----------------------------------------
                                                     December 31,
                                                    ---------------      -----------------       -----------------
                                                         1997                  DEBIT                  CREDIT              Total
                                                    ---------------      -----------------       -----------------  ---------------


CURRENT ASSETS:
Cash                                              $        557,367 (1)   $     9,081,236 (3)      $    4,563,231   $      5,075,371
Accounts receivable, net allowance for doubtful
   accounts of $2,478,099                                9,443,261                       (1)           9,443,261

Inventories                                                966,721                       (1)             966,721
Prepaid expenses                                            62,520                       (1)              62,520
                                                    ---------------                                                 ----------------
   TOTAL CURRENT ASSETS                                 11,029,868                                                        5,075,371
                                                                                                                    ----------------

LONG--TERM NOTES RECEIVABLE, net of
   discount of $900,000                                            (1)        16,100,000                                 16,100,000

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $776,368                                900,154                       (1)             900,154
INTANGIBLE ASSETS, net of accumulated
   amortization of $975,579                              5,678,007                       (2)           5,678,007

DEPOSITS AND OTHER ASSETS                                   40,451                       (1)              40,451
                                                    ---------------                                                -----------------

                                                  $     17,648,480       $    25,181,236          $   21,654,345   $     21,175,371
                                                    ===============      ================        ================  =================

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                      5,015,262 (1)   $      5,015,262         $
   Notes payable- current portion                          206,528                                                          206,528
   Accrued liabilities                                   2,295,557 (1)         2,216,606                                     78,951
   State audit reserves                                    700,000                                                          700,000
   Payroll taxes payable                                   981,536 (1)           981,536                                          0
                                                    ---------------                                                 ----------------
      TOTAL CURRENT LIABILITIES                          9,198,883                                                          985,479

LONG-TERM NOTES PAYABLE, net of current portion            157,493                                                          157,493

REVOLVING CREDIT LOAN                                    4,563,231 (3)         4,563,231

DEFERRED INCOME TAXES PAYABLE--long term                                                 (1)           2,000,000          2,000,000

REDEEMABLE PREFERRED STOCK, Series A                     1,589,555                                                        1,589,555


STOCKHOLDERS' EQUITY

   Preferred stock, Series B Cumulative
    Convertible, $.0001 par value,
      10,000,000 shares
      authorized, 1,580,000 shares issued                  505,000                                                          505,000
      and outstanding

   Common stock, $.0001 par value 40,000,000
      shares authorized, 9,724,579 shares
      issued and outstanding as of
      December 31, 1997                                        972                                                              972

   Additional paid-in capital                           14,045,838                                                       14,045,838
   Accumulated earning (deficit)                       (12,412,491)(2)         5,678,007     (1)      19,981,531          1,891,033
                                                    ---------------                                                 ----------------
   TOTAL STOCKHOLDERS' EQUITY                            2,139,320                                                       16,442,844
                                                    ---------------                                                 ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     17,648,482       $    18,454,642          $   21,981,531         21,175,371
                                                    ===============      ================        ================   ================



                   See notes to pro forma financial statements


                                    19 of 24



                                                  TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                      UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS






                                           Six Months Ended                   Pro Forma Adjustments
                                                                   --------------------------------------------
                                             December 31,
                                          -------------------      -------------------      -------------------
                                                 1997                    DEBIT                    CREDIT               Total
                                          -------------------      -------------------      -------------------  ------------------

REVENUES                                   $      17,309,242   (1)   $     17,309,242        $                    $

COST OF GOODS SOLD                                 9,885,132                            (1)          9,885,132
                                           ------------------                                                    ------------------

GROSS PROFIT                                       7,424,110

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       8,405,167   (3)            558,500   (1)          8,405,167             558,500
                                           ------------------                                                    ------------------

OPERATING INCOME (LOSS)                             (981,057)                                                             (558,500)
                                           ------------------

OTHER INCOME (EXPENSES)

    Interest (expense), net                         (304,338)                           (1)            293,998             (10,340)
    IRS interest on deferred
      installment gain                                         (4)            167,000                                     (167,000)
    Interest income                                                                     (2)            706,000             706,000
                                           ------------------                                                    ------------------
    TOTAL OTHER INCOME (EXPENSES)                   (304,338)                                                              528,660
                                           ------------------                                                    ------------------


NET INCOME (LOSS) BEFORE
     INCOME TAXES                                 (1,285,395)                                                              (29,840)
                                           ------------------      -------------------      -------------------  ------------------

NET INCOME (LOSS)                          $      (1,285,395)              18,067,074               19,290,297    $        (29,840)
                                           ==================      ===================      ===================  ==================

NET LOSS PER SHARE                         $           (0.13)                                                     $          (0.00)
                                           ==================                                                    ==================

WEIGHTED AVERAGE SHARES                            9,724,579                                                             9,724,579
                                           ==================                                                    ==================










                   See notes to pro forma financial statements


                                    20 of 24


                                                  TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                        UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS



                                           Year ended                      Pro Forma Adjustments
                                                                --------------------------------------------
                                            June 30,
                                       -------------------      -------------------      -------------------
                                             1,997                    DEBIT                    CREDIT               Total
                                       -------------------      -------------------      -------------------  ------------------

REVENUES                                $      34,001,626   (1)    $    34,001,626         $                   $              0

COST OF GOODS SOLD                             19,981,506                            (1)         19,981,506                   0
                                        ------------------                                                     -----------------

GROSS PROFIT                                   14,020,120                                                                     0

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                    15,798,780   (3)          1,117,000   (1)         15,798,780           1,117,000
                                        ------------------                                                     -----------------

OPERATING INCOME (LOSS)                        (1,778,660)                                                           (1,117,000)
                                        ------------------

OTHER INCOME (EXPENSES)

    Interest (expense), net                      (874,572)                           (1)            833,211             (41,361)
    IRS interest on deferred
      installment gain                                      (4)            334,000                                     (334,000)
    Interest income                                     0                            (2)          1,412,000           1,412,000
                                        ------------------                                                    ------------------
    TOTAL OTHER INCOME (EXPENSES)                (874,572)                                                            1,036,639
                                        ------------------                                                    ------------------


NET INCOME (LOSS) BEFORE
    INCOME TAXES                               (2,653,232)                                                              (80,361)
                                        ------------------         ----------------        -----------------  ------------------

NET INCOME (LOSS)                       $      (2,653,232)         $    35,561,129         $     38,025,497    $        (80,361)
                                        ==================         ================        =================   =================

NET LOSS PER SHARE                      $           (0.33)                                                     $          (0.01)
                                        ==================                                                     =================

WEIGHTED AVERAGE SHARES                         8,084,278                                                             8,084,278
                                        ==================                                                     =================








                   See notes to pro forma financial statements


                                    21 of 24

                        TADEO HOLDINGS, INC. AND SUBSIDIARIES
                             NOTES TO UNAUDITED PRO FORMA
                          CONSOLIDATED FINANCIAL STATEMENTS

A.   The following unaudited pro-forma adjustments are included in the
     accompanying   unaudited pro forma consolidated balance sheet at December
     31, 1997:

     (1) To record the sale of all the Company's operating assets with assumption by the buyer of certain accounts payable totaling $5,015,262 and accrued expenses of $3,198,142. The sale price is assumed to be $34 million, constituted as follows: $17 million cash (as decreased for the assumption of accounts payable and accrued expenses totaling $8,213,404) and a $17 million note receivable payable over a minimum of 5 years, bearing interest at 7% for the first year and 8% thereafter. The Company has recorded a discount of $900,000 on the note. The estimated gain on sale is $21,981,531. The estimated tax impact to the Company is $6.2 million (after consideration of the Company's net operating loss carry forwards). In addition, the Company will be subject to an annual IRS interest charge on the deferred income tax which is estimated to be $334,000 for the first year.

     (2) To write off all remaining goodwill and intangible assets related to the Company's operations upon the disposal.

     (3) To utilize a portion of cash receipts from the sale to pay off the revolving credit loan.

B. The following following pro-forma adjustments are included in the accompanying unaudited pro-forma consolidated statements of operatons for the year endedJune 30, 1997 and the six months ended December 31, 1997, which have been prepared to reflect the sale as if it had occurred on July 1, 1996:

     (1) To elimiate the operations of the disposed business from the Company's statement of operations.

     (2) To record interest income at an annual rate of 7% on the $17 million note receivable, and 6% on the remaining cash.

     (3) To record estimated general corporation expenses of $1,117,000 on an annual basis.

     (4)  To record estimated IRS interest on deferred installment gain.

                                       22 of 24

6.  Exhibits and reports on form 8-K

          (a) Exhibits
          10.1 Closing Agreement dated January 28, 1998.
          10.2 Termination Agreement of Edward T. Buchholz dated January 28,
               1998.
          10.3 Termination Agreement of Tod Robinson dated January 28, 1998.
          27.0 Financial data schedule.

          (b) Reports on form 8-K

               During the quarter ended December 31, 1997, the Company made the following filings on Form 8-K/A: (i) Report on Form 8-K filed on December 18, 1997, with respect to Item 5, "Other Information"; and
          (ii) Report on Form 8-K filed on December 31, 1997, with respect to
          Item 5, "Other Information", and the pro forma financials required to be filed thereunder.









            (The remainder of this page has been intentionally left blank)


                                       23 of 24

                                      SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                                   TADEO HOLDINGS, INC.





                              BY:  /s/ Brian Bookmeier
                                   ------------------------
                                   BRIAN BOOKMEIER
                                   PRESIDENT


Date: February 12, 1998



                                       24 of 24