Form 10-Q
period 1998-03-31
TADEO HOLDINGS INC
filed 1998-05-20
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________ to_____________

                         Commission file number 1-11568
                                               ---------

                               TADEO HOLDING, INC.
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

        The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of May 19, 1998 was 9,724,579.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                                  PAGE
                                                                                 NUMBER

        ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheet - March 31, 1998
             and June 30, 1997                                                       3

        Consolidated Statement of Operations - For the three
             and nine months ended March 31, 1998 and 1997                           4

        Consolidated Statement of Cash Flows - For the
             nine months ended March 31, 1998 and 1997                               5

        Notes to Consolidated Financial Statements                                 6 - 8

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION                                         8 - 9
        ----------------------------------


PART II - OTHER INFORMATION                                                          10


SIGNATURE                                                                            11

                                     2 of 11

                                         TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEET

                                                       (Unaudited)

                                                         ASSETS

                                                                                                March 31,         June 30,
                                                                                                  1998              1997
                                                                                           ----------------  ---------------
CURRENT ASSETS:
     Cash                                                                                  $      2,819,981  $       541,814
     Accounts receivable - net of allowance for doubtful accounts
         of $0 and 2,463,871, respectively                                                                -       10,241,191
     Interest receivable                                                                            202,000                -
     Inventories                                                                                          -          551,692
     Prepaid expenses                                                                                     -          111,910
                                                                                             ---------------   --------------
         TOTAL CURRENT ASSETS                                                                     3,021,981       11,446,607

LONG-TERM NOTES RECEIVABLE                                                                       16,100,000                -
PROPERTY AND EQUIPMENT
     net of accumulated depreciation of $7,612 and $618,017, respectively                            11,314          956,446
INTANGIBLE ASSETS

     net of accumulated amortization of $0 and $806,265, respectively                                     -        5,847,321
DEPOSITS AND OTHER ASSETS                                                                             9,834           48,356
                                                                                             ---------------   --------------

                                                                                           $     19,143,129  $    18,298,730
                                                                                             ===============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                                      $              -  $     5,319,625
     Notes payable - current portion                                                                 85,760          208,126
     Accrued liabilities                                                                                  -        1,976,419
     State audit reserves                                                                           700,000          700,000
     Accrued income tax payable- current portion                                                    475,000                -
     Payroll taxes payable                                                                                -          113,632
                                                                                             ---------------   --------------
         TOTAL CURRENT LIABILITIES                                                                1,260,760        8,317,802

LONG-TERM NOTES PAYABLE , net of current portion                                                     32,686          262,916
REVOLVING CREDIT LOAN                                                                                     -        4,365,410
DEFERRED INCOME TAX PAYABLE- long term                                                            2,000,000                -
REDEEMABLE PREFERRED STOCK, Series A                                                              1,322,080        1,829,658
COMMITMENTS AND CONTINGENCIES                                                                             -                -

STOCKHOLDERS' EQUITY:

     Preferred Stock, Series B Cumulative Convertible, $.0001 par value,

         10,000,000 shares authorized, 1,580,000 shares issued and outstanding                      505,000          505,000
     Common stock, $ .0001 par value, 40,000,000 shares authorized, 9,724,579 shares
         issued and outstanding as of March 31, 1998                                                    972              972
     Additional paid-in capital                                                                  14,045,838       14,045,838
     Accumulated earnings/(deficit)                                                                 (24,207)     (11,028,866)
                                                                                             ---------------   --------------
         TOTAL STOCKHOLDERS' EQUITY                                                              14,527,603        3,522,944
                                                                                             ---------------   --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     19,143,129  $    18,298,730
                                                                                             ===============   ==============


                 See notes to consolidated financial statements

                                     3 of 11


                                            TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENT OF OPERATIONS

                                                           (Unaudited)

                                                               Three Months Ended March 31,      Nine Months Ended March 31,

                                                             -------------------------------------------------------------------
                                                                 1998             1997              1998              1997
                                                             -------------   --------------    ---------------   ---------------

REVENUES                                                   $            -   $            -    $             -   $             -

COST OF GOODS SOLD                                                      -                -                  -                 -
                                                             -------------   --------------    ---------------   ---------------
     GROSS PROFIT                                                       -                -                  -                 -

SELLING, GENERAL AND

     ADMINISTRATIVE EXPENSES                                      637,077          279,457          1,195,991           838,371
                                                             -------------   --------------    ---------------   ---------------

LOSS FROM OPERATIONS                                             (637,077)        (279,457)        (1,195,991)         (838,371)

INTEREST INCOME                                                   226,645                -            226,645                 -
                                                             -------------   --------------    ---------------   ---------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                     (410,432)        (279,457)          (969,346)         (838,371)

DISCONTINUED OPERATIONS, including gain on disposal of

     $15,241,967 and net of applicable taxes of $2,475,000     12,894,732          (23,692)        12,168,251           630,749
                                                             -------------   --------------    ---------------   ---------------

NET INCOME/LOSS                                            $   12,484,300   $     (303,149)   $    11,198,905   $      (207,622)
                                                             =============   ==============    ===============   ===============

PER SHARE:

     Continuing                                            $        (0.05   $        (0.06)   $         (0.12   $         (0.13)
     Discontinued                                                    1.33             -                  1.25              0.08
                                                             =============   ==============    ===============   ===============
NET INCOME/(LOSS) PER SHARE                                $         1.28   $        (0.06)   $          1.13   $         (0.05)
                                                             =============   ==============    ===============   ===============

WEIGHTED AVERAGE NUMBER OF SHARES

     USED IN COMPUTATION                                        9,724,579        7,889,706          9,724,579         7,889,706

                 See notes to consolidated financial statements.

                                     4 of 11

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                                                  Nine Months Ended March 31,
                                                                                                -------------------------------
                                                                                                     1998             1997
                                                                                                -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income/(loss)                                                                        $    11,198,905   $     (207,622)
                                                                                                --------------    -------------
     Adjustments to reconcile net income/(loss) to net cash from operating activities:
            Depreciation and amortization                                                             220,069          479,239
            Gain on sale of operations                                                            (14,853,655)             -

     Changes in operating assets and liabilities:
         Increase in interest receivable                                                              202,000              -
         Increase in accrued income taxes payable                                                   2,475,000              -
         Changes in operating assets and liabilities of discontinued operations                       894,742       (4,980,427)
                                                                                                --------------    -------------
            Total adjustments                                                                     (11,061,844)      (4,501,188)
                                                                                                --------------    -------------

         NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                             137,061       (4,708,810)
                                                                                                --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash proceeds from sale of operations                                                          8,065,336              -
     Capital expenditures                                                                            (504,401)        (158,932)
                                                                                                --------------    -------------
         NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                           7,560,935         (158,932)
                                                                                                --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance/(Repayments) of related party loans                                                         -             54,965
     Borrowing of revolving credit line                                                                   -          5,543,139
     Repayment of revolving credit line                                                            (4,365,409)             -
     Net proceeds from (repayment of) long-term debt                                                 (352,596)        (144,065)
     Dividends paid on Series A Preferred Stock                                                      (194,246)        (160,450)
     Redemption of Series A Preferred Stock                                                          (507,578)        (322,880)
                                                                                                --------------    -------------

         NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                          (5,419,829)       4,970,709
                                                                                                --------------    -------------

NET INCREASE (DECREASE) IN CASH                                                                     2,278,167          102,967

CASH - BEGINNING OF PERIOD                                                                            541,814           91,066
                                                                                                --------------    -------------

CASH - END OF PERIOD                                                                          $     2,819,981   $      194,033
                                                                                                ==============    =============

                 See notes to consolidated financial statements

                                    5 of 11

                              TADEO HOLDINGS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998

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

        Gainor Medical Management, LLC purchased the Company's operating subsidiaries and all of its operating assets. The Company is now operating as a "Discontinued Operations" while the Board of Directors of the Company determines the next business for the Company to aquire.

1. DISCONTINUED OPERATIONS

        On January 28, 1998, the Company sold the operations of its previous business. Amounts in the accompanying financial statements have been reclassified to present the previous operations as discontinued operations.

2.  EARNINGS/(LOSS) PER SHARE

        Earnings/(loss) per share are based on the weighted average number of common shares and common share equivalents outstanding during the period after giving effect for preferred stock dividends during the period.

3. CONTINGENCIES

DEPARTMENT OF HEALTH SERVICES

        The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced

                                     6 of 11
two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

        Based upon the above contingency, the Company has provided a reserve, in the event that a defense of its position does not prevail, of $700,000. Management believes that a total estimated settlement amount of $700,000, or 54% of the maximum amount demanded, is reasonable under the circumstances with respect to this matter. Unless the California two-tier pricing controversy is either settled of the related claims made by the State of California otherwise released prior to the maturity date of the Note delivered to the Company in partial consideration for the sale of assets pursuant to the terms of the Transaction (see Note 1 above), then the principal of the Note payable to the Company will be reduced by the amount then alleged to be owed to the State of California with respect to such controversy.

MEDICARE PART B

        The Company has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made

                                     7 of 11
reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. As of January 28, 1998 Medicare offset a total of $ 630,918 of the Company's claims for payment. In the most recent correspondence from Medicare on this subject, it was claimed that on March 31, 1997 the Company owed a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February 1997 and $62,849 in March 1997.

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

RESULTS OF OPERATIONS

        Since the Company has disposed of the operations of its previous business during January 1998, a comparison and discussion of the disposed of business with prior periods is not deemed to be relevent. The Company is presently collecting interest income on the $17,000,000 note

                                     8 of 11
received from the sale of its business and from cash received in connection with such sale. Such interest income amounted to $226,645 since the January 28, 1998 sale date. General corporate overhead amounted to $1,195,991 for the nine month period ended March 31, 1998 compared to $838,371 for the nine month period ended March 31, 1997, an increase of $352,620, primarily resulting from activity associated with the sale of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company had working capital of $1,761,221, compared to working capital of $3,128,805 at June 30, 1997. The decrease in working capital during the 1998 Nine Month Period is primarily due to a combination of the sale of the net operating assets of the Company, a substantial portion of which was settled through a long-term note receivable, repayment of long term debt of $4,718,005, the redemption of Series A payments of $507,578 and an increase in accrued current income tax of $475,000.

        Cash provided by operations during the 1998 Nine Month Period was $137,061 as compared to cash used by operations of $4,708,810 during the 1997 Nine Month Period. This improvement is primarily attributable to the gain on the sale in the Gainor Transaction.

        On January 28, 1998 the Company sold its operating subsidiaries and all of its operating assets to Gainor Medical Management, LLC.

PART II - OTHER INFORMATION

4.  Exhibits and reports on form 8-K

               (a) Exhibits

               27.0     Financial data schedule.

                                     9 of 11

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

Date: May 19, 1998

                                    11 of 11