Form 10-K
TADEO HOLDINGS INC
filed 1998-10-13
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-11568

                              TADEO HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                               95-4228470
(State or other jurisdiction of                               (I.R.S Employer
  incorporation or organization)                             Identification No.)

                      42705 Grand River Avenue - Suite 101
                              Novi, Michigan 48375
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (248) 344-9599

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value
                                (Title of Class)

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates for the issuer as of October 2, 1998 was $ 7,041,260.

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of October 2, 1998 was 11,507,603.

     Documents incorporated by reference: None

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         On January 28, 1998, the Company sold its operating assets and the stock of its two principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc. ("HMS"), to Gainor Medical Management, LLC, a privately held Georgia company ("Gainor"), for a gross purchase price of $34 million, $17,000,000 in cash, as reduced by $8,725,226 of specified liabilities of the Company, and $17,000,000 by the delivery of a Gainor convertible subordinated promissory note (the "Note").
Out of the cash received at closing, the Company satisfied an aggregate of $4,451,136 in liabilities to permit the required transfer of assets to Gainor free and clear of encumbrances. The Note bears interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter until payment in full of the principal balance no later than January 28, 2003. Prior to its maturity, the Note may be converted into equity securities of Gainor, at the election of the Company, upon the successful completion of a public offering of such equity securities by Gainor, subject to certain restrictions. The Company's stockholders approved the sale of its business at their Annual Meeting held on January 26, 1998 in Livonia, Michigan, at which time they also approved an amendment to the Company's certificate of incorporation changing its name to Tadeo Holding, Inc. The sale of the Company's operating business to Gainor shall hereinafter be referred to as the "Transaction".

         In addition to offsets for customary indemnification's under the Asset Purchase Agreement among the parties, dated November 14, 1997, the principal amount of the Note is subject to reduction in the event that (i) such principal amount does not equal at least 75% of Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note will be reduced by the difference between 75% of such revenues and $17,000,000, (ii) Gainor is not able to collect at least $6,000,000 from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note will be reduced by the difference between $6,000,000 and the amount of receivables actually collected, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. - West become customers of Gainor, in which event the Note will be reduced by $600 for each former customer of PCS, Inc. - West less than the minimum 3,334 who fails to transfer to Gainor, up to a maximum amount of $2,000,000.

         On July 29 1998, Tadeo Holdings, Inc. ("Tadeo" or the "Company"), a Delaware corporation, signed a letter of intent to acquire Astratek, Inc. by merger with a wholly-owned subsidiary of the Company. Astratek, Inc. ("Astratek") develops software tools and related products for Internet and intranet technology and provides consulting and professional services for several major companies. Astratek products are developed to address critical operational issues in distributed computing environments. A definitive merger agreement has not yet been executed by Tadeo and Astratek, and there is no assurance that such an agreement will be signed and that the merger will be consumated.

The Company is currently in the process of negotiating such a definitive merger agreement and completing its due diligence investigation of Astratek and its business.

         As a result of the Company's sale of its operating business to Gainor, the Company has no ongoing operations at this time.

         Tadeo is the parent corporation for the following wholly-owned subsidiaries: Physicians Support Services, Inc., a California corporation ("PSS"); Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc. ("SugarFree"), USC-Michigan, Inc. a Michigan corporation and its wholly-owned subsidiary, PCS, Inc.-West (collectively identified as "Patient Care Services"), a Michigan Corporation. Depending upon the context, the term "Company" refers to either Tadeo alone, or Tadeo and one or more of its subsidiaries. The subsidiaries have discontinued operations, and are in the process of being merged into Tadeo.

EMPLOYEES

         As of October 5, 1998, the Company employed one full-time employee. This position consists of corporate accounting and reporting, including: bank relations, year- end audit liaison and other miscellaneous functions. The Company believes that its relationship with this employee is good.

INSURANCE COVERAGE

         The Company maintains general liability insurance, which includes directors and officers liability coverage, in amounts deemed adequate by the Board of Directors.

ITEM 2.     DESCRIPTION OF PROPERTIES

         The Company does not own any real property. The following table sets forth information as to the material properties which the Company leases.

                           Expiration   Annual         Size/Square      Purchase
Location and Use           Date         Rental         Feet             Option
----------------           ----         ------         ----             ------

11585 Farmington Road      September    $112,092       6,600             Yes
Livonia, Michigan 48150    2002
(former executive, sales
and administrative offices)


ITEM 3.  LEGAL PROCEEDINGS

DEPARTMENT OF HEALTH SERVICES

         The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California

Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it conformed with pricing regulations because its prices were consistent within each of its former operating subsidiaries, Sugar Free and PSS, and because these two subsidiaries offered different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994, the State Controller's Office issued a Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996, a hearing was held before an Administrative Law Judge. In July 1996, the Judge recommended that the overpayment determination be upheld. In August 1996, the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997, the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

         Based upon the above contingency, the Company has provided a reserve, in the event that a defense of its position does not prevail, of $700,000. Management believes that a total estimated settlement amount of $700,000, or 54% of the maximum amount demanded, is reasonable under circumstances with respect to this matter. Unless the California two-tier pricing controversy is either settled or the related claims made by the State of California otherwise released prior to the maturity date of the Note delivered to the Company in partial consideration for the sale of assets pursuant to the terms of the Transaction, then the principal of the Note payable to the Company will be reduced by the amount then alleged to be owed to the State of California with respect to such controversy.

         On December 18 1997, the Company underwent an audit by the Medi-Cal program. The purpose and scope of the audit was to determine if the Company's documentation supported reimbursement of the $653,990 for various sizes of disposable insulin syringes and $1,975,588 for blood glucose test strips that Medi-Cal had made to the Company from November 1, 1994 to April 30, 1996. As of June 9, 1998, DHS reported that its audit disputed reimbursement for aggregate of $ 75,351. The Company has made a counteroffer of $50,000 to settle the case, but the DHS has rejected that offer. A formal hearing on this matter has been scheduled for December 8, 1998.

MEDICARE PART B

         The Company has undergone an audit by Medicare covering charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996, Medicare issued a demand for refund of $795,702 plus interest of $35,475. As of January 28, 1998, Medicare offset a total of $630,918 of the Company's claims for payment. In the most recent correspondence from Medicare on this subject, it was claimed that on March 31, 1997, the Company owed a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February 1997 and $62,849 in March 1997.

         Patient Care Services was previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services by Patient Care Services and (ii) Medicare's payment to patient Care Services for claims which were allegedly not properly subject to Medicare's reimbursement. During fiscal year 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from continuation of this investigation has been made, and that amount withheld in July 1996. The Company went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,200 of withheld reimbursement, and on July 28, 1997 the Company received a partially favorable Hearing Decision. The Company received a refund on October 31, 1997, for $30,314 form Medicare Part B based upon the partially favorable Hearing Decision. The Company's intends to appeal the partially unfavorable amount of $348,686 from the Hearing Officer's decision and has retained counsel to contest the decision in proceedings before an Administrative Law Judge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                  HOLDERS

         None












         (The remainder of this page has been intentionally left blank)

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

         The principal market for trading the Company's securities is the Nasdaq Small Cap Market ("Nasdaq"), although the Company's Common Stock and Class A Warrants are also traded on the Boston Stock Exchange.

PRICE RANGE OF OUTSTANDING COMMON STOCK

         On December 18, 1992, the Common Stock began trading on Nasdaq and has been quoted on Nasdaq at all times since that date.

         The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 1997 and 1998, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                   High Bid          Low Bid
                                                   --------          -------
   FISCAL YEAR ENDED JUNE 30, 1997

   First Quarter ended September 30, 1996          2-7/8             2-1/4
   Second Quarter ended December 31, 1996          3-1/2             2
   Third Quarter ended March 31, 1997              4-1/8             2-3/4
   Fourth Quarter ended June 30, 1997              2-3/4             2-11/16

   FISCAL YEAR ENDED JUNE 30, 1998

   First Quarter ended September 30, 1997          2-7/8             2-1/8
   Second Quarter ended December 31, 1997          2-13/16           1-7/16
   Third Quarter ended March 31, 1998              2-1/8             1-13/32
   Fourth Quarter ended June 30, 1998              1-11/16           7/8

        On October 2, 1998, the last trade price for a share of Common Stock was $1-11/16, as reported on Nasdaq, and the Company had 75 shareholders of record of its Common Stock. The Company estimates it has in excess of 300 beneficial holders of its Common Stock.

DIVIDEND POLICY

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but rather intends to retain future earnings, if any, for reinvestment in its future business. Any future determination to pay cash dividends will be in compliance with the Company's contractual obligations, and otherwise at the discretion of the Board of Directors and based upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

         The Company has outstanding an aggregate of One million (1,000,000) shares of Series B Redeemable Preferred Stock, $.0001 par value per share (the "Series B Preferred Stock"), which shares of Series B Preferred Stock are subject to: (i) a liquidation preference of $1.00 per share ($1,000,000); (ii) payment of annual cumulative dividends on September 30th of each year, commencing September 30, 1996, of $.02 per share ($20,000) for the period from April 25, 1995 through June 30, 1996, $.03 per share ($30,000) for the year ending June 30, 1997, $.04 per share ($40,000) for the year ending June 30, 1998, $.05 per share ($50,000) for the year ending June 30, 1999, $.06 per share ($60,000) for the year ending June 30, 2000, and $.12 per share ($120,000) thereafter; PROVIDED, that such annual cash dividends is payable ONLY if the consolidated pre-tax income of the Company and its subsidiaries shall exceed $500,000 in the fiscal year ending immediately prior to the relevant September 30th payment date; (iii) being convertible at any time at the option of the holder into Common Stock of the Company at a conversion ratio of one share of Common Stock for every two (2) share of Series B Preferred Stock so converted (a maximum of 500,000 shares of Common Stock); (iv) the right to vote, together with the Common Stock as a single class, for the election of directors and all other matters on which stockholders of the Company are entitled to vote; and (v) redemption, at a the sole option of the Company at any time commencing June 30, 2000, on 30 days' prior written notice given by the Company, if the average of the closing bid price of the Common Stock, as reported on The NASDAQ SmallCap Market (or the last sale price of the Common Stock, if then traded on the NASDAQ National Market System of another national securities exchange) during the 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given shall equal or exceed $4.00 per share, with the holders having the right to convert all or any portion of their Series B Preferred Stock into Common Stock at any time after receipt of notice of redemption and prior to the date fixed for redemption.

         See Part III, "Item 10., Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a)", and "Item 12., Security Ownership of Certain Beneficial Owners and Management," for information concerning the redemption of the Company's Series A Preferred Stock in September 1998.

         (The remainder of this page has been intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

                              Tadeo Holdings, Inc.
                             Selected Financial Data
                              Years ended June 30,
                                   in (000's)

                                                      1998         1997         1996      1995     1994
                                                     --------------------------------------------------
Operating revenues                                       0            0            0         0        0

Income (loss) from continuing operations              (624)        (837)      (1,381)     (760)    (131)

Income (loss) from continuing operations
per share                                            (0.08)       (0.13)       (0.23)    (0.21)   (0.03)

Total assets                                         8,865       18,299       18,209    17,132    6,060

Long term debt                                          23        4,628        2,316     1,520      114

Redeemable preferred stock                           1,219        1,830        2,246     2,276        0

Dividends per common stock                               0            0            0         0        0








         (The remainder of this page has been intentionally left blank)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS

YEAR 2000

         Over the course of the last half of the year, the Company has been evaluating various acquisitions. This effort has incorporated an analysis of the Year 2000 issues, and management believes that appropriate and timely action will be taken to minimize the negative impact of this event. The year 2000 issue results from the inability of many computer systems and applications to recognize the year 2000 as the year following 1999. This could cause systems to process critical information incorrectly. Given its current status as a Company without on going operations, the Company is not materially affected by year 2000 issues. However, the Company plans to implement new systems and technologies in connection with any acquisition of an operating business that will provide solutions to these issues. The Company plans to work with its future customers, suppliers and third party service providers to identify external weaknesses and to provide solutions which will prevent the disruption of business activities following its acquisition of an operating business. The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources.

FORWARD-LOOKING STATEMENTS

         When used in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

         Since the Company disposed of the operations of its previous business during January 1998, a comparison and discussion of the disposed business with prior periods is not deemed to be relevant. The Company is presently collecting interest income under the terms of the $17,000,000 Note received from Gainor and earning interest on the cash received from Gainor, in connection with the sale of the Company's operating business in January 1998. Such interest income amounted to $536,523 since the January 28, 1998 sale date. General corporate overhead amounted to $1,160,761 for the year ended June 30, 1998 compared to $836,894 for the year ended June 30, 1997, an increase of $323,867, primarily resulting from activity associated with the sale of the Company's operations.

FISCAL YEARS ENDED JUNE 30, 1998, JUNE 30, 1997 AND JUNE 30, 1996

Net income for Fiscal 1998 was $2,394,351, as compared to a net loss of $ 2,653,231 for Fiscal 1997, as compared to a net loss of $ 2,532,238 for Fiscal 1996. This increase is primarily due to the gain from disposal, including operating losses, through disposal date of $1,489,272.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998 the Company's existing cash consisted of approximately $2.4 million. See Part I, "Item 1., Business, General," for information concerning the sale of the Company's operating assets to Gainor in the Transaction. In addition to the cash received at the closing of the Transaction, as part of the Transaction consideration, Gainor issued to the Company the $17,000,000 convertible subordinated promissory Note. The Note bears interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter until payment in full of the principal balance no later than January 28, 2003. Prior to its maturity, the Note may be converted into equity securities of Gainor, at the election of the Company, upon the successful completion of a public offering of such equity securities by Gainor, subject to certain restrictions. In addition to offsets for customary indemnification's under the Asset Purchase Agreement among the parties, dated November 14, 1997, the principal amount of the Note is subject to reduction in the event that (i) such principal amount does not equal at least 75% of Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note will be reduced by the difference between 75% of such revenues and $17,000,000, (ii) Gainor is not able to collect at least $6,000,000 from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note will be reduced by the difference between $6,000,000 and the amount of receivables actually collected, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. - West (a former operating subsidiary) become customers of Gainor, in which event the Note will be reduced by $600 for each former customer of PCS, Inc. - West less than the minimum 3,334 who fails to transfer to Gainor, up to a maximum amount of $2,000,000. On July 15, 1998 the Note principal was reduced by $144,958, based upon a audit review of the Company's post closing balance sheet. On July 28, 1998 the Note was reduced by $559,800, based upon the results of item number (iii) identified above.
The Company has been granted an additional 60 days to arrange for additional customers transfers to Gainor at the conclusion of which the Note may be further reduced if Gainor fails to receive sufficient number of customers.
The Company currently receives on average the following: 1) $10,250 a month in interest from its various money market and certificate of deposit accounts and 2) $255,218 a quarter in interest under the Note as adjusted to reflect the two principal adjustments.

         The note receivable is due from Gainor in connection with the sale of the Company's business in January 1998. The note has a face amount of $17,000,000 and is due in January 2003. The note bears interest at the rate of 7% for the first year and 8% per annum thereafter, with interest payable quarterly.

         The Asset Purchase Agreement states that the Note is subject to reduction by Gainor under each of the following circumstances:

A. A failure to obtain the requisite number of assignments of benefit from former patients, with a maximum adjustment of $2,000,000.

B. The failure by Gainor to collect a minimum of $5.75 million of purchased accounts receivable with the principal on the note reduced by any short-fall.

C. The failure of the acquired businesses to achieve revenues of approximately $23,000,000 for the year subsequent to closing.

         In September 1998, Gainor notified the Company that the assignment of benefits provision is currently at the macimum adjustment level of $2,000,000. Gainor made a $559,800 downward adjustment to note principal, and granted an extension until November 21, 1998 of the time for a sufficient number of assignments of benefits to be received by Gainor in order to avoid further downward adjustment to note principal. Gainor had previously reduced the Note balance by approximately $145,000 for what were claimed to be unrecorded purchase date accruals, as an adjustment to the closing balance sheet under the Asset Purchase Agreement. In addition, Gainor notified the Company that as of August 31, 1998, (i) its collection of receivables purchased from the Company pursuant to the Asset Purchase Agreement were behing a schedule that, on an annualized basis, would result in collecting more than $5.75 million of such accounts, and (ii) its generation of revenues from the operation of the purchased business was not as anticipated, either of which could result in additional downward adjustments to note principal under the terms of the asset purchase agreement.

        As a result of the aforementioned, the Company has reduced the carrying basis of the note to $6,000,000 based on what management believes would be the value of the note if it were to be sold to an unrelated third party in an arms-length transaction. The Company has therefore reduced the gain of the disposal of the discontinued business by $11,000,000. However, the Company will continue to vigorously pursue the full collection of the face amount of the note as well as all interest accrued.

         The Company's material ongoing fixed expenses are as follows: 1) monthly rent expense of $ 9,341 (See Part I, "Item 2., Description of Property," for information concerning the location and description of the leasehold and 2) $ 7,633 a month to Mr. Buchholz's under his employment termination agreement, an aggregate of $ 450,336 (See Part "Section 1 Employment and Consulting Agreements," Part III for information concerning the agreements, and 3) $12,625 a month to Mr. Robinson under his employment termination agreement, an aggregate of $151,500 (See Part III "Section 1 Employment and Consulting Agreements," for information concerning agreement and 4) $10,413 a month under the terms of a Stock Purchase Agreement.

         Pursuant to a Stock Purchase Agreement, dated April 26, 1996, the Company acquired all of the outstanding capital stock of P.C.S. Northfield, Inc., a company engaged in the marketing and sale of products used in the treatment of diabetes. Prior to the acquisition, the Company had provided administrative services, including billing and receivables collection, to P.C.S. Northfield, Inc. The purchase price for stock acquired was a $350,000 three-year promissory note, bearing 10% annual interest, with equal monthly payments of principal and interest equal to $10,413 per month. The seller also received 32,278 shares of the Company's Common Stock. As of June 30, 1998, $109,020 was due on this note. Additionally, per the Stock Purchase Agreement the seller received an additional 30,523 shares of the Company's Common Stock in September 1998.

         In July 1998, the Company completed a private placement of 136,887 shares of Common Stock at $1.50 per share to an accredited investor, for $205,256.

         [An aggregate sum of 229,950 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") was redeemed, evidencing all outstanding shares of Series A Preferred Stock, in September 1998. The Company was able to redeem the outstanding Series A Preferred Stock, which otherwise would have obligated the Company to pay $1,149,745 in aggregate redemption payments through March 2001, by converting such Series A Preferred Stock, under the terms of its charter, into 1,363,163 shares of Common Stock.]

         Additionally, in July 1998 the Company was able to terminate its employment agreements with Messrs. Brian Bookmeier, Alan Korby and
Matthew B. Gietzen (See Part III, Item 12, "Employment and Consulting Agreements," for information concerning termination agreements) and reduce cash payments of $ 17,307 every two weeks, or $450,000 a year. The Company reduced ongoing payments and an aggregate of approximately 250,000 shares of Common Stock to Messrs. Korby, Gietzen and Bookmeier.

CASH FLOW

         As of June 30, 1998 the Company had working capital of $1,233,595 compared to a working capital of $3,128,805 at June 30, 1997. The decrease in working capital during the year is primarily due to the sale of its operating business.

NET OPERATING LOSSES

         The Company has net operating loss carryforwards for tax purposes totaling $1,800,000 at June 30, 1998, expiring in the years 2012 to 2013. Substantially all of these carryforwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue
Code) which have resulted in a more than 50% change in ownership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                     INDEX CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                                                  Page Number
                                                                  -----------

INDEPENDENT AUDITOR'S REPORT                                           F-1

CONSOLIDATED BALANCE SHEET AS OF                                        F-2
JUNE 30, 1998 AND 1997

CONSOLIDATED STATEMENT OF OPERATIONS                                    F-3
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

CONSOLIDATED STATEMENT OF CHANGES IN                                    F-4
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 1998, 1997 AND 1996

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED JUNE 30, 1998, 1997 AND 1996                                F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6-15


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors
Tadeo Holdings, Inc.

     We have audited the accompanying consolidated balance sheet of Tadeo Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tadeo Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended June 30,1998, 1997 and 1996 in conformity with generally accepted accounting principles.

                                     /s/ Feldman Sherb Ehrlich & Co., P.C.
                                     -------------------------------------
                                     Feldman Sherb Ehrlich & Co., P.C.
                                     Certified Public Accountants

October 7, 1998
New York, New York

                       TADEO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                                                         June 30,
                                                                 ------------------------
                                                                    1998          1997
CURRENT ASSETS:                                                  ------------------------
 Cash                                                            $ 2,406,045   $   541,814
 Accounts receivable - net of allowance for doubtful accounts
  of $0 and $2,261,684, respectively                                       -    10,241,191
 Interest receivable                                                 276,005             -
 Inventories                                                               -       551,692
 Prepaid expenses                                                          -       111,910
 Note receivable- officer                                            162,627             -
                                                                 -----------   -----------
  TOTAL CURRENT ASSETS                                             2,844,677    11,446,607


LONG-TERM NOTES RECEIVABLE (face value $17,000,000)                6,000,000             -

PROPERTY AND EQUIPMENT
 net of accumulated depreciation of $8,599 and
   $618,017, respectively                                             10,326       956,446
INTANGIBLE ASSETS
  net of accumulated amortization of $0 and
    $806,265, respectively                                                 -     5,847,321
DEPOSITS AND OTHER ASSETS                                              9,834        48,356
                                                                 -----------   -----------
                                                                 $ 8,864,837   $18,298,730
                                                                 -----------   -----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $    41,269   $ 7,296,044
 Notes payable - current portion                                      85,760       208,126
 State audit reserve                                                 700,000       700,000
 Accrued termination costs, short-term                               784,053             -
 Payroll taxes payable                                                     -       113,632
                                                                 -----------   -----------
  TOTAL CURRENT LIABILITIES                                        1,611,082     8,317,802
                                                                 -----------   -----------

ACCRUED TERMINATION COSTS, long-term                                 280,209             -
LONG-TERM NOTES PAYABLE, net of current portion                       23,260       262,916
REVOLVING CREDIT LOAN                                                      -     4,365,410
REDEEMABLE PREFERRED STOCK, Series A                               1,219,141     1,829,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, Series B Cumulative Convertible,
  $.0001 par value, 10,000,000 shares authorized, 1,000,000
  shares issued and outstanding                                      505,000       505,000
 Common stock, $ .0001 par value, 100,000,000 shares authorized,
  9,724,579 shares issued and outstanding as of June 30, 1998
  and 1997                                                               972           972
 Additional paid-in capital                                       14,045,838    14,045,838
 Accumulated earnings/(deficit)                                   (8,820,665)  (11,028,866)
                                                                 -----------   -----------
  TOTAL STOCKHOLDERS' EQUITY                                       5,731,145     3,522,944
                                                                 -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 8,864,837   $18,298,730
                                                                 ===========   ==========

                            See notes to consolidated financial statements

                           TADEO HOLDINGS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           Year Ended June 30,
                                                                 ---------------------------------------
                                                                    1998          1997          1996
                                                                 -----------   -----------   -----------
REVENUES                                                         $         -   $         -    $        -
COST OF GOODS SOLD                                                         -             -             -
                                                                 -----------   -----------   -----------
  GROSS PROFIT                                                             -             -             -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                           1,160,761       836,894     1,381,017
                                                                 -----------   -----------   -----------

LOSS FROM OPERATIONS                                              (1,160,761)     (836,894)   (1,381,017)

INTEREST INCOME                                                      536,523             -             -
                                                                 -----------   -----------   -----------

LOSS BEFORE DISCONTINUED OPERATIONS                                 (624,238)     (836,894)   (1,381,017)
                                                                 -----------   -----------   -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                (2,122,296)   (1,816,337)   (1,151,221)
 Gain from disposal, including operating losses, through
  disposal date, of $1,489,272                                     5,140,885             -             -
                                                                 -----------   -----------   -----------

    TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS               3,018,589    (1,816,337)   (1,151,221)
                                                                 -----------   -----------   -----------

NET INCOME/(LOSS)                                                $ 2,394,351   $(2,653,231)  $(2,532,238)
                                                                 ===========   ===========   ===========
BASIC INCOME (LOSS) PER SHARE:
 Continuing                                                      $     (0.08)  $     (0.13)  $     (0.23)
 Discontinued                                                           0.31         (0.22)        (0.17)
                                                                 -----------   -----------   -----------
NET INCOME (LOSS) PER SHARE- BASIC                               $      0.23   $     (0.35)  $     (0.40)
                                                                 ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 USED IN COMPUTATION                                               9,724,579     8,084,278     6,843,943
                                                                 ===========   ===========   ===========

                                See notes to consolidated financial statements

                              TADEO HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Preferred Stock Series B    Common Stock      Additional                   Total
                                             --------------------  ------------------    Paid-In     Accumulated  Stockholders'
                                              Shares     Amount     Shares     Amount    Capital       Deficit      Equity
                                             ---------  ---------  ---------  --------  -----------  -----------  -----------
Balance - June 30, 1995                      1,000,000  $ 505,000  6,149,057   $ 615    $ 8,607,951  $(5,420,132) $ 3,693,434
 Shares issued to employees                                          148,000      15        147,985                   148,000
 Shares issued upon exercise of Bridge lenders'
      warrants                                                       222,223      22            (22)                        -
 Warrants issued in connection with private
      financing                                                            -       -        216,028                   216,028
 Debt converted as consideration for
      exercise of options                                            150,000      15        149,985                   150,000
 Exercise of Class B Warrants                                        344,720      34        517,046                   517,080
 Shares issued for acquisition                                        32,278       3        149,997                   150,000
 Options exercised for cash                                          100,000      10        149,990                   150,000
 Debt converted as consideration for
      exercise of options                                            667,655      67        776,415                   776,482
 Shares issued in settlement of note payable                          74,073       7         99,993                   100,000
 Dividends paid on Preferred Stock Series A                                                             (211,485)    (211,485)
 Various expenses associated with stock
      issuances                                                            -       -       (162,572)                 (162,572)
 Write off of discount associated with warrants
      issued in private financing upon early
      retirement of debt                                                                    (29,000)                  (29,000)
 Net loss                                                                                             (2,532,238)  (2,532,238)
                                             ---------  ---------  ---------  --------  -----------  -----------  -----------
Balance - June 30, 1996                      1,000,000  $ 505,000  7,888,006  $    788  $10,623,796  $(8,163,855) $ 2,965,729

 Shares issued in connection with private
  offering                                                           500,000        50      999,950                 1,000,000
 Shares issued in connection with private
  offering                                                           250,000        25      499,975                   500,000
 Debt converted as consideration for
      exercise of options                                          1,009,415       101    2,018,729                 2,018,830
 Dividends paid on Preferred Stock Series A                                                             (211,780)    (211,780)
 Various expenses associated with
      private placement                                                                                 (100,004)    (100,004)
 Various expenses associated with
      consulting services                                              1,700         -        3,400                     3,400
 Shares issued in connection with expenses
      associated to debt conversion                                   75,458         8           (8)                        -
 Net loss                                                                                             (2,653,231)  (2,653,231)
                                             ---------  ---------  ---------  --------  -----------  -----------  -----------
Balance - June 30, 1997                      1,000,000    505,000  9,724,579       972   14,045,838  (11,028,866)   3,522,944

 Dividends paid on Preferred Stock Series A                                                             (186,150)    (186,150)
 Net income                                                                                            2,394,351    2,394,351
                                             ---------  ---------  ---------  --------  -----------  -----------  -----------
Balance - June 30, 1998                      1,000,000  $ 505,000  9,724,579  $    972  $14,045,838  $(8,820,665) $ 5,731,145
                                             =========  =========  =========  ========  ===========  ===========  ===========


                      See notes to consolidated financial statements.

                              TADEO HOLDINGS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           Year Ended June 30,
                                                                 ---------------------------------------
                                                                    1998          1997          1996
                                                                 -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)                                               $ 2,394,351   $(2,653,231)  $(2,532,238)
                                                                 -----------   -----------   -----------
 Adjustments to reconcile net income/(loss) to
  net cash from operating activities:
   Depreciation and amortization                                     220,727       651,151       549,083
   Loss on disposal of fixed assets                                        -             -        23,632
   Gain on sale of operations                                     (5,140,885)            -             -

 Changes in operating assets and liabilities:
  (Increase) in interest receivable                                 (276,005)            -             -
  Changes in operating assets and liabilities of discontinued
    operations                                                     2,002,440    (2,221,612)    2,723,523
                                                                 -----------   -----------   -----------
   Total adjustments                                              (3,193,723)   (1,570,461)    3,296,238
                                                                 -----------   -----------   -----------

  NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                  (799,372)   (4,223,692)      764,000
                                                                 -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash proceeds from sale of operations                             8,065,336             -             -
 Net cash paid for acquisitions                                            -             -      (194,306)
 Capital expenditures                                                      -      (273,021)     (585,697)
                                                                 -----------   -----------   -----------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                 8,065,336      (273,021)     (780,003)
                                                                 -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance/(Repayments) of related party loans                              -       (60,000)     (100,000)
 Proceeds from related party loans                                         -             -        60,000
 Borrowing of revolving credit line                                        -     4,365,410      (884,000)
 Repayment of revolving credit line                               (4,365,410)            -             -
 Issuance of common stock, net of expenses                                 -     1,403,399       652,508
 Net proceeds from (repayment of) long-term debt                    (239,656)     (133,017)      532,375
 Dividends paid on Series A Preferred Stock                         (186,150)     (211,780)     (211,485)
 Redemption of Series A Preferred Stock                             (610,517)     (416,551)      (30,182)
                                                                 -----------   -----------   -----------

  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                (5,401,733)    4,947,461        19,216
                                                                 -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH                                    1,864,231       450,748         3,213

CASH - BEGINNING OF YEAR                                             541,814        91,066        87,853
                                                                 -----------   -----------   -----------
CASH - END OF YEAR                                               $ 2,406,045   $   541,814   $    91,066
                                                                 ===========   ===========   ===========
CASH PAID FOR:
 Interest                                                        $   465,694   $   623,804   $   664,082
                                                                 ===========   ===========   ===========
 Income taxes                                                    $         -   $         -   $         -
                                                                 ===========   ===========   ===========

                      See notes to consolidated financial statements

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

         Tadeo Holdings, Inc. (formerly Universal Self Care, Inc.) (the "Company"), is a Delaware corporation formed on May 12, 1989. Prior to February 1998 the Company had been in the business of providing diabetes supplies and services.

         In January 28, 1998, the Company disposed of its operating business, through the sale of stock of certain operating subsidiaries and any remaining operating assets and specified liabilities of its retained subsidiaries to Gainor Medical Management, LLC.

         The Company has the following remaining subsidiaries at June 30, 1998, none of which are operating: Physicians Support Services, Inc., a California corporation ("PSS"); Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc. ("SugarFree"), USC-Michigan, Inc. a Michigan corporation and its wholly-owned subsidiary, PCS, Inc.-West (collectively identified as "Patient Care Services"), a Michigan Corporation.

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

      C. Net Income (loss) per Share - The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". Net Income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS 128. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the per share amount that would have resulted if dilutive potential common stock had been converted to common stock as prescribed by SFAS 128. Dilution is predicated on the effect that dilutive securities have on income (loss) from continuing operations.

      D. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      E. Accounting for Stock Based Compensation - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The standard permits companies to choose to follow the accounting proscribed by the standard for securities issued to employees or to continue to follow the method proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", coupled with certain pro forma disclosures. The Company has adopted the disclosure only aspect of this statement.

      F. Fair Value of Financial Instruments - Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments whether or not recognized in he balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

      G. Impairment of Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of".

2.       SALE OF ASSETS

         On January 28, 1998, the Company closed on an Asset Purchase Agreement dated November 14, 1997 (as amended November 24, 1997) with Gainor Medical Management, LLC ("Gainor") pursuant to which the Company sold its previous diabetes supply business to Gainor.

         The sale price for the business was $34,000,000, $17,000,000 in cash.

3.       DISCONTINUED OPERATIONS

         In connection with the Company's sale of its diabetes supply business in January 1998, the accompanying financial statements have been restated to present the previous operations as discontinued operations.

         The revenues of the discontinued business were $19,136,465, $34,001,626 and $36,257,415 for the fiscal years ended June 30, 1998,
         1997 and 1996, respectively.

4.       NOTE RECEIVABLE

         The Note is due from Gainor in connection with the sale of the Company's business in January 1998. The Note has a face amount of $17,000,000 and is due in January 2003. The Note bears interest at the rate of 7% for the first year and 8% per annum therafter, with interest payable quarterly.

         The Asset Purchase Agreement states that the Note is subject to reduction by Gainor under each of the following circumstances:

              a) A failure to obtain the requisite number of assigments of benefits from former patients, with a maximum adjustment of $2,000,000.

              b) The failure of Gainor to collect a minimum of $5.75 million of purchased accounts receivable with the principal on the Note reduced by any short-fall.

              c) The failure of the acquired business to achieve revenues of approximately $23,000,000 for the year subsequent to closing.

         In September 1998, Gainor notified the Company that the assignment of benefits provision is currently at the maximum adjustment level of $2,000,000. Gainor made a $559,800 downward adjustment to the Note principal, and granted an extension until November 21, 1998 of the time for a sufficient number of assignments of benefits to be received by Gainor in order to avoid further downward adjustment to the Note principal. Gainor had previously reduced the Note balance by approximately $145,000, from what were claimed to be unrecorded purchase date accruals, as an adjustment to the closing balance sheet under the Asset Purchase Agreement. In addition, Gainor notified the Company that as of August 31, 1998, (i) its collection of receivables purchased from the Company pursuant to the Asset Purchase Agreement were behind schedule that, on an annualized basis, would result in collecting more than $5.75 million of such account, and (ii) its generation of revenues from operation of the purchased business was not as anticipated, either of which could result in additional downward adjustments to the Note principal under the terms of the Asset Purchase Agreement.

         As a result of the aforementioned, the Company has reduced the carrying basis of the Note to $6,000,000 based on what management believes would be the value of the Note if it were to be sold to an unrelated third party in an arms-length transaction. The Company has therefore reduced the gain on the disposal of the discontinued business by $11,000,000. However, the Company will continue to vigorously pursue the full collection of the face amount of the Note as well as all interest accrued.

5.       COMMITMENTS AND CONTINGENCIES

         LEASE- The Company is obligated under a premises lease, for base annual rent of approximately $112,000 through September 2002.

         DEPARTMENT OF HEALTH SERVICES- The Company has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company maintains that it conformed with pricing regulations because its prices were consistent within each of its former operating subsidiaries, Sugar Free and PSS, and because these two subsidiaries offered different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994, the State Controller's Office issued a Letter of Demand for the recovery of such amounts due. In November 1994, the Company appealed the audit determination made by the State Controller's Office. In January 1996, a hearing was held before an Administrative Law Judge. In July 1996, the Judge recommended that the overpayment determination be upheld. In August 1996, the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997, the Company filed an appeal to the decision with the Superior Court for the County of Los Angeles. The Company intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

         On December 1997, the Company underwent an audit by the Medi-Cal program. The purpose and scope of the audit was to determine if the Company's documentation supported reimbursement of the $653,990 in various sizes of disposable insulin syringes and $1,975,588 for blood glucose test strips that Medi-Cal had made to the Company from November 1, 1994 to April 30, 1996. As of June 9, 1998, DHS reported that its audit disputed reimbursement for aggregate of $ 75,351. The Company has made a counteroffer of $50,000 to settle the case, but the DHS has rejected that offer. A formal hearing on this matter has been scheduled for December 8, 1998.

         MEDICARE PART B-
         The Company has undergone an audit by Medicare covering charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company may have occurred as a result of use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996, Medicare issued a demand for refund of $795,702 plus interest of $35,475. As of January 28, 1998, Medicare offset a total of $630,918 of the Company's claims for payment. In the most recent correspondence from Medicare on this subject, it was claimed that on March 31, 1997, the Company owed a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February 1997 and $62,849 in March 1997.

         Patient Care Services was previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services by Patient Care Services and (ii) Medicare's payment to patient Care Services for claims which were allegedly not properly subject to Medicare's reimbursement. During fiscal year 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from continuation of this investigation has been made, and that amount withheld in July 1996. The Company went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,200 of withheld reimbursement, and on July 28, 1997 the Company received a partially favorable Hearing Decision. The Company received a refund on October 31, 1997, for $30,314 form Medicare Part B based upon the partially favorable Hearing Decision. The Company's intends to appeal the partially unfavorable amount of $348,686 from the Hearing Officer's decision and has retained counsel to contest the decision in proceedings before an Administrative Law Judge.

6.       INCOME TAXES

                  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 1998, the Company had deferred tax assets of $720,000 related to net operating loss carryforwards of approximately $1,800,000 and a deferred tax asset of $250,000 related to $700,000 of termination contracts. The Company has recorded a valuation allowance for the full amount of the deferred tax assets.

         The provisions for income taxes differ from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:

                                                                              Year Ended June 30,
                                                               ------------------------------------------------
                                                                   1998              1997             1996
                                                               --------------   --------------   --------------
     Income( tax) benefit computed at statutory rate           $     (855,000)  $      929,000   $      886,000

     Effect of permanent differences                                        -         (142,000)        (184,000)

     Effect of temporary differences                                 (250,000)         231,000           (8,000)

     Income tax benefit not recognized                                      -       (1,018,000)        (694,000)
     Tax  benefit of net operating loss carryforward                1,105,000                -                -
                                                               --------------   --------------   --------------
     Income tax benefit                                        $            -   $            -   $            -
                                                               ==============   ==============   ==============

                  The Company has net operating loss carryforwards for tax purposes totaling $1,800,000 at June 30, 1998 expiring in the years 2012 to 2013. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

7.       REDEEMABLE PREFERRED STOCK SERIES A

                  In April 1995, in connection with the acquisition of PCS, Inc. -West, the Company issued 580,000 shares of Series A Redeemable Preferred Stock. The shares contained a liquidation preference of $5 per share and pay no dividends they are mandatorily redeemable at $5 per share, over a five year period in equal monthly installments beginning in October 1995. The Company recorded the present value of the required future payments as a liability utilizing a discount rate of 9%. The portion of the monthly redemption installments which are attributed to this discounting factor are accounted for as preferred stock dividends. At June 30, 1998, there were 229,950 shares outstanding. In August 1998, the Company amended the certificate of designation to allow for the conversion of the Series A Preferred Stock and the remaining balance was converted into 1,363,163 shares of

         Common Stock in September 1998.

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

            B. In April 1995, in connection with the Acquisition of PCS, the Company issued 1,000,000 shares of Series B Cumulative Convertible Preferred Stock. Each share contains a liquidation preference of $1.00 per share. Each share is convertible into common stock at the rate of two shares for one common share. Each share pays a cumulative dividend at the rate of from $.02 per share annually, beginning in September 1996, increasing to $.12 per share through June 30, 2000. However, such dividend only becomes payable if, in the immediate preceding fiscal year, the Company had pre-tax income of at least $500,000.
                  The shares also have voting rights and are redeemable by the Company under certain conditions.

            C. In February 1998, the Company amended its Certificate of Incorporation to change the name of the corporation to Tadeo Holdings, Inc., and to increase the authorized Common Stock to 100,000,000.

            D. In connection with its December 1992 public offing, the Company has 1,143,800 Class A warrants outstanding to purchase Common Stock at $3.30 per share. These warrants were previously set to expire in December 1997, but have been extended by the Company to December 1998.

9.   STOCK OPTION PLAN

        A. The Company's 1992 Employee Stock Option Plan (the "1992 Plan") was approved by the Company's Board of Directors and stockholders in June 1992. On July 28, 1993, 310,000 stock options, exerciseable at $1.50 per share, for a period of ten years, were issued under the 1992 Plan. Options granted under the 1992 plan may include those qualified as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors, who provide necessary services to the Company are eligible to participate in the 1992 Plan. Non-employees and part-time employees may receive only non-qualified stock options. The maximum number of shares of common stock for which options may be granted under the 1992 Plan is 500,000 shares.

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

          C. In November 1997, the Company established the 1997 Stock Option Plan for Non-employee Directors, which authorizes the issuance of up to 300,000 options to purchase Common Stock at an exercise price of 100% of the Common Stock's market price. Subsequent to its adoption at the annual meeting in February 1998, 30,000 five year options were granted under this plan at an exercise price of $1.81 per share. On July 1, 1998, 30,000 more five year options were granted at $ .97 per share.

10.      ACCOUNTING FOR STOCK OPTIONS

         The Company accounts for stock options issued to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized if the exercise price equals the stock market value on the measurement date (generally the grant date). In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" for disclosure purposes.

         For disclosure purposes, the fair value of each option is measured an the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended June 30, 1998, 1997 and 1996, respectively: annual dividends of $0.00 for both years; expected volatility of 86.3% for both years; risk free interest rate of 7.0% for all years, and expected life of five years for all years.

         If the Company had recognized compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3.3 million and $.35 for fiscal 1997 and $2.6 million and $.41 for fiscal 1996. The effect for fiscal 1998 would not be material.

         The following table summarizes the changes in options outstanding and the related price ranges:

                                                   Weighted
                                                    Average             Range of
                                      Shares     Expected Price       Exercise Price
                                    ----------   --------------       --------------
Outstanding at June 30, 1995          585,000       $    1.43         $1.25 - $1.50

Granted                               746,667            1.22          1.00 -   1.50

Exercised                            (250,000)           1.20          1.00 -   1.50
                                    ---------       ---------         --------------

Balance June 30, 1996               1,081,667            1.33          1.00 -   1.50

Granted                               275,999            1.72          1.70 -   1.50
                                    ----------      ---------         --------------

Balance June 30, 1997               1,357,666            1.41          1.00 -   2.25

Granted                                55,000            2.15          1.81 -   2.50
                                    ----------      ---------         --------------

Balance June 30, 1998               1,412,666       $    1.44         $1.00 -  $2.50
                                    =========       =========         ==============

           The following table summarizes information about stock options outstanding at June 30, 1998:

                                                       Weighted Average
Range of Average                                       Remaining Contractual
Exercise Prices                 Outstanding            Life in Years
----------------                -----------            ---------------------

$1.00 - $2.50                    1,412,661                     4.26
-------------                    ---------                     ----

         Options exercisable at June 30, 1998 and 1997 were: 1,412,666 and 1,342,666 respectively. During 1998, 55,000 options were granted for a weighted average exercise price of $2.50.


11.      NOTE RECEIVABLE - OFFICER

         The note due from the officer was dated May 1998 and was repaid in August 1998, together with interest at 12% per annum.

12.      TERMINATION AGREEMENTS

         The Company entered into the following contracts subsequent to the disposal of its business:

A. With a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003. The Company has recorded the present value of this contract at $359,265, with the balance being $345,231 at June 30, 1998.

    B. With a former operating officer commencing March 1998, aggregating $151,500, payable in monthly installments of $12,500 through February 2003. The Company has recorded the present value of this contract at $143,603, with the balance being $97,315 at June 30, 1998.

    C. With three former officers dated July 1998, aggregate consideration of $862,498, with $385,000 paid in August 1998, $225,000 settled through the issuance of notes payable due in January 2000, bearing interest at 7% per annum and the $252,490 balance settled by exchanging cash severance payments for the direct issuance of 168,332 shares of Common Stock (at $1.00 value per share) and the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1 per share. The Company has accrued the amounts related to these contracts as of June 30, 1998.

13.      SUBSEQUENT EVENTS

    A. On July 6, 1998, the Company entered into a letter of intent with Astratek, Inc., a New York corporation in the business of producing computer software. Under the proposed agreement, the Company would acquire Astratek, Inc., in exchange for Common Stock equivalent to approximately 19% of the Company's outstanding shares.

         In connection with this agreement, the Company extended a secured line of credit to Astratek in the amount of $300,000, for the purpose of funding technological developments and working capital needs, which loan is secured by specified Astratek receivables .

    B. In September 1998, the Company extended a 30 day loan of $250,000 to Azurel, Ltd., a publicly traded Delaware corporation.

14.      FOURTH QUARTER ADJUSTMENT (UNAUDITED)

         During the fourth quarter, the Company re-evaluated the value of the Note received in the sale of its business and reduced the gain on the sale by $11,000,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



















         (The remainder of this page has been intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)

OFFICERS AND DIRECTORS

The executive officers and directors of the Company as of October 2, 1998 are as follows:

           Name                       Age      Position with the Company
           ----                       ---      -------------------------

     Brian D. Bookmeier               40       President of Tadeo Holdings,
                                               Inc., Director

     James Linesch                    44       Director

     Damon Testaverde                 50       Director

Set forth below is a brief background of the officers, directors and key employees of the Company, based on information supplied by them.

         BRIAN D. BOOKMEIER. Mr. Bookmeier is an investor and Vice President of Seven Sons, Inc., d/b/a Las Vegas Golf & Tennis. Seven Sons, Inc. is in the business of franchised retailing of golf and tennis products. Mr. Bookmeier has held this position since August 1997. Mr. Bookmeier has served as President, Chief Executive Officer and a director of the Company since July 1995. From September 1989 until its Merger into the Company Mr. Bookmeier served as Executive Vice President and a Director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies. He has been a Director of the American Diabetes Association since June 1995.

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

         DAMON TESTAVERDE. Mr. Testaverde has been a director since January 19, 1998. From May 1991 until June 1995, Mr. Testaverde served as President and Chief Executive Officer of the Company. From 1989 to March 1991, Mr. Testaverde served as the principal stockholder of H. R. Damon & Company, Inc., a former full service securities broker-dealer which ceased operations in March 1991. Since March 1994, Mr. Testaverde has been a registered representative with Network One Financial Services, Inc., a full service securities broker-dealer. From 1980 to 1986, Mr. Testaverde served in the capacity of President of S. D. Cohn & Co., Inc. A full service securities broker-dealer with active investment banking and brokage operations.

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






         (The remainder of this page has been intentionally left blank)

ITEM 11. EXECUTIVE COMPENSATION

                                          SUMMARY COMPENSATION TABLE
                                          --------------------------
                                                                       Long-Term Compensation
                       Annual Compensation               Awards                Payouts
                                             Other                                       All
Name and                                     Annual     Restricted                       Other
Principal                                    Compen-    Stock         Options/  LTIP     Compen
Position          Year   Salary    Bonus     sation     Awards        Sars(#)   Payouts  sation
--------          ----   ------    -----     ------     ------        -------   -------  ------
Brian Bookmeier   1996  $179,306     0       $15,000    $   0           $  0     $   0    $  0
President and     1997  $116,667     0       $ 9,000    $   0           $  0     $   0    $  0
Chief Executive   1998  $ 87,500     0       $ 1,000    $   0           $  0     $   0    $  0
Officer and
Director

Alan  Korby       1996  $179,306     0       $15,000    $   0           $  0     $   0    $  0
Executive V.P.    1997  $116,667     0       $ 9,000    $   0           $  0     $   0    $  0
Marketing         1998  $ 87,500     0       $ 1,000    $   0           $  0     $   0    $  0


Mattew Gietzen    1996  $179,306     0       $15,000    $   0           $  0     $   0    $  0
Executive V.P.    1997  $116,667     0       $ 9,000    $   0           $  0     $   0    $  0
of Fulfillment    1998  $ 87,500     0       $ 1,000    $   0           $  0     $   0    $  0


EMPLOYMENT AND CONSULTING AGREEMENTS

         Mr. Edward Buchholz entered into a three year contract on December 16, 1996, effective on January 1, 1997, employment the term of which ends on December 31, 1999. Mr. Buchholz's is the President and Chief Executive Officer of Healthcare Management Solution, Inc., a subsidiary of the Company. Mr. Buchholz's employment agreement provides him with an annual base salary of $ 150,000. In connection with his employment agreement, Mr. Buchholz was granted options to acquire 175,000 shares of common stock at an exercise price of $1.70 per share (fair market value on the date of grant), vested on the date of grant. On January 28, 1998, the Company and Mr, Edward Buchholz entered into a termination agreement (the "Agreement"). In mutual consideration of the promises contained in the Agreement, the Company agreed to make severance payments aggregating $708,000 to Mr. Buchholz, (i) $250,000 to be paid by Tadeo Holdings, Inc. as the initial payment and (ii) $458,000 to be paid by Tadeo Holdings, Inc. in sixty equal monthly installments of $7,633.33. Additionally, Tadeo Holdings, Inc. will continue to pay quarterly premiums on Mr. Buchholz's existing $350,000 life insurance policy through December 31, 1999.

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

         On July 10, 1998, the Company and each of Messrs. Bookmeier, Korby and Gietzen, entered into employment termination agreements (the "Agreements"). In mutual consideration of the promises contained in the Agreements severance payments were made as follows: (i) $128,333.33 was paid to each and (ii) each received a $75,000 promissory note bearing 7% annual interest with principal payable on January 1, 2000. Messrs. Korby and Gietzen were each issued 84,166 shares of Tadeo Common Stock for the purchase price of $1 per share (which subscriptions were paid for in exchange for additional severance payments of $84,166 under the Agreements) and (iv) Mr. Bookmeier was granted stock options under the Tadeo Employee Stock Option Plan to purchase 84,167 shares of Common Stock exercisable at $1.00 per share (which options were exercised by Mr. Bookmeier in exchange for an additional $84,167 severance payment under the Agreements).

         In March 1996, Mr. Tod Robinson entered into a two-year employment agreement with Diabetes Self Care, Inc., a wholly-owned subsidiary of the Company. Under such agreement, Mr. Robinson is to serve as the National Vice President-Sales for Diabetes Self Care, having responsibility for marketing and sales efforts throughout the United States for such company. Mr. Robinson's employment base salary is $95,000 per annum. He has the opportunity to earn a Performance Bonus of up to $1,000 based upon achieving performance goals to be identified by the Company's management, as well as a Commission of $1,000 for each executed managed care contract covering more than 10,000 lives which he originates. Mr. Robinson's employment contract also provides for certain profit participation, pursuant to which he will earn .5% of the net after-tax profits of Diabetes Self Care for each fiscal year (and prorations thereof) during the term of the employment agreement. In the event that such net after-tax profits exceed $500,000 for any fiscal year, the profit participation shall be increased by $10,000. Mr Robinson may also receive additional discretionary bonuses, and customary fringe benefits. On March 10, 1996, in connection with commencing his employment, Mr. Robinson was granted options to acquire 30,000 shares of the Company's common stock at an exercise price of $1.50 per share. The closing sale price for a share of common stock on March 8, 1996 (the last business day before the date of such agreement), as reported by Nasdaq, was $2-15/16. On January 28, 1998, the Company and Mr, Tod Robinson entered into a termination agreement (the "Agreement"). In mutual consideration of the promises contained in the Agreement, a severance of $151,200, to be paid by Tadeo Holdings, Inc. in 12 equal installments of $12,625 through January 1,
1999 and (ii) $4,000 commission for Motorola contract to be paid by Tadeo Holdings, Inc. and (iii) $1,600 to be paid by Tadeo Holdings, Inc. for
December and January commissions and (iv) $4,000 of accrued vacation to be paid by Tadeo Holdings, Inc.

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

         In November 1997, the Company established the 1997 Stock Opyion Plan for Non-employee Directors, which authorizes the issuance of up to 300,000 options to purchase Common Stock at an exercise price of 100% of the Common Stock's market price. Subsequent to its adoption at the annual meeting in February 1998, 30,000 five year options were granted under this plan at an exercise price of $1.81 per share. Each July of any year in which a non-employee Director serves as a Director, such Director will be granted 10,000 five-year options to acquire shares of Common Stock at the market price at the date of grant.

         The following table sets forth information concerning options exercised and the number of unexercised options, and the value of such unexercised options, for any persons named in the Summary Compensation Table.

                         AGGREGATED OPTION/SAR EXERCISED
                         IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES

                                                                        NUMBER OF        VALUE OF UNEXERCISED
                                                                       UNEXERCISED           IN-THE-MONEY
                       SHARES ACQUIRED ON      VALUE REALIZED        OPTIONS/SARS AT        OPTIONS/SARS AT
        NAME              EXERCISE (#)              ($)                 FY-END(#)              FY-END($)
         (a)                   (b)                  (c)                    (d)                   (e)
---------------------- -------------------- --------------------- ---------------------- ----------------------
                                                                       EXERCISABLE/           EXERCISABLE/
                                                                       UNEXECISABLE          UNEXERCISABLE
Brian Bookmeier              125,000                 0                  125,000/0                 0/0
Alan Korby                   125,000                 0                  125,000/0                 0/0
Matthew Gietzen              125,000                 0                  125,000/0                 0/0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table identifies each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's common stock on October 2, 1998, each director of the Company and all the directors and officers of the Company as a group, and sets forth the number of shares of the Company's common stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding common stock owned by each such person and such group. In all cases, the named person has sole voting power and sole investment power of the securities, unless otherwise specified.

                                                                                Percentage of
Name and Address                    Number of Shares of Common                  Outstanding
of Beneficial Owner                 Stock Beneficially Owned(1)                 Common Stock Owned
-------------------                 ---------------------------                 ------------------
Brian D. Bookmeier                          699,167                                     5.9%
19327 Augusta Drive
Livonia, MI  48152 (2)

Matthew Gietzen                             699,167                                     5.9%
23307 Mystic Street
Novi, MI   48375 (2)

Fred  Kassner                             3,451,950                                    28.2%
59 Spring Street
Ramsey, NJ 07446 (3)

Alan M. Korby                               699,167                                     5.9%
23705 Winter Green Circle
Novi, MI 48375 (2)

James Linesch                               156,823                                     1.4%
3401 Walnut Avenue
Manhattan Beach, CA 90266 (4)

Robert L.Moody, Jr.                         607,560                                     5.1%
2302 Post Office Street, Suite 601
Galveston, TX 77550 (3)

Robert M. Rubin                             613,798                                     5.3%
6060 Kings Gate Circle
Delray Beach, FL 33484 (3)

Damon D. Testaverde                         407,372                                     3.5%
580 Oak Dale Street
Staten Island, NY 30312 (3)(4)

All officers and directors                7,335,004                                    54.6%
as a group (3 persons)                    ---------                                    -----
(2)(4)


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

(2) Includes (i) 333,334 shares of Common Stock held by Mr. Korby as well as 166,666 shares of Common Stock issuable to Mr. Korby upon conversion of his 333,333 shares of Series B Preferred Stock, (ii) 338,333 shares of Common Stock held by Mr. Bookmeier as well as 166,667 shares of Common Stock issuable to Mr. Bookmeier upon conversion of his 333,334 shares of Series B Preferred Stock. Also includes options to purchase 125,000 shares of Common Stock at $1.35 per share, granted to each of Messrs. Korby and Bookmeier in connection with the waiver of certain cash compensation in 1996. 39,179 of the shares of Common Stock issued to each of Messrs. Korby and Bookmeier (78,358 shares in the aggregate), have been pledged to Barbara Milinko to secure a $325,000 note payable to Ms. Milinko by Messrs. Korby, Bookmeier and Gietzen. In mutual consideration of the promises contained in the Agreements severance payments,Messrs. Korby and Gietzen were issued 84,166 shares of Tadeo Common Stock for the purchase price of $1 per share.

(3) For Mr. Kassner, includes 642,535 shares of Common Stock underlying the Company's publicly-traded Class A Warrants and 100,000 shares of Common Stock underlying Warrants granted in connection with certain financial accommodations granted by Mr. Kassner related to the release of security interests in Company assets. For Mr. Moody, includes Class A warrants to purchase an aggregate of 307,560 shares of Company Common Stock. For Mr. Rubin, includes the shares underlying 100,000 warrants granted in connection with the waiver of defaults under then existing indebtedness. For Mr. Testaverde, includes the shares underlying 150,000 warrants granted in connection with the waiver of defaults under then existing indebtedness.

(4) Includes 20,000 options granted to each Messrs. Linesch and Testaverde (10,000 exercisable at $1.81 per share of Common Stock and of 10,000 exercisable at $ .97 per share of Common Stock) under the Company's 1997 Non-Employee Director's Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In April 1996, Fred Kassner exchanged $ 776,482 of indebtedness in consideration for: the exercise of 450,000 Warrants at an exercise price of $1.00 per share to acquire 450,000 shares of common stock; and the exercise of 217,655 Class B Warrants at an exercise price of $1.50 per share, to acquire 217,655 shares of common stock and the acquisition of 217,655 Class A Warrants. In July 1998, the Company completed a private placement of 136,837 shares of Common Stock at $1.50 per share to Mr. Kassner.

         See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning loans made to the Company by certain members of Company management and by principal stockholders of the Company.


















         (The remainder of this page has been intentionally left blank)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - SEE, ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

(B)   EXHIBITS,

NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3.1(a)   Certificate of Incorporation of the Company. (1)

3.1(b)   Certificate of Renewal of Charter of the Company. (1)

3.1(c)   Certificate of Amendment of Charter of the Company. (3)

3.1(d)   Certificate of Amendment of Charter of the Company.

3.1(e) Certificate of Amendment to Certificate of Designations of Charter of the Company.

3.2      By-Laws of the Company. (3)

3.3      Certificate of Designations, Preferences and Relative,
         Participating, Optional or other special rights of Series A Redeemable Preferred Stock. (9)

3.4      Certificate of Designations, Preferences and Relative,
         Participating, Optional or other special rights of Series B Convertible Preferred Stock. (9)

4.1(a)   Specimen Certificate of the Company's Common Stock. (2)

4.1(b)   Specimen of Redeemable Common Stock Purchase Warrant. (5)

4.2 Form of Warrant Agent Agreement between the Company and American Stock Transfer Company. (2)

4.3      Form of Underwriter's Warrant Agreement. (6)

4.4 1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement. (2)

4.5      1998 Non-Employee Director Stock Option Plan. (18)

10.1 Voting Agreement, dated April 12, 1995, by and among Messrs. Rubin,Testaverde, Korby, Bookmeier and Gietzen. (12)

10.2     Management Non-Qualified Stock Option Plan. (5)

10.3 Stock Option Agreement, dated as of February 8, 1994, by and between the Company and Edward T. Buchholz. (7)

10.4 Loan Agreement, dated April 28, 1995, by and among Fred Kassner ("Lender"), the Company, USCM and PCS., Inc. - West (all Schedules omitted). (12)

10.5 Warrant Agreement, dated April 28, 1995, by and between the Company and Fred Kassner ("Lender"). (12)

10.6 Registration Rights Agreement, dated April 28, 1995, by and between the Company and Lender. (12)

10.7 Loan Agreement, dated July 14, 1995, by and among the Company, USCM and PCS., Inc. - West (all Schedules omitted). (11)

10.8 Security Agreement, dated July 14, 1995, by and among Lender, the Company, USCM and PCS, Inc. - West. (11)

10.9 Warrant Agreement, dated July 14, 1995, by and between the Company and Lender. (11)

10.10 Registration Rights Agreement, dated July 14, 1995, by and between the Company and Lender. (11)

10.11 Amendment to Loan Agreement dated as of January 17, 1996 by and among the Company, the providers and Fred Kassner. (14)

10.12 Stock Pledge Agreement dated January 17, 1996 by and between the Company, USC-Michigan, Inc. (One of the Providers) and Lender.(14)

10.13 Letter agreement dated August 29, 1996 by and between the Company and Lender, in respect of certain events of default and the issuance of certain Common Stock purchase warrants. (15)

10.14 Promissory Note, dated February 21, 1996 in $500,000 principal amount made by the Company to H. T. Ardinger. (17)

10.15 Letter agreement dated August 29, 1996 by and between the Company and Fred Kassner, in respect of certain events of default and the issuance of certain Common Stock purchase warrants. (15)

10.16 Agreement and Plan of Merger between the Company and Gainor Medical Management, LLC, as amended, dated November 14, 1997. (17)

10.17    Closing Agreement dated January 28, 1998. (18)

10.18    Termination Agreement of Edward Buchholz, dated January 28, 1998. (18)

10.19    Termination Agreement of Tod Robinson, dated January 28, 1998. (18)

10.21 Employment Termination Agreement, dated July 10, 1998, by and among the Company and Mr. Alan Korby.

10.22 Employment Termination Agreement, dated July 10, 1998, by and among the Company and Mr. Matthew Gietzen.

10.23 Employment Termination Agreement, dated July 10, 1998, by and among the Company and Mr. Brian Bookmeier.

22.      Subsidiaries.

------------------

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

5. Incorporated by reference, filed as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on December 4, 1992.

6. Incorporated by reference, filed as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on December 8, 1992.

7. Incorporated by reference, filed as an Exhibit to the Company's Report on Form 8- K, filed on February 23, 1994.

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

16. Incorporated by reference, filed as an exhibit to the Company's Current Report on Form 10-QSB, filed on November 14, 1996.

17. Incorporated by reference, filed as an exhibit to the Company's definmitive Proxy Statement, filed on December 24, 1998.

18. Incorporated by reference, filed as an exhibit to the Company's Report on Form 10-Q, filed on December 24, 1998.

(b) EXHIBITS      LIST OF REPORTS ON FORM 8-K

                There were no reports on Form 8-K filed during the quarter ended June 30, 1998.




         (The remainder of this page has been intentionally left blank)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 1998                       TADEO HOLDINGS, INC.



                                              By:
                                                 ------------------------------
                                                 Brian Bookmeier, President and
                                                 Chief Executive Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

         SIGNATURES                         TITLE                    DATE

/s/                                 President, Chief            October 13, 1998
-----------------------------       Executive Officer, Acting
Brian Bookmeier                     Chief Financial Officer
                                    and Director

/s/                                  Director                   October 13, 1998
-----------------------------
James Linesch

/s/
-----------------------------       Director                     October 13,1998
Damon Testaverde