Form 10-K/A
period 1998-09-30
TADEO HOLDINGS INC
filed 1998-10-16
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

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

         In addition to offsets for customary indemnification's under the Asset Purchase Agreement among the parties, dated November 14, 1997, the principal amount of the Note is subject to reduction in the event that (i) such principal amount does not equal at least 75% of Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note will be reduced by the difference between 75% of such revenues and $17,000,000, (ii) Gainor is not able to collect at least $5.75 million from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note will be reduced by the difference between $5.75 million and the amount of receivables actually collected, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. - West become customers of Gainor, in which event the Note will be reduced by $600 for each former customer of PCS, Inc. - West less than the minimum 3,334 who fails to transfer to Gainor, up to a maximum amount of $2,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998 the Company's existing cash consisted of approximately $2.4 million. See Part I, "Item 1., Business, General," for information concerning the sale of the Company's operating assets to Gainor in the Transaction. In addition to the cash received at the closing of the Transaction, as part of the Transaction consideration, Gainor issued to the Company the $17,000,000 convertible subordinated promissory Note. The Note bears interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter until payment in full of the principal balance no later than January 28, 2003. Prior to its maturity, the Note may be converted into equity securities of Gainor, at the election of the Company, upon the successful completion of a public offering of such equity securities by Gainor, subject to certain restrictions. In addition to offsets for customary indemnification's under the Asset Purchase Agreement among the parties, dated November 14, 1997, the principal amount of the Note is subject to reduction in the event that (i) such principal amount does not equal at least 75% of Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note will be reduced by the difference between 75% of such revenues and $17,000,000, (ii) Gainor is not able to collect at least $5.75 million from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note will be reduced by the difference between $5.75 million and the amount of receivables actually collected, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. - West (a former operating subsidiary) become customers of Gainor, in which event the Note will be reduced by $600 for each former customer of PCS, Inc. - West less than the minimum 3,334 who fails to transfer to Gainor, up to a maximum amount of $2,000,000.


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

         An aggregate sum of 229,950 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") was redeemed, evidencing all outstanding shares of Series A Preferred Stock, in September 1998. The Company was able to redeem the outstanding Series A Preferred Stock, which otherwise would have obligated the Company to pay $1,149,745 in aggregate redemption payments through March 2001, by converting such Series A Preferred Stock, under the terms of its charter, into 1,363,163 shares of Common Stock.

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

         The sale price for the business was $34,000,000, consisting of a $17,000,000 Note and $17,000,000 in cash, subject to adjustments, such that the cash portion would equal the Net Asset Value at closing. The sale price was settled through a cash payment of approximately $8.2 million for the Net Asset Value, and the issuance of Gainor's Note to the Company for $17 million, subject to adjustments.

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

         In September 1998, Gainor notified the Company that the assignment of benefits provision is currently at the maximum adjustment level of $2,000,000. Gainor made a $559,800 downward adjustment to the Note principal, and granted an extension until November 21, 1998 of the time for a sufficient number of assignments of benefits to be received by Gainor in order to avoid further downward adjustment to the Note principal. Gainor had previously reduced the Note balance by approximately $145,000, for what were claimed to be unrecorded purchase date accruals, as an adjustment to the closing balance sheet under the Asset Purchase Agreement. In addition, Gainor notified the Company that as of August 31, 1998, (i) its collection of receivables purchased from the Company pursuant to the Asset Purchase Agreement were behind schedule that, on an annualized basis, would result in collecting more than $5.75 million of such account, and (ii) its generation of revenues from operation of the purchased business was not as anticipated, either of which could result in additional downward adjustments to the Note principal under the terms of the Asset Purchase Agreement.

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

         For disclosure purposes, the fair value of each option is measured an the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended June 30, 1998, 1997 and 1996, respectively: annual dividends of $0.00 for all years; expected volatility of 86.3% for all years; risk free interest rate of 7.0% for all years, and expected life of five years for all years.

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
                                    =========       =========         ==============

           The following table summarizes information about stock options outstanding at June 30, 1998:

                                                       Weighted Average
Range of Average                                       Remaining Contractual
Exercise Prices                 Outstanding            Life in Years
----------------                -----------            ---------------------

$1.00 - $2.50                    1,412,666                     4.26
-------------                    ---------                     ----

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