Form 10-Q
period 1998-09-30
TADEO HOLDINGS INC
filed 1998-11-19
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1998

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




         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of November 9, 1998 was 15,042,813.









                                     1 of 13

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                         Number

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 1998
              and June 30, 1998                                             3

         Consolidated Statement of Operations - For the three
              months ended September 30, 1998 and 1997                      4

         Consolidated Statement of Cash Flows - For the
              three months ended September 30, 1998 and 1997                5

         Notes to Consolidated Financial Statements                    6 - 10

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                           10 - 11
         ----------------------------------


PART II - OTHER INFORMATION                                           11 - 12


SIGNATURE                                                                  13





                                     2 of 13

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                              September 30,               June 30,
                                ASSETS                                                           1998                       1998
                                                                                               ----------                ----------
CURRENT ASSETS:
     Cash                                                                       $               1,620,758 $               2,406,045
     Marketable securities                                                                      2,000,000                         0
     Interest receivable                                                                          266,000                   276,005
     Note receivable - officer                                                                          0                   162,627
     Note receivable - other                                                                      550,000                         0
                                                                                               ----------                ----------
            TOTAL CURRENT ASSETS                                                                4,436,758                 2,844,677

LONG--TERM NOTE RECEIVABLE                                                                      6,000,000                 6,000,000

PROPERTY AND EQUIPMENT
     net of accumulated depreciation of $9,588 and $8,599, respectively                             9,337                    10,326


DEPOSITS AND OTHER ASSETS                                                                           9,834                     9,834
                                                                                               ----------                ----------
                                                                                $              10,455,929 $               8,864,837
                                                                                               ==========                ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                      $                  84,072 $                  41,269
     Notes payable - current portion                                                               70,524                    85,760
     State audit reserves                                                                         700,000                   700,000
     Accrued termination costs, short-term                                                        387,543                   784,053
                                                                                               ----------                ----------
            TOTAL CURRENT LIABILITIES                                                           1,242,139                 1,611,082

ACCRUED TERMINATION COSTS, long-term                                                              225,000                   280,209
LONG TERM NOTES PAYABLE, net of current portion                                                         0                    23,260
REDEEMABLE PREFERRED STOCK, Series A                                                                    0                 1,219,141

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, Series B Cumulative Convertible, $.0001 par value,
         10,000,000 shares authorized, 1,000,000 shares issued
         and outstanding                                                                          505,000                   505,000
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         12,747,913 shares issued and outstanding as of  September 30, 1998                         1,274                       972
     Additional paid-in capital                                                                17,728,038                14,045,838
     Accumulated earnings/(deficit)                                                            (9,245,522)               (8,820,665)
                                                                                               ----------                ----------
            TOTAL STOCKHOLDERS' EQUITY                                                          8,988,790                 5,731,145
                                                                                               ----------                ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $              10,455,929 $               8,864,837
                                                                                               ==========                ==========
                 See notes to consolidated financial statements.



                     TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                                                               Three Months Ended September 30,
                                                                                              1998                         1997
                                                                                       ---------------              ---------------
REVENUES                                                                   $                         0 $                          0

COST OF GOODS SOLD                                                                                   0                            0
                                                                                       ---------------              ---------------
     GROSS PROFIT                                                                                    0                            0

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                                   347,485                      533,723

SETTLEMENT OF EMPLOYMENT CONTRACTS,
     (NON-CASH)                                                                                327,501                            0
                                                                                       ---------------              ---------------
LOSS FROM OPERATIONS                                                                          (674,986)                    (533,723)

INTEREST INCOME, net                                                                           277,417                            0
                                                                                       ---------------              ---------------
INCOME/( LOSS) BEFORE DISCONTINUED OPERATIONS                                                 (397,569)                    (533,723)

DISCONTINUED OPERATIONS, net                                                                         0                     (111,634)
                                                                                       ---------------              ---------------
NET INCOME/( LOSS)                                                         $                  (397,569) $                  (645,357)


PER SHARE:
     Continuing                                                            $                     (0.04) $                     (0.07)
     Discontinued                                                                                     0                       (0.01)
                                                                                       ---------------              ---------------
NET INCOME/(LOSS) PER SHARE                                                $                     (0.04) $                     (0.08)
                                                                                       ---------------              ---------------
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN COMPUTATION                                                                    10,399,799                    9,724,579
                                                                                       ===============              ===============








                See notes to consolidated financial statements.

                                  Page 4 of 13



                     TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                                                                                 Three Months Ended September 30,
                                                                                                1998                        1997
                                                                                          ---------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/( loss)                                                        $               (397,569)$                  (645,357)
     Adjustments to reconcile net income/(loss)  to net cash from operating activities:
              Depreciation and amortization                                                         989                     163,040
              Settlement of employment contracts,
              (non-cash)                                                                        327,501                           0


     Changes in operating assets and liabilities:
          Decrease in interest receivable                                                        10,005                           0
          Increase in accounts payable                                                           42,803                           0
          (Decrease) in accrued termination costs                                              (451,719)                          0
          Changes in operating assets and liabilities of
              discontinued operations                                                                 0                   1,431,512
                                                                                          --------------              --------------
              Total adjustments                                                                 (70,421)                  1,594,552
                                                                                          --------------              --------------
          NET CASH  (USED IN) OPERATING ACTIVITIES                                             (467,990)                    949,195
                                                                                          --------------              --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                             0                     (78,999)
     (Increase) in note receivable                                                             (550,000)                          0
                                                                                          --------------              --------------
          NET CASH (USED IN) INVESTING ACTIVITIES                                              (550,000)                    (78,999)
                                                                                          --------------              --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) in notes payable                                                                (15,236)                          0
     Repayment/(Issuance) of related party loans                                                162,627                           0
     Repayment of revolving credit line                                                               0                    (689,589)
     Net proceeds from (repayment of) long-term debt                                            (23,260)                    (57,431)
     Net proceeds from the sale of Common Stock                                                 135,861                           0
     Dividends paid on Series A Preferred Stock                                                 (27,288)                    (49,998)
     Redemption of Series A Preferred Stock                                                           0                    (143,334)
                                                                                          --------------              --------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                             232,704                    (940,352)
                                                                                          --------------              --------------
NET INCREASE (DECREASE) IN CASH                                                                (785,287)                    (70,156)

CASH AT BEGINNING OF PERIOD                                                                   2,406,045                     541,814
                                                                                          --------------              --------------
CASH AT END OF PERIOD                                                          $              1,620,758 $                   471,658
                                                                                          ==============              ==============
                See notes to consolidated financial statements.



                              TADEO HOLDINGS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - September 30, 1998
                                   (UNAUDITED)








1.  Basis of Presentation

         Reference is made to the annual report on form 10-K of Tadeo Holdings, Inc. (the "Company") dated October 13, 1998 for the year ended June 30, 1998.

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

2. Discontinued Operations

         On January 28, 1998, the Company sold the operations of its previous business. Amounts in the prior year financial statements have been reclassified to present the previous operations as discontinued operations.

3. Marketable Securities

         On September 24, 1998, the Company completed a Stock Purchase Agreement, between Multimedia Access Corporation (MMAC) and Tadeo (the "Purchase Agreement"). MMAC purchased $2,000,000 worth of Tadeo Common Stock for $2,000,000 worth of MMAC Common Stock. The Company issued 1,240,310 shares of Tadeo Common Stock at the sale price of $1.6125 per share and received 1,000,000 shares of MMAC's Common Stock for the purchase price of $2.00 per share. The Company is carrying MMAC's Common Stock at cost. In the case of each corporation, the number of shares issued was less than 20% of the outstanding Common Stock of the issuer on September 24, 1998.

4. Business Acquisition

         On October 27, 1998, the Company completed the acquisition of Astratek, Inc., a New York corporation ("Astratek"). The Company acquired Astratek pursuant to a merger (the "Merger") of Astratek Acquisition Corp. ("AAC"), a wholly-owned subsidiary of the Company, with and into Astratek, with Astratek becoming the wholly-owned subsidiary of the Company, as the surviving corporation of the Merger. The Merger was effected in accordance with the Agreement and Plan of Merger (the "Merger Agreement"), dated as of

                                     6 of 13

October 23, 1998, among the Company, AAC, Astratek, and the shareholders of Astratek. Astratek develops software tools and related products for Internet and intranet technology and provides consulting and professional services for several major companies. As the Merger Consideration delivered to Astratek shareholders, the Company issued 2,294,900 shares of the Company's common stock in exchange for cancellation of all the issued and outstanding shares of the capital stock of Astratek prior to the Merger and the issuance of 100 shares of Astratek common stock to the Company post-Merger. The acquisition is accounted for as a pooling of interests business combination.

5. Note Receivable - Officer

         On August 28, 1998, the Note due from an Officer of the Company was repaid, together with interest at 12% per annum.

6. Note Receivable - Other

         On September 9, 1998, the Company loaned $250,000 to Azurel, LTD., a Delaware corporation, in consideration for a $250,000 promissory note from Azurel, LTD with interest at 20.8% per annum. The note was due on October 9, 1998, but was verbally extended until November 17, 1998. On July 28, 1998, the Company provided $300,000 to Astratek, Inc. to support its operations and working capital needs as short-term financing prior to consummation of the Merger. In October 1998, the Company advanced an additional $150,000 to Astratek for the same purpose.

7.  Earnings/(loss) per Share

         Earnings/(loss) per share are based on the weighted average number of common shares and common share equivalents outstanding during the period after giving effect for preferred stock dividends during the period.

8. Contingencies

Department of Health Services

         The Company's wholly-owned subsidiary has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's wholly-owned subsidiary's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company's wholly-owned subsidiary may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company's wholly-owned subsidiary maintains that it has conformed with pricing regulations because its prices are consistent within each of its wholly-owned operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal

                                     7 of 13
program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the
Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company's wholly-owned subsidiary appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an
Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company's wholly-owned subsidiary filed an appeal to the decision with the Superior Court for the County of Los Angeles. On January 4, 1999, the Superior Court will hold a hearing on the issue and rule at that time. The Company's wholly-owned subsidiary intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

         Based upon the above contingency, the Company's wholly-owned subsidiary has provided a reserve, in the event that a defense of its position does not prevail, of $700,000. Management believes that a total estimated settlement amount of $700,000, or 54% of the maximum amount demanded, is reasonable under the circumstances with respect to this matter. Unless the California two-tier pricing controversy is either settled of the related claims made by the State of California otherwise released prior to the maturity date of the Note delivered to the Company in partial consideration for the sale of assets pursuant to the terms of the Transaction, then the principal of the Note payable to the Company will be reduced by the amount then alleged to be owed to the State of California with respect to such controversy.

         On December 18, 1997, the Company's wholly-owned subsidiary underwent an audit by the Medi-Cal program. The purpose and scope of the audit was to determine if the Company's wholly-owned subsidiary's documentation supported reimbursement of the $653,990 in various sizes of disposable insulin syringes and $1,975,588 for blood glucose test strips that Medi-Cal had made to the Company's wholly-owned subsidiary from November 1, 1994 to April 30, 1996. As of June 9, 1998, DHS reported that its audit disputed reimbursement for an aggregate of $75,351. The Company's wholly-owned subsidiary has made a counteroffer of $50,000 to settle the case, but the DHS has rejected that offer. A formal hearing on this matter has been scheduled for December 8, 1998.

Medicare Part B

         The Company's wholly-owned subsidiary has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an

                                     8 of 13
overpayment to the Company's wholly-owned subsidiary may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. As of January 28, 1998 Medicare offset a total of $ 630,918 of the Company's wholly-owned subsidiary claims for payment. In the most recent correspondence from Medicare on this subject, it was claimed that on March 31, 1997 the Company's wholly-owned subsidiary owed a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company's wholly-owned subsidiary rebilled Medi-Cal $732,853 in February 1997 and $62,849 in March 1997.

         The Company's wholly-owned subsidiary, was previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services provided by the wholly-owned subsidiary and (ii) Medicare's payment to the Company's wholly-owned subsidiary for claims which were allegedly not properly subject to Medicare reimbursement. During fiscal 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from a continuation of this investigation has been made, and that amount withheld in July 1996. The Company's wholly-owned subsidiary went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,000 of withheld reimbursements, and on July 28, 1997 the Company's wholly-owned subsidiary received a partially favorable Hearing Decision. The Company's wholly-owned subsidiary received a refund on October 31, 1997, for $30,314 from Medicare Part B based upon the partially favorable Hearing Decision. The Company's wholly-owned subsidiary intends to appeal the partially unfavorable amount of $348,686 from the Hearing Officer's decision and has retained counsel to contest the decision in proceedings before an administrative law judge, where it is now pending. The Company cannot now determine when this matter will be finally resolved.

9. Termination Agreements

         The Company entered into the following contracts subsequent to the disposal of its business:

         A. With a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003. The Company has recorded the present value of this contract at $359,265, with the balance being $325,966 at September 30, 1998.

         B. With a former operating officer commencing March 1998, aggregating $151,000, payable in monthly installments of $12,625 through February 1999. The Company has recorded the present value of this contract at $143,603, with the balance being $61,577 at September 30, 1998.

         C. With three former officers dated July 1998, aggregating consideration of

                                     9 of 13

         $862,498, with $385,000 paid in August 1998, $225,000 settled through the issuance of notes payable due January 2000, bearing interest at 7% per annum and the $252,490 balance settled by exchanging cash severance payments for the direct issuance 168,332 shares of Common Stock (at $1.00 value per share) and the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1 per share. The Company has accrued the amounts related to these contracts as of September 30, 1998.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

Year 2000

         The Company had no on going operations during the first quarter of the fiscal year. In October 1998, the Company acquired Astratek, Inc.("Astratek"). Astratek, a wholly-owned subsidiary of the Company, develops software tools and related products for Internet and Intranet technology and provides consulting and professional services for several major companies. The Company will jointly develop a business plan with Astratek's management to address potential problems relating to year 2000 issues. The Company plans to work with its customers, suppliers and third party service providers to identify external and internal weaknesses and provide solutions which will prevent the disruption of Astratek's business operations. Astratek is currently implementing a new accounting system which is year 2000 compliant. The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources.

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

Results of Operations

         Since the Company has disposed of the operations of its previous business during January 1998, a comparison and discussion of the disposed of business with prior periods is not deemed to be relevant. The Company is presently collecting interest income on the Note received from the sale of its business and from cash received in connection with such sale. Such interest income amounted to $266,000 for the three month period ended September 30, 1998.

                                    10 of 13

General corporate overhead amounted to $674,986 for the three month period ended September 30, 1998 compared to $533,723 for the three month period ended September 30, 1997, a increase of $141,263, primarily due to a combination of items mentioned below in "Liquidity and Capital Resources".

Liquidity and Capital Resources

         As of September 30, 1998, the Company had working capital of $3,194,619, compared to working capital of $1,233,595 at June 30, 1998. The increase in working capital during the 1998 Three Month Period is primarily due to the $2,000,000 Stock Purchase Agreement (the"Purchase Agreement").
[See  Part II  "Item  5.  Other Information" for information concerning].

         Cash used in the operations during the 1998 Three Month Period was $467,990. This decrease in the Company's cash is primarily attributable to a combination of the lump sum severance payments aggregating $385,000 to Messrs. Brian Bookmeier, Alan Korby and Matthew B. Gietzen, and severance payments aggregating $30,532 to Edward Buchholz and $37,875 to Tod Robinson during the 1998 Three Month Period.

         An aggregate sum of 229,950 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") was redeemed, evidencing all outstanding shares of Series A Preferred Stock, during the 1998 Three Month Period. The Company was able to redeem the outstanding Series A Preferred Stock due to an amendment of its certificate of designations relating to the Series A Preferred Stock, which outstanding shares without redemption would have obligated the Company to pay $1,149,745 in aggregate redemption payments through March 2001. This redemption has improved the Company's cash flow during the 1998 Three Month Period.

         The Company acquired Astratek, Inc. by merger on October 27, 1998. Prior to consummation of this acquisition, the Company advanced working capital funds to Astratek in the form of loans. The Company anticipates that it will continue to supply working capital funding to Astratek in the future. Although the Company and Astratek management are currently working to develop operating budgets with respect to Astratek's future operations and its financing requirements, at this time the amount and the timing of any future financing of Astratek by the Company is unknown.

PART II - OTHER INFORMATION

Item 5.  Other Information

         On October 27, 1998, the Company completed the acquisition of Astratek, Inc., a New York corporation ("Astratek"). The Company acquired Astratek pursuant to a merger (the "Merger") of Astratek Acquisition Corp. ("AAC"), a wholly-owned subsidiary of the

                                    11 of 13

Company, with and into Astratek, with Astratek becoming the wholly-owned subsidiary of the Company, as the surviving corporation of the Merger. The Merger was effected in accordance with the Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 23, 1998, among the Company, AAC, Astratek, and the shareholders of Astratek. Astratek develops software tools and related products for Internet and intranet technology and provides consulting and professional services for several major companies. As the Merger Consideration delivered to Astratek shareholders, the Company issued 2,294,900 shares of the Company's common stock in exchange for cancellation of all the issued and outstanding shares of the capital stock of Astratek prior to the Merger and the issuance of 100 shares of Astratek common stock to the Company post-Merger. The acquisition is accounted for as a pooling of interests business combination.

         On September 24, 1998, the Company completed a Stock Purchase Agreement, between Multimedia Access Corporation (MMAC) and Tadeo (the "Purchase Agreement"). MMAC purchased $2,000,000 worth of Tadeo Common Stock for $2,000,000 worth of MMAC Common Stock. The Company issued 1,240,310 shares of Tadeo Common Stock at the sale price of $1.6125 per share and received 1,000,000 shares of MMAC's Common Stock for the purchase price of $2.00 per share. The Company is carrying MMAC's Common Stock at cost. In the case of each corporation, the number of shares issued was less than 20% of the outstanding Common Stock of the issuer on September 24, 1998.

Item 6.  Exhibits and reports on form 8-K

                  (a) Exhibits

                  27.0     Financial data schedule.




                                    12 of 13

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                              TADEO HOLDINGS, INC.





                              By:/s/Brian Bookmeier
                                            Brian Bookmeier
                                            President


Date: November 19, 1998


                                    13 of 13