Form 10-Q/A
period 1998-09-30
TADEO HOLDINGS INC
filed 1998-12-04
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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









                                     1 of 11

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





                                     2 of 11

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                              September 30,               June 30,
                                ASSETS                                                           1998                       1998
                                                                                               ----------                ----------
CURRENT ASSETS:
     Cash                                                                       $               1,620,758 $               2,406,045
     Marketable securities                                                                      2,000,000                         0
     Interest receivable                                                                          266,000                   276,005
     Note receivable - officer                                                                          0                   162,627
     Note receivable - other                                                                      550,000                         0
                                                                                               ----------                ----------
            TOTAL CURRENT ASSETS                                                                4,436,758                 2,844,677

LONG--TERM NOTE RECEIVABLE (face value $17,000,000)                                             6,000,000                 6,000,000

PROPERTY AND EQUIPMENT
     net of accumulated depreciation of $9,588 and $8,599, respectively                             9,337                    10,326


DEPOSITS AND OTHER ASSETS                                                                           9,834                     9,834
                                                                                               ----------                ----------
                                                                                $              10,455,929 $               8,864,837
                                                                                               ==========                ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                      $                  84,072 $                  41,269
     Notes payable - current portion                                                               70,524                    85,760
     State audit reserves                                                                         700,000                   700,000
     Accrued termination costs, short-term                                                        387,543                   784,053
                                                                                               ----------                ----------
            TOTAL CURRENT LIABILITIES                                                           1,242,139                 1,611,082

ACCRUED TERMINATION COSTS, long-term                                                              225,000                   280,209
LONG TERM NOTES PAYABLE, net of current portion                                                         0                    23,260
REDEEMABLE PREFERRED STOCK, Series A                                                                    0                 1,219,141

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

                                  Page 4 of 11



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

                                     6 of 11

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

8. Contingencies

Department of Health Services

         The Company's wholly-owned subsidiary has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's wholly-owned subsidiary's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company's wholly-owned subsidiary may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company's wholly-owned subsidiary maintains that it has conformed with pricing regulations because its prices are consistent within each of its wholly-owned operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal

                                     7 of 11
program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the
Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company's wholly-owned subsidiary appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an
Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company's wholly-owned subsidiary filed an appeal to the decision with the Superior Court for the County of Los Angeles. On January 4, 1999, the Superior Court will hold a hearing on the issue and rule at that time. The Company's wholly-owned subsidiary intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

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

Medicare Part B

         The Company's wholly-owned subsidiary has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an

                                     8 of 11
overpayment to the Company's wholly-owned subsidiary may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. As of January 28, 1998 Medicare offset a total of $ 630,918 of the Company's wholly-owned subsidiary claims for payment. In the most recent correspondence from Medicare on this subject, it was claimed that on March 31, 1997 the Company's wholly-owned subsidiary owed a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company's wholly-owned subsidiary rebilled Medi-Cal $732,853 in February 1997 and $62,849 in March 1997.

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

                                     9 of 11

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

10.  NOTE RECEIVABLE

     The Note is due from Gainor in connection with the sale of the Company's business in January 1998. The Note has a face amount of $17,000,000 and is due in January 2003. The Note bares interest at the rate of 7% for the first year and 8% per annum thereafter, with interest payable quarterly.

     The Asset Purchase Agreement states that the Note is subject to reduction by Gainor under each of the following circumstances:

          A) A failure to obtain the requisite number of assignments of benefits from former patients, with a maximum adjustment of $2,000,000.

          B) The failure of Gainor to collect a minimum of $5.75 million of purchased accounts receivable with the principal on the Note reduced by any short - fall.

          C) If 75% of the revenues achieved by the acquired business for the year subsequent to closing (the "Post Closing Revenue") does not equal at least $17,000,000 (the "Minimum Post Closing Revenue"), the principal of the Note will be reduced by any short-fall between Post Closing Revenue and the Minimum Post Closing Revenue."


     In September 1998, Gainor notified the Company that the assignment of benefits provision is currently at the maximum adjustment level of $2,000,000. Gainor made a $559,800 downward adjustment to the Note principal, and granted an extension until November 21, 1998 of the time for a sufficient number of assignments of benefits to be received by Gainor in order to avoid further downward adjustment to the Note principal. Gainor had previously reduced the Note balance by approximately $145,000, for what were claimed to be unrecorded purchase date accruals, as an adjustment to the closing balance set under the Asset Purchase Agreement. In addition, Gainor notified the Company that as of August 31, 1998, (i) its collection of receivables purchased from the Company pursuant to the Asset Purchase Agreement were behind schedule that, on an annualized basis, would result in collecting more than $5.75 million of such account, and (ii) its generation of revenues from operation of the purchased business was not as anticipated, either of which could result in additional downward adjustments to the Note principal under the terms of the Asset Purchase Agreement.

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

                                    10 of 11

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                              TADEO HOLDINGS, INC.





                              By:/s/Michael F. Niles
                                    Michael F. Niles
                                    Controller


Date: December 4, 1998


                                    11 of 11