Form 10-Q
period 1998-12-31
TADEO HOLDINGS INC
filed 1999-02-16
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1998

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




         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of February 12, 1999 was 15,042,813.










                                     1 of 15

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          Number

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 1998
and June 30, 1998                                                           3

Consolidated Statement of Operations - For the three
and six months ended December 31, 1998 and 1997                             4

Consolidated Statement of Cash Flows - For the
six months ended December 31, 1998 and 1997                                 5

Notes to Consolidated Financial Statements                              6 - 10

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation                                     11 - 14
----------------------------------


PART II - OTHER INFORMATION                                                 14


SIGNATURE                                                                   15






                                     2 of 15

                                  TADEO HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                              (Unaudited)

                                                                                              December 31,                  June 30,
                                                 ASSETS                                            1998                      1998
CURRENT ASSETS:
                                                                                               __________               ___________
     Cash                                                                       $               1,326,467 $               2,575,356
     Accounts receivable                                                                          241,800                    11,550
     Interest receivable                                                                          281,997                   276,005
     Note receivable - officer                                                                          0                   162,627
                                                                                               __________               ___________
            TOTAL CURRENT ASSETS                                                                1,850,264                 3,025,538

LONG--TERM NOTE RECEIVABLE ( face value $17,000,000)                                            6,000,000                 6,000,000

MARKETABLE SECURITIES                                                                           2,000,000                         0

PROPERTY AND EQUIPMENT
     net of accumulated depreciation of $36,383 and $25,976, respectively                          83,619                    79,966

CAPITALIZED SOFTWARE COSTS, net                                                                   902,378                   696,871

DEFERRED FINANCE COSTS                                                                             52,075                    67,079

DEPOSITS AND OTHER ASSETS                                                                          43,058                    43,058
                                                                                               __________               ___________
                                                                                $              10,931,394 $               9,912,512
                                                                                               ==========               ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $                 415,525 $                 451,106
     Accrued expenses                                                                             131,196                   150,425
     Notes payable - current portion                                                               95,727                   163,260
     State audit reserves                                                                         700,000                   700,000
     Current portion of long-term debt                                                                  0                   640,593
     Accrued termination costs, short-term                                                        336,030                   784,053
                                                                                               __________               ___________
            TOTAL CURRENT LIABILITIES                                                           1,678,478                 2,889,437

ACCRUED TERMINATION COSTS, long-term                                                              225,000                   280,209
LONG TERM NOTES PAYABLE, net of current portion                                                   361,779                    23,260
REDEEMABLE PREFERRED STOCK, Series A                                                                    0                 1,219,141

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, Series B Cumulative Convertible, $.0001 par value,
         10,000,000 shares authorized, 1,000,000 shares issued and outstanding                   505,000                   505,000
     Common stock, $.0001 par value, 40,000,000 shares authorized, 15,042,813 shares
         issued and outstanding as of  December 31, 1998                                           1,504                       972
     Additional paid-in capital                                                               17,797,413                14,115,443
     Accumulated earnings/(deficit)                                                           (9,637,780)               (9,120,950)
                                                                                               __________               ___________
            TOTAL STOCKHOLDERS' EQUITY                                                         8,666,137                 5,500,465
                                                                                               __________               ___________
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $             10,931,394  $              9,912,512
                                                                                               ==========               ===========
                               See notes to consolidated financial statements.

                                                Page 3 of 15

                                       TADEO HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (Unaudited)

                                                                      Three Months Ended December 31,  Six Months Ended December 31,
                                                                      -------------------------------  -----------------------------
                                                                               1998          1997            1998            1997
                                                                           ---------      ---------       ---------      ---------
REVENUES                                                                     603,634        220,488         967,228        348,529

COST OF GOODS SOLD                                                           101,895         71,126         285,749        171,758
                                                                           ---------      ---------       ---------      ---------
     GROSS PROFIT                                                            501,739        149,362         681,479        176,771
                                                                           ---------      ---------       ---------      ---------
OPERATING EXPENSES:
     Selling, general and administrative                                     741,896        788,701       1,303,393      1,527,835
     Research and development                                                 31,248         14,460          62,496         29,460
     Depreciation and amortization                                             4,242          3,760          10,408          6,988
                                                                           ---------      ---------       ---------      ---------
     TOTAL OPERATING EXPENSES                                                777,386        806,921       1,376,297      1,564,283
                                                                           ---------      ---------       ---------      ---------
SETTLEMENT OF EMPLOYMENT CONTRACTS,
     (NON-CASH)                                                                    0              0         327,501              0

                                                                           ---------      ---------       ---------      ---------
INCOME (LOSS) FROM OPERATIONS                                               (275,647)      (657,559)     (1,022,319)    (1,387,512)

INTEREST INCOME, net                                                         274,669              0         532,777            929
                                                                           ---------      ---------       ---------      ---------
NET LOSS                                                                        (978)      (657,559)       (489,542)    (1,386,583)
                                                                            ========      =========       =========      =========
NET LOSS PER SHARE - basic and diluted                                          (0.0)          (0.7)           (0.4)         (0.15)
                                                                            ========      =========       =========      =========
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN COMPUTATION                                                  10,399,799       9,724,579     12,459,027      9,724,579
                                                                            ========      =========       =========      =========



                                           See notes to consolidated financial statements.

                                  Page 4 of 15

                                          TADEO HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (Unaudited)
                                                                                                  Six Months Ended December 31,
                                                                                          ------------------------------------------
                                                                                                 1998                        1997
                                                                                           ---------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/( loss)                                                        $               (489,542)    $            (1,608,932)
                                                                                           ---------------              ------------
     Adjustments to reconcile net income/(loss)  to net cash from operating activities:
              Depreciation                                                                       10,408                     334,653
              Amortization of deferred finance costs and debt dsicount                           37,853                           0
              Amortization of Capitalized software costs                                        244,989                      19,212
              Settlement of employment contracts,
              (non-cash)                                                                        327,501                           0

     Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                           (230,250)                    765,680
          (Increase) in interest receivable                                                      (5,992)                          0
          Additions to capitalize software costs                                             (1,147,367)                   (288,573)
          Decrease in prepaid expenses                                                                0                       1,165
          (Increase) in deferred finance costs                                                 (108,000)                          0
          Decrease in other assets                                                                    0                       7,905
          (Decrease) Increase in accounts payable                                               (35,581)                    151,048
          (Decrease) Increase in accrued expenses                                               (19,229)                    422,935
          (Decrease) in accrued termination costs                                              (503,232)                          0
                                                                                           ---------------              ------------
              Total adjustments                                                              (1,428,900)                  1,414,025
                                                                                           ---------------              ------------
          NET CASH  (USED IN) OPERATING ACTIVITIES                                           (1,918,443)                   (194,907)
                                                                                           ---------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                      (120,002)                   (131,984)
                                                                                           ---------------              ------------
          NET CASH (USED IN) INVESTING ACTIVITIES                                              (120,002)                   (131,984)
                                                                                           ---------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in notes payable                                                                  (67,533)                          0
     Repayment/(Issuance) of related party loans                                                162,627                           0
     Proceeds from debt financing                                                               818,567                     343,306
     Borrowing of revolving credit line                                                               0                     197,819
     Net proceeds from (repayment of) long-term debt                                           (302,074)                   (107,021)
     Net proceeds from the sale of Common Stock                                                 205,256                       2,005
     Dividends paid on Series A Preferred Stock                                                 (27,288)                    (98,228)
     Redemption of Series A Preferred Stock                                                           0                    (240,103)
                                                                                           ---------------              ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                             789,555                      97,778
                                                                                           ---------------              ------------
NET INCREASE (DECREASE) IN CASH                                                              (1,248,889)                   (229,113)

CASH AT BEGINNING OF PERIOD                                                                   2,575,356                     904,062
                                                                                           ---------------              ------------
CASH AT END OF PERIOD                                                          $              1,326,467     $               674,949
                                                                                           ===============              ============
                                                See notes to consolidated financial statements.

                                                                                                      Six Months Ended December 31,
                                                                                                     -------------------------------
                                                                                                          1998            1997
                                                                                                     -------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for interest and finance charges                                 $              0 $        260,119


     During the six months ended December 31, 1998, the Company paid approximately $390,000 in income taxes applicable to the year ended June 30,1998



                              TADEO HOLDINGS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - December 31, 1998
                                   (UNAUDITED)



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

2.  Loss Per Share

         Loss Per Share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period. Potential common shares are not included for loss periods as such inclusion would be anti-dilutive.

3. Marketable Securities

         On September 24, 1998, the Company completed a Stock Purchase Agreement, between Multimedia Access Corporation (MMAC) and Tadeo (the "Purchase Agreement"). MMAC purchased $2,000,000 worth of Tadeo Common Stock for $2,000,000 worth of MMAC Common Stock. The Company issued 1,240,310 shares of Tadeo Common Stock at the sale price of $1.6125 per share and received 1,000,000 shares of MMAC's Common Stock for the purchase price of $2.00 per share. The Company is carrying MMAC's Common Stock at cost, approximately the market value. In the case of each corporation, the number of shares issued was less than 20% of the outstanding Common Stock of the issuer on September 24, 1998. The Company plans on retaining the 1,000,000 shares of MMAC for investment purposes.

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

                                     6 of 15

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

5. Note Receivable - Officer

         On November 25, 1998, the Note due from an Officer of the Company was repaid, together with interest at 12% per annum.

6. Note Receivable - Other

         On September 9, 1998, the Company loaned $250,000 to Azurel, LTD., a Delaware corporation, in consideration for a $250,000 promissory Note from Azurel, LTD with interest at 20.8% per annum. The Note was due on October 9, 1998, but was verbally extended until November 19, 1998. On November 19, 1998, $200,000 of the Note due from Azurel, LTD was repaid together with interest at
20.8 per annum. On November 30, 1998, the Company loaned an additional $100,000 to Azurel, LTD in consideration for a $150,000 promissory Note from Azurel, LTD with interest at 20.8% per annum. (which Note replaced the Note from Azurel, LTD dated September 9, 1998).

7. Contingencies

Department of Health Services

         The Company's wholly-owned subsidiary has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's wholly-owned subsidiary's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company's wholly-owned subsidiary may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company's wholly-owned subsidiary maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued

                                     7 of 15
an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company's wholly-owned subsidiary appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company's wholly-owned subsidiary filed an appeal to the decision with the Superior Court for the County of Los Angeles. On January 4, 1999, the Superior Court held a hearing on the issue and ruled at that time. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. In March 1999 the Company's wholly-owned subsidiary will file an appeal to the Superior Court's decision with the California Court of Appeals. The Company's wholly-owned subsidiary intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

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

         On December 18, 1997, the Company's wholly-owned subsidiary underwent an audit by the Medi-Cal program. The purpose and scope of the audit was to determine if the Company's wholly-owned subsidiary's documentation supported reimbursement of the $653,990 in various sizes of disposable insulin syringes and $1,975,588 for blood glucose test strips that Medi-Cal had made to the Company's wholly-owned subsidiary from November 1, 1994 to April 30, 1996. As of June 9, 1998, DHS reported that its audit disputed reimbursement for an aggregate of $75,356. The Company's wholly-owned subsidiary has made a counteroffer of $50,000 to settle the case, but the DHS has rejected that offer. The formal hearing on this matter has been scheduled for December 8, 1998. The Company withdrew its appeal prior to the hearing based upon the settlement amount, and has accepted the $75,356 as the final administrative decision.

Medicare Part B

         The Company's wholly-owned subsidiary has undergone an audit by Medicare covering the charges submitted for reimbursement in the Western region (Region D) during the period January 1, 1994 through December 31, 1995. Medicare determined that an overpayment to the Company's wholly-owned subsidiary may have occurred as a result of the use of a superseded diagnosis code on claims submitted. The claims in question were

                                     8 of 15
originally submitted to Medicare in order to gain a denial of charges so that an alternative carrier could be validly billed, since a denial is required by certain intermediaries prior to billing for certain charges. Medicare may have inappropriately made reimbursements on these charges. In November 1996 Medicare issued a demand for refund of $795,702 plus interest of $35,475. As of January 28, 1998 Medicare offset a total of $ 630,918 of the Company's claims for payment. In the most recent correspondence from Medicare on this subject, it was claimed that on March 31, 1997 the Company's wholly-owned subsidiary owed a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. The Company rebilled Medi-Cal $732,853 in February 1997 and $62,849 in March 1997.

         The Company's wholly-owned subsidiary was previously the subject of an investigation by Medicare for (I) Medicare's alleged overpayment for products and services provided by the wholly-owned subsidiary and (ii) Medicare's payment to the Company's wholly-owned subsidiary for claims which were allegedly not properly subject to Medicare reimbursement. During fiscal 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from a continuation of this investigation has been made, and that amount withheld in July 1996. The Company's wholly-owned subsidiary went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,000 of withheld reimbursements, and on July 28, 1997 the Company received a partially favorable Hearing Decision. The Company's wholly-owned subsidiary received a refund on October 31, 1997, for $30,314 from Medicare Part B based upon the partially favorable Hearing Decision. The Company's wholly-owned subsidiary intends to appeal the partially unfavorable amount of $348,686 from the Hearing Officer's decision and has retained counsel to contest the decision in proceedings before an administrative law judge, where it is now pending.

8.  Termination Agreements

         The Company entered into the following contracts subsequent to the disposal of its business:

         A. With a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003. The Company has recorded the present value of this contract at $359,265, with the balance being $311,092 at December 31, 1998.

         B. With a former operating officer commencing March 1998, aggregating $151,000, payable in monthly installments of $12,625 through February 1999. The Company has recorded the present value of this contract at $143,603, with the balance being $24,938 at December 31, 1998.

         C. With three former officers dated July 1998, aggregating consideration of $862,498, with $385,000 paid in August 1998, $225,000 settled through the issuance of notes payable due January 2000, bearing interest at 7% per annum and the $252,490 balance settled by exchanging cash severance payments for the direct

                                     9 of 15
         issuance of 168,332 shares of Common Stock (at $1.00 value per share) and the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1 per share. The Company has accrued the amounts related to theses contracts as of September 30, 1998.

9.       Note Receivable

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

         The Asset Purchase Agreement states that the Note is subject to reduction by Gainor under each of the following circumstances:

         A) A failure to obtain the requisite number of assignments of benefits form former patients, with a maximum adjustment of $2,000,000.

         B) The failure of Gainor to collect a minimum of $5.75 million of purchased accounts receivable with the principal on the Note reduced by any short-fall.

         C) If 75% of the revenues achieved by the acquired business for the year subsequent to closing (the "Post Closing Revenue") does not equal at least $17,000,000 (the "Minimum Post Closing Revenues"), the principal of the Note will be reduced by any short-fall between Post Closing Revenue and the Minimum Post Closing Revenue.

         In September 1998, Gainor notified the Company that the assignment of benefits provision is currently at the maximum adjustment level of $2,000,000. Gainor made a $559,800 downward adjustment to the Note principal, and granted an extension until November 21, 1998 of the time for a sufficient number of assignments of benefits to be received by Gainor in order to avoid further downward adjustment to the Note principal. Gainor had previously reduced the Note balance by approximately $145,000, for what were claimed to be unrecorded purchase date accruals, as an adjustment to the closing balance sheet under the Asset Purchase Agreement. In addition, Gainor notified the Company that as of August 31, 1998, (I) its collection of receivables purchased from the Company pursuant to the Asset Purchase Agreement were behind schedule such that, on an annualized basis, collection would result in less than $5.75 million for such account, and (ii) its generation of revenues from operation of the purchased business was not as anticipated, both of which resulted in additional downward adjustments to the Note principal under the terms of the Asset Purchase Agreement.

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

                                    10 of 15

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

Year 2000

         The Company had no going operations during the first quarter of the fiscal year. In October 1998, the Company acquired Astratek, Inc. ("Astratek"). Astratek, a wholly-owned subsidiary of the Company, develops software tools and related products for Internet and Intranet technology and provides consulting and professional services for several major companies. The Company will jointly develop a business plan with Astratek's management to address potential problems relating to year 2000 issues. The Company plans to work with its customers, suppliers and third party service providers to identify external and internal weaknesses and provide solutions which will prevent the disruption of Astratek's business operations. Astratek is currently implementing a new accounting system which is year 2000 compliant. The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources.

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

General

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

                                    11 of 15

         As a result of the Astratek acquisition being accounted for as a pooling of interest business combination, the historical pre-acquisition financial results of Astratek are compared below with the Company's results of operations for the three and six month periods ended December 31, 1998.

Results of Operations

         The three months ended December 31, 1998 (the "1998 Three Month Period") as compared to the three months ended December 31, 1997 (the "1997 Three Month Period")

         Revenue for the 1998 Three Month Period was $603,634, an increase of $383,146, or 173%, from the 1997 Three Month Period. Several factors are contributing to this increase. Revenue associated with the Visual Audit product that is sold by Viasoft increased $121,834 during the 1998 Three Month Period, or a 100% increase over the 1997 Three Month Period, and revenue associated with professional services provided to various clients increased by $261,313 during the 1998 Three Month Period, or a 260% increase over the 1997 Three Month Period.


         Total cost of goods sold during the 1998 Three Month Period were $101,895, representing costs of approximately 17% of revenue for the period, while total cost of goods sold for the 1997 Three Month Period were $71,126 or approximately 32% of revenue. This 15% favorable variance as a percent of revenue is in part the result of increased Visual Audit product sales by Viasoft and an increased operational awareness of recognizing capitalized software costs and improving the process by which costs are tracked.

         Selling, general and administrative expenses during the 1998 Three Month Period decreased to $ 741,896, as compared to $788,701 during the 1997 Three Month Period. Contributing to the Company's favorable variance is the capturing of capitalized software costs that were once recognized as expenses aggregating $83,000.

         Other income and expenses include interest income aggregating $293,213 and interest expense totaling $18,544, during the 1998 Three Month Period as compared to the 1997 Three Month Period in which these items did not exist.

         Net loss for the 1998 Three Month Period of $978 is primarily attributable to the existence of total operating expenses without the increased generation of operating revenues to offset such expenses.

The six months ended December 31, 1998 (the "1998 Six Month Period") as compared to the six months ended December 31, 1997 (the "1997 Six Month Period")

         Revenue for the 1998 Six Month Period was $967,228, an increase of $618,699, or 178 percent from the 1997 Six Month Period. Several contributing factors favorably impacted revenue: an increase of $178,835 in revenue during the 1998 Six Month Period, or 149% increase from the 1997 Six Month Period from Visual Audit sales and an increase of $439,864 in professional services fees from clients during the 1998 Six Month Period.(a

                                    12 of 15

192% increase from the 1997 Six Month Period)

         Total cost of goods sold during the 1998 Six Month Period were $285,749, representing costs of approximately 30% of revenue for the period, while total cost of goods sold for the 1997 Six Month Period were $171,758 or approximately 49% of revenue. A contributing factor relates to the improved process by which operations record and capture capitalized software costs as it relates to consultants expenses during the 1998 Six Month Period. Additionally, the favorable revenue realized during the 1998 Six Month Period as mentioned above, contributes to lowering cost of goods sold by 3% for every $100,000 above the revenue generated during the 1997 Six Month Period.

         Total operating expenses during the 1998 Six Month Period decreased to $1,376,297, or 142% of revenue, as compared to $1,564,283, or 449% of revenue, during the 1997 Six Month Period. As mentioned above, a contributing factor relates to the improved process by which operations record and capture capitalized software costs as it relates to salary expenses during the 1998 Six Month Period.

         Other income and expenses include interest income of $570,630 during the 1998 Six Month Period compared to $929 during the 1997 Six Month Period. Interest expense was $37,853 during the 1998 Six Month Period and during the 1997 Six Month Period the expense did not exist.

         Net loss for the 1998 Six Month Period of $489,542 is primarily attributable to the losses from operations, in the amount of $694,818, and the non-cash transaction of $327,501.

Liquidity and Capital Resources

         As of December 31, 1998, the Company had working capital of $171,786, compared to working capital of $136,101 at June 30, 1998. The increase in working capital during the 1998 Six Month Period is primarily due to an increase in interest receivable and accounts receivable.

         Cash used in operations during the 1998 Six Month Period was $1,918,443 as compared to cash used by operations of $194,907 during the 1997 Six Month Period. This increase is partially attributable to a combination of: a lump sum payment aggregating $385,000, a $252,490 balance settled by exchanging cash severance payments for the direct issuance of 168,332 shares of Common Stock (at $1.00 value per share) and the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1 per share to Messrs. Brian Bookmeier, Alan Korby and Matthew B. Gietzen; and severance payments aggregating $53,433 to Edward Buchholz and $75,750 to Tod Robinson during the 1998 Six Month Period.

         An aggregate sum of 229,950 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") was redeemed, evidencing all outstanding shares of Series A preferred Stock during the 1998 Six Month Period. The Company was able to redeem the outstanding Series A Preferred Stock due to an amendment

                                    13 of 15
of its certificate of designations relating to the Series A Preferred Stock, which outstanding shares without redemption would have obligated the Company to pay $1,149,745 in aggregate redemption payments through March 2001. This redemption has improved the Company's cash flow during the 1998 Six Month Period.

         The Company acquired Astratek, Inc. by merger on October 27, 1998. Prior to consummation of this acquisition, the Company advanced working capital funds to Astratek in the form of loans. The Company anticipates that it will continue to supply working capital funding to Astratek in the future. Although the Company and Astratek management are currently working to develop operating budgets with respect to Astratek's future operations and its financing requirements, at this time the amount and the timing of any future financing of Astratek by the Company has not been finally determined.


PART II - OTHER INFORMATION

Item. 5.  Other Information

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

Item. 6.  Exhibits and reports on form 8-K

                  (a) Exhibits

                  27.0     Financial data schedule.










                                    14 of 15

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                              TADEO HOLDINGS, INC.





                                      By:/s/Mike Niles
                                            Mike Niles
                                            Corporate Controller


Date: February 16, 1999



                                    15 of 15