Form 10-Q
period 1999-03-31
TADEO HOLDINGS INC
filed 1999-05-14
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999

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


        Registrant's telephone number, including area code (540) 982-7199




         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of April 20, 1999 was 15,042,813.


                                     1 of 15

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                       Number

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 1999                     3

         Consolidated Statement of Operations - For the three
              and nine months ended March 31, 1999 and 1998              4

         Consolidated Statement of Cash Flows - For the
              nine months ended March 31, 1999 and 1998                  5

         Notes to Consolidated Financial Statements                      6 - 9

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                              10 - 14
         ----------------------------------


PART II - OTHER INFORMATION                                              14


SIGNATURE                                                                15


                                     2 of 15

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                 March 31,
                                ASSETS                             1999
                                                          ----------------------
CURRENT ASSETS:
     Cash                                              $                555,137
     Accounts receivable                                                158,132
     Prepaid expenses and other assets                                    5,000
     Note receivable - other                                            500,000
               TOTAL CURRENT ASSETS                                   1,218,269

LONG--TERM NOTE RECEIVABLE                                            6,000,000

MARKETABLE SECURITIES                                                 2,000,000

PROPERTY AND EQUIPMENT
     net of accumulated depreciation of $41,560                          78,442

CAPITALIZED SOFTWARE COSTS, net                                         988,962

DEFERRED FINANCE COSTS                                                   43,075

DEPOSITS AND OTHER ASSETS                                                43,058
                                                          ----------------------
                                                       $             10,371,806
                                                          ======================
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $                472,590
     Accrued expenses                                                   140,365
     Notes payable - current portion                                     83,675
     State audit reserves                                               700,000

     Accrued termination costs, short-term                               64,939
                                                          ----------------------
TOTAL CURRENT LIABILITIES                                             1,461,569

ACCRUED TERMINATION COSTS, long-term                                    455,904
LONG TERM NOTES PAYABLE, net of current portion                         311,779


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, Series B Cumulative Convertible,
         $.0001 par value, 10,000,000 shares authorized,
         1,000,000 shares issued and outstanding                        505,000
     Common stock, $.0001 par value, 40,000,000 shares
         authorized, 15,042,813 shares issued and
         outstanding as of  March 31, 1999                                1,504
     Additional paid-in capital                                      17,797,413
     Accumulated earnings/(deficit)                                 (10,161,363)

TOTAL STOCKHOLDERS' EQUITY                                            8,142,554
                                                          ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $             10,371,806
                                                          ======================

                 See notes to consolidated financial statements.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                                                       Three Months Ended March 31,             Nine Months Ended March 31,
                                                ---------------------------------------   -----------------------------------
                                                       1999                 1998                1999                 1998
                                                ------------------   ------------------   -----------------   ---------------
REVENUES                                       $           336,082   $          154,194   $       1,303,310     $     502,723

COST OF GOODS SOLD                                         290,111               32,759             575,860           204,517
                                                ------------------   ------------------   -----------------   ---------------
     GROSS PROFIT                                           45,971              121,435             727,450           298,206

OPERATING EXPENSES:
     Selling, general and administrative                   539,606              884,714           1,805,866         2,412,549
     Research and development                               37,133                4,280              99,629            33,740
     Depreciation and amortization                           5,177                2,573              15,585             9,561
     TOTAL OPERATING EXPENSES                              581,916              891,567           1,921,080         2,455,850
                                                ------------------   ------------------   -----------------   ---------------
SETTLEMENT OF EMPLOYMENT CONTRACTS,
     (NON-CASH)                                                  -                    -             327,501                 -
                                                ------------------   ------------------   -----------------   ---------------
INCOME (LOSS) FROM OPERATIONS                             (535,945)            (770,132)         (1,521,131)       (2,157,644)

INTEREST INCOME (EXPENSE), net                             (12,687)                   -             508,006           (22,368)
                                                ------------------   ------------------   -----------------   ---------------
NET ( LOSS)                                    $          (548,632)  $         (770,132)  $      (1,013,125)    $  (2,180,012)
                                                ==================   ==================   =================   ===============
PREFERRED STOCK DIVIDENDS                                        -                    -             (27,288)         (194,246)
                                                ------------------   ------------------   -----------------   ---------------
NET LOSS APPLICABLE TO
     COMMON SHARE HOLDERS                      $          (548,632)  $         (770,132)  $      (1,040,413)    $  (2,374,258)
                                                ==================   ==================   =================   ===============

NET ( LOSS) PER SHARE - basic and diluted      $             (0.04)  $            (0.08)  $           (0.07)    $       (0.24)
                                                ==================   ==================   =================   ===============
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN COMPUTATION                                15,042,813            9,724,579          13,918,005         9,724,579

                            See notes to consolidated
                             financial statements.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                                                                            Nine Months Ended March 31,
                                                                                 -------------------------------------------------
                                                                                          1999                         1998
                                                                                 --------------------     ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/( loss)                                                         $          (1,013,125)    $             (2,180,012)
                                                                                 --------------------     ------------------------
     Adjustments to reconcile net income/(loss)  to net cash from operating
           activities:
                Depreciation                                                                   15,585                      229,630
                Amortization of deferred finance costs and debt discount                       62,972                       23,328
                Amortization of capitalized software costs                                    331,591                       34,211
                Settlement of employment contracts,
                (non-cash)                                                                    327,501                            -
     Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                                 (146,582)                     (68,082)
           Decrease in interest receivable                                                    276,005                      202,000
           Additions to capitalize software costs                                          (1,320,553)                    (278,129)
           (Increase) in prepaid expenses                                                      (5,000)                     (48,225)
           (Increase) in deferred finance costs                                              (108,000)                    (105,000)
           Increase in accounts payable                                                        21,484                      240,976
           (Decrease) Increase in accrued expenses                                            (10,060)                     103,797
           Decrease in net assets of discontinued operation                                         -                    1,060,507
           (Decrease) in accrued termination costs                                           (543,419)                           -
                Total                                                                      (1,098,477)                   1,395,013
                adjustments
                                                                                 --------------------     ------------------------
           NET CASH  (USED IN) OPERATING ACTIVITIES                                        (2,111,602)                    (784,999)
                                                                                 --------------------     ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash proceeds from the sale of operation                                                       -                    8,065,336
     Capital expenditures                                                                    (120,002)                    (590,893)
     (Increase) in note                                                                      (500,000)                           -
     receivable
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (620,002)                   7,474,443
                                                                                 --------------------     ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in notes  payable                                                               (79,585)
     Increase in related party loans                                                          162,627                            -
     Proceeds from debt                                                                       161,855                      399,674
     financing
     Repayment of revolving credit line                                                             -                   (4,365,409)
     Net proceeds from (repayment of) long-term debt                                          288,519                     (352,596)
     Net proceeds from the sale of Common Stock                                               205,256                        2,005
     Dividends paid on Series A Preferred Stock                                               (27,288)                    (194,246)
     Redemption of Series A Preferred Stock                                                         -                     (507,578)
                                                                                 --------------------     ------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                711,384                  (5,018,150)
                                                                                 --------------------     ------------------------
NET INCREASE (DECREASE) IN CASH                                                            (2,020,220)                  1,671,294

CASH AT BEGINNING OF PERIOD                                                                 2,575,356                     904,062
                                                                                 --------------------     ------------------------
CASH AT END OF PERIOD                                                          $              555,136    $              2,575,356
                                                                                 ====================     ========================

                                  See notes to
                       consolidated financial statements.

                              TADEO HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - March 31, 1999
                                   (UNAUDITED)


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

3. Marketable Securities

         On  September  24,  1998,  the  Company   completed  a  Stock  Purchase
Agreement, between ViewCast.Com Inc. (VCST) and Tadeo (the "Purchase Agreement"). VCST purchased $2,000,000 worth of restricted Tadeo Common Stock for $2,000,000 worth of VCST Common Stock. The Company issued 1,240,310 shares of Tadeo Common Stock at the sale price of $1.6125 per share and received 1,000,000 shares of VCST's Common Stock for the purchase price of $2.00 per share. The Company is carrying VCST's Common Stock at cost, approximately the market value on March 31, 1999. In the case of each corporation, the number of shares issued was less than 20% of the outstanding Common Stock of the issuer on September 24, 1998. On April 23, 1999, the Company sold 440,000 shares of VCST for $6.00 a share in a private transaction. The Company realized a net gain of $1,628,000 after brokerage commissions in this sale.

4. Note Receivable - Other

         On January 20, 1999, the Company loaned $250,000 to Azurel, LTD., a Delaware corporation, in consideration for a $250,000 promissory Note from Azurel, LTD with interest at 20.8% per annum. The Note was due February 19, 1999, but was verbally extended until April 30, 1999. On April 30, 1999, the Company loaned an additional $250,000 to Azurel, LTD in consideration for a $500,000 promissory Note, due May 31, 1999 from Azurel, LTD with interest at 20.8% per annum. (which Note replaced the Note from Azurel, LTD dated January 20, 1999).

                                     6 of 15

5. Contingencies

Department of Health Services

         The Company's wholly-owned subsidiary has undergone an audit by representatives of the State of California, State Controller's Office, Division of Audits. The purpose of the audit was to determine the level of the Company's wholly-owned subsidiary's compliance with the guidelines of the California Department of Health Services (Medi-Cal) and the California State Board of Equalization. Representatives from the State Controller's Office have raised the issue of whether the Company's wholly-owned subsidiary may have practiced two-tier pricing policies in the charges to it's customers which are not in conformance with Medi-Cal regulations. Under such regulations, a company may not charge any customer prices less than those charged to the Medi-Cal program. Based upon Management's independent review, the Company's wholly-owned subsidiary maintains that it has conformed with pricing regulations because its prices are consistent within each of its operating subsidiaries, Sugar Free and Home Therapy, and because these two subsidiaries are offering different services. The Company's Management further believes that the Medi-Cal program was charged the "prevailing prices" charged for supplies, and that those charges were in compliance with current regulations, and that the Representatives from the Controller's Office compared prices for different services with different delivery methods. The State Controller's Office contends that the reimbursement was paid for products, and not for services, so the difference in pricing was not warranted based upon the services rendered in conjunction with the products delivered. In July 1994, the State Controller's Office issued an Auditor's Report with findings to the Department of Health Services ("DHS") for the period beginning July 1, 1990 through June 30, 1993. The Report recommends a recovery of approximately $1.3 million due to such alleged two-tier pricing. In November 1994 the State Controller's Office issued Letter of Demand for the recovery of such amounts due. In November 1994, the Company's wholly-owned subsidiary appealed the audit determination made by the State Controller's Office. In January 1996 a hearing was held before an Administrative Law Judge. In July 1996 the Judge recommended that the overpayment determination be upheld. In August 1996 the DHS adopted the recommendation of the Law Judge as the final decision of the Director of DHS. In January 1997 the Company's wholly-owned subsidiary filed an appeal to the decision with the Superior Court for the County of Los Angeles. On January 4, 1999, the Superior Court held a hearing on the issue and ruled at that time. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. In March 1999 the Company's wholly-owned subsidiary filed an appeal to the Superior Court's decision with the California Court of Appeals. The Company's wholly-owned subsidiary intends to vigorously contest any recovery by the State with respect to such alleged improper pricing practices for services rendered.

         Based upon the above contingency, the Company's wholly-owned subsidiary has provided a reserve, in the event that a defense of its position does not prevail, of $700,000. Management believes that a total estimated settlement amount of $700,000, or 54% of the maximum amount demanded, is reasonable under the circumstances with respect to this matter.



                                     7 of 15

6.  Termination Agreements

         The Company entered into the following contracts subsequent to the disposal of its business:

         A. With a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003. The Company has recorded the present value of this contract at $359,265, with the balance being $295,843 at March 31, 1999.

         B. With three former officers dated July 1998, aggregating consideration of $862,498, with $385,000 paid in August 1998, $225,000 settled through the issuance of notes payable due January 2000, bearing interest at 7% per annum and the $252,490 balance settled by exchanging cash severance payments for the direct issuance of 168,332 shares of Common Stock (at $1.00 value per share) and the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1 per share. The Company retired the $225,000 notes on April 23, 1999.

7.       Note Receivable

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

         As a result of the aforementioned, the Company reduced the carrying basis of the Note to $6,000,000 based on what management believes would be the value of the Note if it were to be sold to an unrelated third party in an arms-length transaction. The Company, therefore, reduced the gain on the disposal of the discontinued business by $11,000,000. However, the Company continued to vigorously pursue the full collection of the face amount of the Note, as well as all interest accrued. See below.



                                     8 of 15

         In September 1998, Gainor notified the Company that the assignment of benefits provision was at the maximum adjustment level of $2,000,000. Gainor made a $559,800 downward adjustment to the Note principal, and granted an extension until November 21, 1998 of the time for a sufficient number of assignments of benefits to be received by Gainor in order to avoid further downward adjustment to the Note principal. Gainor had previously reduced the Note balance by approximately $145,000, for what were claimed to be unrecorded purchase date accruals, as an adjustment to the closing balance sheet under the Asset Purchase Agreement. In addition, Gainor notified the Company that as of August 31, 1998, (i) its collection of receivables purchased from the Company pursuant to the Asset Purchase Agreement were behind schedule such that, on an annualized basis, collection would result in less than $5.75 million for such account, and (ii) its generation of revenues from operation of the purchased business was not as anticipated, both of which resulted in additional downward adjustments to the Note principal under the terms of the Asset Purchase Agreement.

         On April 6, 1999, the Company received from Gainor Medical a pre-payment in full of the Note. The Company received $9.3 million in cash, plus Gainor agreed to return uncollected medical receivables previously sold by the Company to Gainor totaling approximately $2 million. The Company had recorded the Note at $6 million, so the transaction will result in a one time extraordinary $3 million profit for the Company.

                                     9 of 15

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

Year 2000

         The Company had no going operations during the first quarter of the fiscal year. In October 1998, the Company acquired Astratek, Inc. ("Astratek"). Astratek, a wholly-owned subsidiary of the Company, develops software tools and related products for Internet and Intranet technology and provides consulting and professional services for several major companies. The Company will jointly develop a business plan with Astratek's management to address potential problems relating to year 2000 issues. The Company plans to work with its customers, suppliers and third party service providers to identify external and internal weaknesses and provide solutions which will prevent the disruption of Astratek's business operations. Astratek is currently implementing a new accounting system which is year 2000 compliant. The Company does not expect the cost of such implementation, or the effects of year-2000 non-compliance issues involving its customers and suppliers, to have a material adverse effect on its future results of operations, liquidity or capital resources.

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

General

         On October 27, 1998, the Company completed the acquisition of Astratek, Inc., a New York corporation ("Astratek"). The Company acquired Astratek pursuant to a merger (the "Merger") of Astratek Acquisition Corp. ("AAC"), a wholly-owned subsidiary of the Company, with and into Astratek, with Astratek becoming the wholly-owned subsidiary of the Company, as the surviving corporation of the Merger. The Merger was effected in accordance with the Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 23, 1998, among the Company, AAC, Astratek, and the shareholders of Astratek. Astratek develops software tools and related products for Internet and intranet technology and provides consulting and professional services for several major companies. As the Merger Consideration delivered to Astratek shareholders, the Company issued 2,294,900 shares of the Company's common stock in exchange for cancellation of all the issued and outstanding shares of the capital stock of Astratek prior to the Merger and the issuance of 100 shares of

                                    10 of 15

Astratek common stock to the Company post-Merger.

         As a result of the Astratek acquisition being accounted for as a pooling of interest business combination, the historical pre-acquisition financial results of Astratek are compared below with the Company's results of operations for the three and nine month periods ended March 31, 1999.

Results of Operations

         The three months ended March 31, 1999 (the "1999 Three Month Period") as compared to the three months ended March 31, 1998 (the "1998 Three Month Period")

         Revenue for the 1999 Three Month Period was $336,082, an increase of $181,888, or 218%, from the 1998 Three Month Period. Several factors are contributing to this increase. Revenue associated with the Visual Audit product that is distributed by Viasoft on behalf of the Company increased $95,868 during the 1999 Three Month Period, or a 206% increase over the 1998 Three Month Period, and revenue associated with professional services provided to various clients decreased by $3,980 during the 1999 Three Month Period, or a 1% decrease over the 1998 Three Month Period.

         Total cost of goods sold during the 1999 Three Month Period were $290,111, representing costs of approximately 86% of revenue for the period, while total cost of goods sold for the 1998 Three Month Period were $32,759 or approximately 21% of revenue. This 65% unfavorable variance as a percent of revenue is in part the result of increased utilization of outside consultants in completing time sensitive, one time professional services projects.

         Selling, general and administrative expenses during the 1999 Three Month Period decreased $345,108, as compared to $884,714 during the 1998 Three Month Period. Contributing to the Company's favorable variance is the capturing of capitalized software costs that were once recognized as expenses aggregating $113,550.

         Other income and expenses include interest income of $12,432 and interest expenses of $25,119, during the 1999 Three Month Period as compared to the 1998 Three Month Period in which this item did not exist.

         Net loss for the 1999 Three Month Period of $548,632 is primarily attributable to the aforementioned increase in total operating expenses, without the increased generation of operating revenues to offset such expenses.

The nine months ended March 31, 1999 (the "1999 Nine Month Period") as compared to the nine months ended March 31, 1998 (the "1998 Nine Month Period")

         Revenue for the 1999 Nine Month Period was $1,303,310, an increase of $800,587, or a 259 percent increase from the 1998 Nine Month Period. Several contributing factors favorably impacted revenue: an increase of $274,703 in revenue during the 1999 Nine Month Period, or a 231% increase from the 1998 Nine Month Period, from Visual Audit sales, and an increase of $435,884 in professional services fees from clients, during the 1999 Nine

                                    11 of 15

Month Period, a 214% increase from the 1998 Nine Month Period.

         Total cost of goods sold during the 1999 Nine Month Period were $575,860, representing costs of approximately 44% of revenue for the period, while total cost of goods sold for the 1998 Nine Month Period were $204,517, or approximately 41% of revenue. A contributing factor to the percentage increase relates to the improved process by which operations record and capture capitalized software costs as it relates to consultants expenses during the 1999 Nine Month Period. Additionally, higher utilization of consultants to complete one time specific professional services projects for the 1999 Nine Month Period contributed to the increase.

         Total operating expenses during the 1999 Nine Month Period decreased to $1,805,866, or 139% of revenue, as compared to $2,412,549, or 480% of revenue, during the 1998 Nine Month Period. A contributing factor relates to the improved process by which operations record and capture capitalized software costs as it relates to salary expenses, which during the 1999 Nine Month Period resulted in 12% of such decrease.

         Other income and expenses include interest income of $508,006 during the 1999 Nine Month Period compared to interest expense of $22,368 during the 1998 Nine Month Period.

         Net loss for the 1999 Nine Month Period of $1,013,125 is primarily attributable to the losses from operations, in the amount of $1,521,131, and the non-cash transaction of $327,501 which relates to (i) the issuance of 168,332 shares of Common Stock (at $1.00 value per share per exchange of severance payments), (ii) the exchange of severance payments for payment of the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1 per share to Messrs. Brian Bookmeier, Alan Korby and Matthew B. Gietzen,
(iii) the issuance of and 30,523 shares of common stock at $2.457 to Ms. Priscilla Chad under terms of the Stock Purchase Agreement dated April 26, 1996.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had a negative working capital of $243,300, compared to working capital of $136,101 at June 30, 1998. The decrease in working capital during the 1999 Nine Month Period is primarily due to an increase in accounts receivable and the Company suppling working capital to Astratek, Inc., its wholly-owned subsidiary.

         Cash used in operations during the 1999 Nine Month Period was $2,111,602 as compared to cash used by operations of $784,999 during the 1998 Nine Month Period. This increase is partially attributable to a combination of:
(i) a lump sum payment aggregating $385,000, (ii) a $252,490 balance settled by exchanging cash severance payments for the direct issuance of 168,332 shares of Common Stock (at $1.00 value per share) and the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1 per share to Messrs. Brian Bookmeier, Alan Korby and Matthew B. Gietzen; and (iii) severance payments aggregating $76,333 to Edward Buchholz and $113,625 to Tod Robinson,
(iv) $52,067 to Priscilla Chad, (v) an increase in capitalized software costs during

                                    12 of 15
the 1999 Nine Month Period.

         An aggregate sum of 229,950 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") was redeemed, evidencing all outstanding shares of Series A preferred Stock during the 1999 Nine Month Period. The Company was able to redeem the outstanding Series A Preferred Stock due to an amendment of its certificate of designations relating to the Series A Preferred Stock, which outstanding shares without redemption would have obligated the Company to pay $1,149,745 in aggregate redemption payments through March 2001. This redemption has improved the Company's cash flow during the 1999 Nine Month Period.

         The Company acquired Astratek, Inc. by merger on October 27, 1998. Prior to consummation of this acquisition, the Company advanced $450,000 in working capital funds to Astratek in the form of loans. The Company anticipates that it will continue to supply working capital funding to Astratek in the future. Although the Company and Astratek management are currently working to develop operating budgets with respect to Astratek's future operations and its financing requirements, at this time the amount and the timing of any future financing of Astratek by the Company has not been finally determined.

         On April 5, 1999, the Company began to retire a $361,779 Promissory Note payable to a principal stockholder of the Company due June 1, 2000, bearing interest at the floating prime rate. Between April 5 and April 7, 1999, the full principal and accrued interest of this Promissory Note was paid.

         On April 6, 1999, the Company received from Gainor Medical a pre-payment in full of the Note. The Company received $9.3 million in cash, plus Gainor agreed to return uncollected medical receivables previously sold by the Company to Gainor totaling approximately $2 million. The Company had recorded the Note at $6 million, so the transaction will result in a one time extraordinary $3 million profit for the Company.

         On April 21, 1999, the Company retired a $108,000 Promissory Note payable due June 1, 2000, bearing interest at the floating prime rate. The Promissory Note was paid in full with $85,000 in cash and the issuance of 20,000 shares of Common Stock.

         On April 23, 1999, the Company retired its severance obligations to three former employees (two of whom were former officers/Directors and one of whom is a current officer/Director) aggregating $225,949, with the payment of all principal and accrued interest under the Promissory Notes evidencing these obligations. The Company had accrued this amount as of March 31, 1999.

         On April 23, 1999, the Company sold 440,000 restricted shares of VCST for $6.00 a share in a private transaction. The Company realized at net gain of $1,628,000 gain after brokerage commissions in this sale. A member of the Board of Directors acted as the broker for the sale.

          The Company's wholly-owned subsidiary owed Medicare Part B a refund of $808,887, of which $795,701 was principal and $22,290 was accrued interest. Medicare offset the amount against the Company's claims for payment. The Company rebilled MediCal $732,853 in February 1997 and $62,849 in March 1997.

                                    13 of 15

PART II - OTHER INFORMATION

Item. 5.  Other Information

           On April 6, 1999, the Company received from Gainor Medical a pre-payment in full of the Note. The Company received $9.3 million in cash, plus Gainor agreed to return uncollected medical receivables previously sold by the Company to Gainor totaling approximately $2 million. The Company had recorded the Note at $6 million, so the transaction will result in a one time extraordinary $3 million profit for the Company.

          On April 23, 1999, the Company sold 440,000 restricted shares of VCST for $6.00 a share in a private transaction. The Company realized at net gain of $1,628,000 gain after brokerage commissions in this sale. A member of the Board of Directors acted as the broker for the sale.

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



                              TADEO HOLDINGS, INC.





                                By:/s/Mike Niles
                                   --------------
                                      Mike Niles
                                Corporate Controller


Date: May 14, 1999






                                    15 of 15