Form 10-K
period 1999-06-30
TADEO HOLDINGS INC
filed 1999-10-13
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from__________ to __________

                         COMMISSION FILE NUMBER 1-11568

                              TADEO HOLDINGS, INC.

             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       95-4228470
(State or other jurisdiction of                        (I.R.S Employer
  incorporation or organization)                      Identification No.)

                          5 HANOVER SQUARE - 24TH Floor

                            New York, New York 10004

               (Address of principal executive offices) (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 271-8511

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value

                                (Title of Class)

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS. YES X No ___

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X

     The aggregate market value of the voting stock held by non-affiliates for the issuer as of September 15, 1999 was $ 17,483,928.

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of September 15, 1999 was 15,848,529.

     Documents incorporated by reference: None

                                     PART I

ITEM 1.     BUSINESS

PRIOR OPERATIONS

     Tadeo Holdings, Inc. ("Tadeo" or the "Company"), incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. and changed its name to Tadeo Holdings, Inc. on February 2, 1998. Prior to the Company's acquisition of Astratek and the creation of Tadeo E-Commerce, the Company supplied and distributed both prescription and non-prescription medications and durable medical equipment and supplies principally to persons suffering from diabetes.

     On January 28, 1998, the Company sold its operating assets and the stock of its two principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc. ("HMS"), to Gainor Medical Management, LLC, a privately held Georgia company ("Gainor"), for a gross purchase price of $34 million in cash, as reduced by $8,725,226 of specified liabilities of the Company, and $17,000,000 by the delivery of a Gainor convertible subordinated promissory note (the "Note"). Out of the cash received at closing, the Company satisfied an aggregate of $4,451,136 in liabilities to permit the required transfer of assets to Gainor free and clear of encumbrances. The Note bore interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter until payment in full of the principal balance no later than January 28, 2003. Prior to its maturity, the Note was convertible into equity securities of Gainor, at the election of the Company, upon the successful completion of a public offering of such equity securities by Gainor, subject to certain restrictions. The Company's stockholders approved the sale of its business at their Annual Meeting held on January 26, 1998 in Livonia, Michigan, at which time they also approved an amendment to the Company's certificate of incorporation changing its name to Tadeo Holdings, Inc. The sale of the Company's operating business to Gainor shall hereinafter be referred to as the "Transaction".

     In addition to offsets for customary indemnification's under the Asset Purchase Agreement among the parties, dated November 14, 1997, the principal amount of the Note was subject to reduction in the event that (i) such principal amount did not equal at least 75% of Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note would be reduced by the difference between 75% of such revenues and $17,000,000, (ii) Gainor would not able to collect at least $5.75 million from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note would be reduced by the difference between $5.75 million and the amount of receivables actually collected, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. - West will be customers of Gainor, in which event the Note would be reduced by $600 for each former customer of PCS, Inc. - West less than the minimum 3,334 who fails to transfer to Gainor, up to a maximum amount of $2,000,000.

     Prior to the Note's maturity, in April 1999, the Note was prepaid by Gainor for a cash payment of $9,300,000.

GENERAL

     Tadeo is a holding company which, through its two active subsidiaries, Astratek, Inc. ("Astratek") and Tadeo E - Commerce Corporation ("Tadeo E"), is involved in (i) the development of computer software products and the provisions of computer network related services for the management of distributed client/server networks operating on systems such as Microsoft Windows NT, through Astratek, and (ii) the provision of consulting, technical and related services to clients for the development of electronic commerce business on the Internet, including consulting and development services for the maintenance, design and enhancement of electronic commerce Internet sites through Tadeo E. Products and services provided by Astratek have included software solutions for systems management, Year 2000 compliance, security management and network-wide problem management and resolution.

     On October 27, 1998, the Company acquired Astratek, Inc., a New York corporation, pursuant to a merger of our wholly-owned subsidiary into Astratek being the surviving corporation and becoming a wholly-owned subsidiary of Tadeo.

     On May 25, 1999, the Company incorporated Tadeo E - Commerce Corporation in Delaware as a wholly-owned subsidiary of Tadeo to be active in the electronic commerce industry.

     Tadeo is the parent corporation for the following wholly-owned subsidiaries: Physicians Support Services, Inc., a California corporation ("PSS"); Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc. ("SugarFree"), USC-Michigan, Inc. a Michigan corporation and its wholly-owned subsidiary, PCS, Inc.-West (collectively identified as "Patient Care Services"), a Michigan Corporation. Depending upon the context, the term "Company" refers to either Tadeo alone, or Tadeo and one or more of its subsidiaries. The subsidiaries have discontinued operations.

INDUSTRY OVERVIEW

         ASTRATEK, INC.

     The use of distributed, client/server networks has grown tremendously in the last ten years, with the increase in PC-based Local Area Networks ("LANs") being one of the fastest-growing aspects of the client/server market. These LANs, largely dependent on servers running network operating systems ("NOS") provided by companies such as Microsoft, are enabling a new generation of client/server applications, such as e-mail and group collaboration software such as Microsoft Exchange and Lotus Notes. As a result, LANs which were originally intended to be used as relatively simple workgroup systems, have lost their "local" characteristic and have developed into mission-critical platforms for enterprise-scale applications. As LANs, and the network operating systems that support them, have been used to operate mission-critical applications and services, organizations have become increasingly dependent upon them. Additionally, we believe that the average number of users supported by these LANs has been increasing. As LANs have grown larger and technically more complex, the problems associated with maintaining their security and integrity have increased and become more difficult for Information Technology ("IT") departments to manage. As a result, network security and integrity are increasingly at risk and the Total Cost of Ownership (the initial purchase price and the ongoing cost of upgrades, maintenance and support) for client/server computing has often climbed far beyond management's expectations when the networks were initially installed. Therefore, reducing the Total Cost of Ownership has become a strategic initiative for many IT organizations, which have sought systems management software to manage the operations of these networks, including the diagnosis and remediation of failures in specific applications that may be distributed across networks. The management challenges associated with maintaining the security and integrity of LANs include:

     SYSTEMS ADMINISTRATION. Systems administrators within IT departments need to resolve a wide range of issues and problems on a daily basis, including managing the configuration of network servers, administering users and groups and managing disk space on critical servers and workstations. Problems such as these may not be solved quickly, placing the availability of the network at risk and the use of mission-critical, client/server applications throughout an enterprise in jeopardy. Additionally, the implementation of new or upgraded NOS will result in increased strain on an organization's IT resources. Microsoft is planning to ship a major new release of its NOS by the end of this year. Each NOS upgrade adds levels of complexity and we believe this will be particularly true of the next major upgrade of Windows NT.

     SECURITY. Computer security breaches are a pervasive and growing problem. Although many IT organizations have installed firewalls and implemented security management strategies focusing on preventing "hacking in" from outside the organization, these efforts do not address the most serious security-related losses which are the result of unauthorized access by insiders.

     YEAR 2000 ASSESSMENT. Although many organizations have focused upon the mainframe issues of the Year 2000 exposure, the costs of bringing distributed computing into compliance are now estimated by some sources at as much as nearly half of the total cost to fix mainframe systems. Year 2000 compliance issues on the LAN include problems with PC hardware, firmware and applications.

     IT departments are faced with conflicting pressures both to: (i) manage increasing complexity and guarantee better service for users who are demanding assurance of high productivity and availability and (ii) reduce the Total Cost of Ownership for client/server computing. Adding to this challenge is a lack of qualified IT personnel. Pressure to reduce the Total Cost of Ownership and the increasing difficulty and expense in locating qualified IT personnel has driven IT management to establish processes and develop or purchase tools to manage IT assets.

     Historically,   IT  organizations  have  addressed  LAN  system  management problems through a combination of manual processes, custom-built tools and third-party software. Manual processes, such as performing a security audit, an inventory of network assets or a Year 2000 project assessment are costly, time-consuming and prone to human error. Many IT organizations custom-build their own systems management tools. However, these custom-built solutions (i) are generally developed by costly and hard-to-find programmers, (ii) take time to develop and thoroughly test, (iii) are frequently designed for a single purpose and cannot be used for other tasks and (iv) often need to be rewritten with new versions of the NOS.

     Most organizations have purchased at least some third-party software solutions to manage their networks and are budgeting to purchase more. Many third-party tools, including traditional "LAN Suites," focus on management of the desktop, but not on management of the NOS. Most tools that have been designed for the LAN - including point products for security management, disk space management and other systems management tasks - were built for managing single servers or small workgroups, and do not scale to manage efficiently networks as they grow enterprise-wide to thousands or tens of thousands of users. Finally, many third-party products can often alert the IT staff that a problem has occurred but do not provide the diagnostic software to find the root cause of the problem or fix it. As an organization's dependence upon its LAN infrastructure increases, its IT department must be able both proactively and reactively to diagnose and repair its LAN-based computing resources.

     As networks have grown, so have the challenges of deploying, upgrading, managing and changing the configuration of these networks. Organizations seek software solutions that (i) can quickly and proactively diagnose and fix a wide range of problems, (ii) are comprehensive in scope and can be used effectively by a wide range of the organization's existing IT personnel, (iii) scale to manage large, complex networks, (iv) address the unique aspects of each NOS they support and (v) can be easily deployed and maintained.

     Astratek's mission is: (i) to provide customized professional services to clients by designing new or altering existing LAN configurations or by developing customized systems management tools that manage the security and integrity of the clients' distributed client/server networks as they increase in size and complexity, and remediate discovered network problems, all of which leads to reduced Total Cost of Ownership for their enterprise computing, as well as (ii) to develop, market (either on its own or through third-party distributors) and support "shrink wrapped" software products that accomplish the same network management goals.

         TADEO E-COMMERCE CORPORATION

     The Internet is an increasingly significant global medium for communications. The increasing functionality, accessibility and overall usage of the Internet, and online service providers such as America Online and The Microsoft Network, have made the Internet an attractive commercial medium. The portion of the Internet known as the Web, which has become almost synonymous with the Internet as a whole, has experienced the fastest growth and the most acceptance among ordinary users. Matrix Information and Director Services currently estimates that total world-wide Internet usage is expected to grow from 57 million in 1997 to more than 700 million in 2001. According to a report in ZD Market Intelligence, 53% of all PCs in the United States (workplace and residential) are connected to the Internet, representing a 35% increase in connections during 1998. ZD Market Intelligence further reported that in 1998 Internet penetration increased to 30% of all households in the United States, with a noticeable trend toward longer Internet connection times as more E-commerce activities are conducted. Growth in Internet usage has been fueled by a number of factors, including:

o   the availability of a growing number of useful products and services via the Internet;

o   the large and growing installed base of personal computers in the workplace and home;

o   advances in the performance and speed of personal computers and modems;

o   improvements in Internet network infrastructure;

o   easier and cheaper access to the Internet; and

o   increased awareness of the Internet among businesses and consumers.

     As Internet accessibility, usage and functionality continue to grow, the Internet is increasingly being used as a medium for direct communication among users, such as e-mail and bulletin boards, as well as a rapidly growing sales and marketing channel. A growing number of users has transacted business over the Web, such as trading securities, buying goods, purchasing airline tickets and paying bills. According to Nielsen Media Research, as of October 1998, more than 20% of United States Internet users have made a purchase over the Web. As E-commerce increases, advertisers and direct marketers are increasingly seeking to use the Web to locate customers, advertise and facilitate transactions. In an article published by Cyberatlas, it was reported that online advertising spending will reach $32 billion in 2005. Rapid escalation in online spending through 2000, with online spending for 1999 approaching $2 billion, was further predicted. Moreover, according to the Technology User Profile 1998 Mid-Year Study by ZD Market Intelligence, Internet penetration increases with higher household income and education levels, as almost a third of United States households connected to the Internet has an annual income of $75,000 or greater, and over a quarter has completed post-graduate studies.

     Given the size of the projected number of Internet transactions and the demographics of existing and projected Internet users, we believe that a large market exists for the provision of services by companies, like Tadeo E-Commerce, that have the capacity to design, maintain and operate a commercial presence on the Internet (through web design, hosting and other arrangements) and to provide further technical and consulting services related to additional aspects of a client's electronic commerce operations on the Internet.

CURRENT OPERATIONS

         ASTRATEK, INC.

     On October 27, 1998 we acquired Astratek, a New York corporation, pursuant to a merger of our wholly-owned subsidiary into Astratek, with Astratek being the surviving corporation and becoming a wholly-owned subsidiary of Tadeo.

     Astratek began operations in 1995, developing software and related products for Internet and intranet technology and providing consulting and professional services for several companies. It originally was formed as the Advanced Technology Consulting group at Bankers Trust and split off from Bankers Trust and began operating independently in April 1997.

     Astratek and Bankers Trust negotiated a transfer of assets whereby the bank obtained rights to certain products which had been developed by Astratek, the most significant of which was Visual LAN Probe. Visual LAN Probe is a diagnostic tool which monitors computer network activity and troubleshoots computer network problems. In turn, Astratek retained the product Visual Audit for Excel, a software product for use principally in analyzing spread sheet and other patterns and remediating discovered problems, including Year 2000 issues. Bankers Trust receives a royalty from Astratek based on a percentage of sales of Visual Audit products, which is capped at $500,000 in the aggregate. To date, Bankers Trust has been paid approximately $62,000 in such royalties. Products

     Astratek has entered into a Software License Agreement with Viasoft, Inc. ("Viasoft") dated as of November 14, 1997, which has been amended four times, most recently as of January 12, 1999 (as amended, the "Software License Agreement"), whereby Astratek granted exclusive rights to Viasoft to certain Astratek products, principally the Visual Audit product. Beginning in February 1998, Viasoft has promoted, marketed and distributed the Visual Audit products as part of its OnMark 2000 Workbench suite of products. OnMark 2000 Workbench for Excel, which includes Visual Audit for Excel, is a PC-based software program that discovers, analyzes and repairs Year 2000 problems in Microsoft Excel spreadsheet applications. This product has been successfully marketed to Fortune 1000 companies for their desktop PC-based software Year 2000 compliance needs. Astratek's Visual Audit product for Access has also been released by Viasoft as the OnMark 2000 Workbench for Access product. According to the terms of the Software License Agreement, Viasoft pays a royalty fee to Astratek equal to 25% of the gross revenues generated by the sales of Astratek's products which have been licensed to Viasoft (the "Licensed Products"). Astratek is obligated under the terms of the Software License Agreement to provide Viasoft with enhancements to the Licensed Products and is obligated to devote "significant resources" (i.e. man hours) to the development of such enhancements. The Agreement sets an absolute limit for such support to a dollar value, at $100 per man hour, equal to 40% of royalties received by Astratek. Through June 30, 1999, Astratek received $635,000 in prepayments under the Software License Agreement, which amount has already been completely credited against royalties payable to Astratek. As of the end of the fiscal quarter ended June 30, 1999, Astratek was owed by Viasoft approximately $121,000 in additional royalty payments.

     Under the Software License Agreement, Viasoft has a right of first negotiation such that, if Astratek desires either to sell ownership rights to its technology not already subject to the Software License Agreement or to distribute such technology exclusively through another third-party distributor, Astratek is obligated first to negotiate in good faith exclusively for a period of fifteen days with Viasoft for such sale or distribution. The right of first negotiation does not apply to products Astratek distributes on a non-exclusive basis, except that Astratek is obliged to make available to Viasoft equal terms. Astratek is also obligated to grant what is termed Level 2 support to Viasoft customers who purchase Licensed Products, subject to Viasoft's option to assign to Astratek its maintenance contracts for Level 1 support of Licensed Products under certain circumstances. Level 1 support is defined as initial questions and reports from customers. Level 2 support is more technical, engineering-type support provided after Viasoft has been unable to respond to a customer's immediate needs or questions. Problems requiring Level 2 support usually involve more in-depth review and may require a number of days to resolve. The Software License Agreement with Viasoft terminates on June 30, 2001 and is automatically renewable for successive one-year periods unless either party provides the other with written notice of cancellation at least 90 days prior to the applicable expiration date.

         PROFESSIONAL SERVICES

     Astratek provides professional services to clients encompassing all aspects of distributed systems applications, including multi-tier client/servers, Internet-enabled applications, network security, systems management and performance enhancement. Astratek has performed these services for several major software companies and financial institutions and has acted as a development partner for ISVs, including Microsoft, by assisting them in building their computer software products. Astratek has performed the following services for the following companies:

o Astratek has helped IBM develop a global single sign-on product allowing a user to log into and open simultaneously heterogeneous computer systems;

o AstraTek developed the software Registration Wizard for Microsoft's Windows 2000 and Windows 98 operating systems. The Registration Wizard allows customers to use the Internet to register Windows and other Microsoft products.

o AstraTek developed a software testing system called the Test Harness for Microsoft. The Test Harness is an automated framework that controls testing across distributed systems. Its capabilities include multi-threaded test scheduling, unattended installation of software on test clients, and automatic re-creation of testing environments for regression testing.

o AstraTek is developing the Stress Harness for Microsoft to improve the quality of its software testing process. The Stress Harness is intended to complement the previously developed Test Harness by monitoring systems under test and collecting log files and other data made available by plug-in diagnostic probes. The collected data will be stored in a repository, to be processed by error analysis tools for generation of statistical data.

o AstraTek has developed and enhanced the encryption functionality of the WinFrame product for Citrix. The work leveraged industry standard encryption technologies from RSA Data Security. The enhanced encryption abilities allow WinFrame to be used in secure application markets.

     Astratek recently entered into a consulting and professional services agreement with 4th Peripheral Technologies, Inc. ("4TH Peripheral"), pursuant to which Astratek is engaged to provide executive advisory consulting services, as requested, and on a fee SCHEDULE TO BE NEGOTIATED AT THE TIME AN ASSIGNMENT IS MADE, INTENDED TO INCREASE 4TH Peripheral's value and strategic position in connection with its business as a developer of cyber extension technology to provide remote access to data from handheld devices. In AN EFFORT TO STRENGTHEN ASTRATEK'S STRATEGIC RELATIONSHIPS WITH 4TH Peripheral, we purchased in a private placement of securities 250,000 SHARES OF 4TH Peripheral Common Stock for $250,000.

         TADEO E-COMMERCE CORPORATION

     Tadeo E was established on May 25, 1999. It was formed to provide technical and consulting services to companies in electronic commerce (including Web site design, development, maintenance, enhancement and hosting or operation) and other Internet-based activities, as well as to develop its own proprietary electronic commerce businesses. As part of its operating activities, in order to further strategic alliances generally with companies for which it is providing consulting and technical services, Tadeo may make working capital loans to or equity investments in such partners. To date, Tadeo E has entered into the following two significant contracts for its services:

     On May 28, 1999, as amended by agreements dated as of June 1, 1999, Tadeo E entered into a Web Design and Consulting Agreement with Azurel, Ltd. ("Azurel"), a public company engaged in the business of manufacturing and distributing cosmetics and other related products (the "Azurel Web Agreement"). Under the terms of the Azurel Web Agreement, based upon the fee schedule to be included in that agreement, Tadeo E agreed to provide all necessary consulting and development services to design, maintain and enhance Azurel's electronic commerce Internet sites and other related electronic commerce marketing vehicles. Tadeo E paid Azurel $500,000 for Azurel's provision of content and marketing consulting services in connection with assistance provided to Tadeo E's electronic commerce development activities for Azurel and other clients. At the same time, to enhance the strategic relationship between Azurel, Tadeo and Tadeo E, Tadeo E lent to Azurel an aggregate of $1,528,166.67 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Repayment of amounts outstanding under the Credit Agreement is secured by a pledge of approximately 66.66% of the outstanding shares of certain Azurel operating subsidiaries, under the terms of a Pledge Security Agreement, as amended, by and between Azurel, Tadeo and Tadeo E. In further consideration for its advances to Azurel under the Credit Agreement, Tadeo E received from Azurel warrants to acquire 500,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such Warrants being subject to registration rights provided under the terms of Registration Rights Agreement, as amended, dated as of June 1, 1999. On May 12, 1999, Tadeo extended a $500,000 loan to Azurel, due August 1999, bearing interest at 20.8% (the "Note"). The $500,000 Note was later amended on August 12, 1999 to (i) extend the due date to June 2000, (ii) reduce the interest rate to 10%, and (iii) increase the principal of the Note from $500,000 to $550,000 for accrued interest of $26,580 and a premium of $23,420 for extending the maturity date and lowering the interest rate.

     Under agreements dated as of June 30, 1999, Tadeo E entered into both a Web Design and Consulting Agreement and an Online Hosting Agreement with StyleSite Marketing, Inc. ("Style", formerly Diplomat Direct Marketing Corporation), a public company engaged in the business of distributing women's and children's fashion apparel and related accessories through catalogue sales, including the Lew Magam and Brownstone studios catalogues, and over the Internet ("Style Web Agreements"). Under the terms of the Style Web Agreements, based upon the fee schedules provided in those agreements, Tadeo E is providing all necessary consulting and development services to design, maintain and enhance Style's electronic commerce Internet sites and other related electronic commerce marketing vehicles, as well as to host those sites on behalf of Style. Tadeo E paid Style $500,000 for Style's provision of content and marketing consulting services in connection with assistance provided to Tadeo E's electronic commerce development activities for Style and other clients. In addition to payments by Style for the services provided under the Style Web Agreements, in further consideration for its services to Style under the Web Agreements Tadeo E will receive royalties from Style based upon Style's ongoing electronic commerce businesses (the "Royalties"). The Royalties are equal to 5% of Style's electronic commerce revenues, until $500,000 has been paid to Tadeo E, and thereafter 20% of certain Style electronic commerce net income in perpetuity.

     Contemporaneously with the above, to enhance the strategic relationship between Style, Tadeo and Tadeo E, Tadeo E (i) purchased, for $1,000,000, 10,000 shares of Style's Series G Convertible Redeemable Preferred Stock (which is redeemable for the $1,000,000 purchase price plus accrued and unpaid dividends out of the proceeds of a secondary offering of Style common stock which has been filed with the Securities and Exchange Commission) (the "Preferred Stock") and
(ii) exchanged $1,000,000 approximate market value of its common stock (285,715 shares) for $1,000,000 approximate market value of Style common stock (1,066,098 shares), under the terms of the Securities Purchase Agreement, dated as of June 30, 1999, by and between Tadeo, Tadeo E and Style. The shares of Style common stock acquired upon conversion of the Preferred Stock and the Style shares received in exchange for Tadeo common stock are subject to the terms of a Registration Rights Agreement between Style and Tadeo E dated as of June 30, 1999, and Style's obligations to Tadeo E as a holder of the Preferred Stock (e.g., redemption payments) are secured under the terms of a Pledge Security Agreement, dated as of June 30, 1999, by and between Tadeo-E, Style and the Rubin Family Irrevocable Stock Trust (the "Trust"), with the pledge by the Trust of 300,000 shares of Tadeo common stock held by the Trust (the "Pledge Agreement"). In September 1999, the Company released the Trust's obligation under the Pledge Agreement and substituted the personal guarantee of Robert M. Rubin, the principal settlor of the Trust, as collateral for all of Style's obligations previously secured under the terms of the Pledge Agreement. See Item
13. "Certain Relationships and Related Transactions" for information concerning certain other relationships between Tadeo, Tadeo E, the Trust and Style.

     Tadeo E recently entered into an agreement with Business Talk Radio.Net, Inc. ("Business Talk") under which, for a payment of $250,000, Tadeo E obtained an assignable credit for the purchase of advertising time on radio programs operated by Business Talk having a value of $1,200,000, and shares of Series C Preferred Stock convertible into 5% of the currently outstanding capital stock of Business Talk. As part of the transaction, Tadeo E obtained an option to acquire an equivalent number of shares of Business Talk capital stock for an exercise price of $250,000, as well as the right to "stream" the content of Business Talk programming on its and its affiliates web sites during the course of a three-year period without an additional payment to Business Talk. Business Talk creates and distributes the content of its business-oriented radio programming for broadcasting on third-party operated radio stations in a variety of markets throughout the United States.

OTHER ACTIVITIES

     We acquired and have retained for investment purposes 543,334 shares, or approximately 4.2%, of ViewCast.com, Inc.'s ("ViewCast", formerly MultiMedia Access Corporation) common stock. The stock was initially acquired on September 24, 1998 as part of a stock-for-stock swap whereby ViewCast acquired 1,240,310 shares of the common stock of Tadeo and Tadeo acquired 1,000,000 shares of ViewCast's common stock. ViewCast is a public company that designs, develops and manufactures video communications systems that provide enterprise-wide solutions for business customers. We view this investment as a way to promote a strategic alliance, as we believe that the convergence of personal computers, video technologies and increased utilization of the Internet and corporate intranets will generate new products and increased use of videocom products and services.

COMPETITION

     The market for our products and services is highly competitive. We anticipate that competition will continue to intensify as the use of computers and the use of the Internet grows. The tremendous potential of the Internet has attracted many companies from start-ups to well-established businesses.

     Astratek faces competition from providers of security analysis and audit products such as Axent Technologies, Inc. and Security Dynamics Technologies, Inc., and from companies which make desktop management products such Microsoft and Intel Corporation. Astratek also competes with makers of Year 2000 compliance  assessment  products  such as  Network  Associates,  Inc.,  Computer
Associates and Greenwich Mean-Time-UTA, L.C. We expect competition for Astratek's products to grow as new companies enter the market and current competitors expand their line of products and services. ISVs, such as Microsoft, can also enhance existing products to include the systems management and functionality aspects which we currently provide in our own proprietary products and in our services.

     The markets for Astratek professional services and Tadeo E's electronic commerce services are highly fragmented and are attracting many newer companies, as there are few barriers to entry to the professional services and Internet technology businesses. ISVs such as IBM and Microsoft are competitive in this area, as well as numerous consulting firms.

     We believe that we will continue to create and offer innovative products and creative professional services, and that we will continue to attract new clients in need of our value-added electronic commerce services. However, there is no assurance that our competitors will not introduce comparable products and services at similar or more attractive prices in the future or that certain companies may not create products which they can integrate directly into their software and NOS. Increased competition could erode the marker for our products and services and have a material adverse affect on our business, financial condition and results of operation.

FUTURE STRATEGY

     To date, we have not actively advertised our products and services but have relied on our reputation and contacts in the financial and computer world for our source of business. We have had significant repeat business from Microsoft and believe that such companies and other large institutions will be a source of revenues in the future. To date, we have preferred to rely on the services of companies like Viasoft and their significant connections, marketing contacts and expertise to promote and distribute our products.

     We believe that our Web-based and other products and services will give us greater exposure to the marketplace and will help us more efficiently to develop products that meet the needs of and reach a greater corporate and home-user audience in need of our various diagnostic tools and other services.

PATENTS AND TRADEMARKS

     All Astratek employees are required to sign agreements which protect Astratek's rights in its intellectual property, and which assign to Astrtek certain rights to intellectual property developed by such employees. Tadeo is a party to a Software License Agreement with Viasoft through which it is has granted an exclusive license to use the name Visual Audit and AstraTek. Astratek has pending trademarks for the following: Astratek, Datemorphing, Testwatch, Testwatch 2000 and Applications instrumentation wizard.

EMPLOYEES

     As of September 15, 1999, the Company employed 13 full-time employee. Five of whom are members of management. One position consists of corporate accounting and reporting, including: bank relations, year- end audit liaison and other miscellaneous functions. The Company believes that its relationship with the employees are good.

     In order to permit Astratek to maintain its full-time staff at a minimum level, and to enhance Astratek's ability to generate net income, Astratek has entered into contracts with Professional Access Ltd. and Infinix Corp. for the provision to Astratek of computer professionals acting as independent contractors who are engaged to perform specified assignments for designated professional services and product development projects on an as-needed basis. As of the end of July 1999, Astratek employed 3 contract consultants.

INSURANCE COVERAGE

     The Company maintains general liability insurance, which includes directors and officers liability coverage, in amounts deemed adequate by the Board of Directors.

         (The remainder of this page has been intentionally left blank)

ITEM 2.     DESCRIPTION OF PROPERTIES

         The Company does not own any real property. The following table sets forth information as to the material properties which the Company leases.

                                 Expiration         Annual Size/Square Purchase
LOCATION AND USE                    DATE            RENTAL    FEET      OPTION

11585 Farmington Road (1)      September 2002   $113,928     6,600        Yes
Livonia, Michigan 48150
(former executive, sales
and administrative offices)

5 HANOVER SQUARE, 24TH Floor   November 2002    $126,169     6,729        No
New York, New York 10004
 (executive, sales and
administration offices)

(1) On August 1, 1999 the Company subleased 3,400 square feet to a tenant that is paying $3,967 a month in base rent, plus an additional 42.5% of the common area expenses. The sublease ends October 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

DEPARTMENT OF HEALTH SERVICES

     Tadeo's wholly-owned subsidiary underwent an audit by the California State Controller's Office, Division of Audits, for the purpose of determining compliance with guidelines of the California Department of Health Services ("Medi-Cal") and the California State Board of Equalization. The Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million, contending that for the period July 1, 1990 to June 30, 1993, the subsidiary practiced unfair pricing to its customers. Additionally, accrued interest on the amount demanded is also sought by the Controller's Office. The subsidiary has appealed the ruling, which has been upheld. An appeal to the California Court of Appeals is pending. The subsidiary has provided a reserve of $1,400,000. There is no other material litigation against Tadeo or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                  HOLDERS

         None

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

     The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 1998 and 1999, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         FISCAL YEAR ENDED JUNE 30, 1998                      HIGH BID   LOW BID

         First Quarter ended September 30, 1997               2-7/8      2-1/8
         Second Quarter ended December 31, 1997               2-13/16    1-13/32
         Third Quarter ended March 31, 1998                   2-1/8      1-13/32
         Fourth Quarter ended June 30, 1998                   1-11/16       7/8
         FISCAL YEAR ENDED JUNE 30, 1999
         -------------------------------
         First Quarter ended September 30, 1998               1-7/16     1-3/8
         Second Quarter ended December 31, 1998               1-1/16     1
         Third Quarter ended March 31, 1999                   1-1/8      1
         Fourth Quarter ended June 30, 1999                   4          3-13/16



     On September 15, 1999, the last trade price for a share of Common Stock was

$3-1/2, as reported on Nasdaq, and the Company had 75 shareholders of record of its Common Stock. The Company estimates it has in excess of 300 beneficial holders of its Common Stock.

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

     During the fiscal year end June 30, 1999, the Company had outstanding an aggregate of one million (1,000,000) shares of Series B Redeemable Preferred Stock, $.0001 par value per share (the "Series B Preferred Stock"). Subsequent to the end of the fiscal year ended June 30, 1999, all shares of Series B Redeemable Stock were converted into 500,000 shares of Common Stock.

     See Part III,  "Item 10.,  Directors,  Executive  Officers,  Promoters  and
Control Persons; Compliance with Section 16 (a)", and "Item 12., Security Ownership of Certain Beneficial Owners and Management," for information concerning the redemption of the Company's Series A Preferred Stock in September 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                              Tadeo Holdings, Inc.

                             Selected Financial Data

                              Years ended June 30,

                                   in (000's)

                                              1999       1998       1997       1996       1995
                                             --------------------------------------------------
Operating revenues .....................     1,514        997        455          0          0

Income loss from continuing operations       (478)    (1,153)      (608)    (1,381)      (800)

Income loss from continuing operations
per share ..............................     (0.03)     (0.10)     (0.06)     (0.23)     (0.21)

Total assets ...........................    16,488      9,913     18,299     18,209     17,132

Long term debt .........................        18        664      4,628      2,316      1,520

Redeemable preferred stock .............         0      1,219      1,830      2,246      2,276

Dividends per share common stock .......         0          0          0          0          0

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS

YEAR 2000

     Over the course of the last half of the fiscal year ended June 30, 1999, the Company has been evaluating various acquisitions. This effort has incorporated an analysis of the Year 2000 issues, and that appropriate and timely action will be taken to minimize the negative impact of year 2000 issues on acquisitions by the Company. The year 2000 issue results from the inability of many computer systems and applications to recognize the year 2000 as the year following 1999. This could cause systems to process critical information incorrectly. Currently, the Company is not materially affected by year 2000 issues. The Company plans to implement new systems and technology solutions to these issues in connection with any future acquisitions of operating businesses. The Company plans to work with its future customers, suppliers and third party service providers to identify external weaknesses and to provide solutions which will prevent the disruption of business activities following future acquisitions of operating businesses. The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources.

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

RESULTS OF OPERATIONS

                  The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

                                                             YEAR ENDED JUNE 30,

                                                                  1999     1998

Net sales.....................................................    100%     100%
COST OF SALES.................................................     46       25
                                                                  ----     ----
Gross profit..................................................     54       75

Selling, general & administrative ............................    224      227
Research and development costs................................     11        7
PROVISION FOR STATE AUDITS ...................................     46       --
                                                                  ----     ----

Income (loss) from operations ................................   (182)    (161)
Interest income ..............................................     39       45
Total income (loss) from discontinued operations .............     98      303

NET INCOME (LOSS) ............................................     67 %    187%

FISCAL YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Revenues for the year ended June 30, 1999 were $1,514,849, an increase of $518,376, or 52%, from the year ended June 30, 1998. Several factors contributed to this ncrease. Revenue associated with the Visual Audit product that is distributed by Viasoft on behalf of the Company increased by $57,988 for the year ended June 30, 1999, or a 13% increase over the year ended June 30, 1998, and revenue associated with professional services provided to various clients increased by $570,900 for the year ended June 30, 1999, or a 235% increase over the year ended June 30, 1998.

     Total cost of goods sold for the year ended June 30, 1999 were $700,254, representing costs of approximately 46% of revenues for the period, while total cost of goods sold for the year ended June 30, 1998 were $248,261 or approximately 25% of revenue. This 21% unfavorable variance as a percent of revenue is in part the result of increased utilization of outside consultants in completing time sensitive, single occurrence professional services projects.

     Selling, general and administrative expenses for the year ended June 30, 1999 increased to $3,387,874 from $2,259,349 for the year ended June 30, 1998. Contributing to the Company's unfavorable variance is $1,250,000 in advertising and marketing expenses associated with services provided by various Internet organizations that the Company has determined beneficial to market its products and services.

     Net interest income increased for the year ended June 30, 1999 to $590,092 from $452,016 for the year ended June 30, 1998. This increase is primarily due to quarterly interest from the Note (See "Item 1 Prior Operations," Part I for information concerning the Note).

     Net income decreased to $1,013,412 for the year ended June 30, 1999 from $1,865,288 for the year ended June 30, 1998. This decrease is primarily due to the gain from the sale of the discontinued operations which occurred in the 1998 fiscal year.

     The sale of marketable securities resulted in $1,689,664 in revenue for the year ended June 30, 1999, a 100% increase over the year ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999 the Company's existing cash consisted of approximately $7.6 million. See Part I, "Item 1., Business, General," for information concerning the sale of the Company's operating assets to Gainor in the Transaction and the prepayment of the Note.

     The Company currently receives on average $22,250 a month in interest from its various money market and certificate of deposit accounts.

     The Company's material ongoing fixed expenses are as follows: 1) monthly rent expense net of sublease of approximately $ 17,000 (See Part I, "Item 2., Description of Property," for information concerning the location and description of the leaseholds), 2) $ 7,633 a month to Mr. Buchholz's under his employment termination agreement, an aggregate of $ 280,209 remaining as of June 30, 1999 (See Part III, "Section 1., Employment and Consulting Agreements," for information concerning the agreement) and 3) approxmately $ 32,000 monthly for employee salaries and benifets.

     In July 1998, the Company completed a private placement of 136,837 shares of Common Stock at $1.50 per share to an accredited investor, for $205,256.

     Additionally, in July 1998 the Company was able to terminate its employment agreements with Messrs. Brian Bookmeier, Alan Korby and Matthew B. Gietzen (See
Part III, Item 12, "Employment and Consulting Agreements," for information concerning termination agreements) and reduce cash payments of $ 17,307 every two weeks, or $450,000 a year. In connection with such employment terminations, the Company reduced ongoing payments and issued an aggregate of approximately 250,000 shares of Common Stock to Messrs, Korby, Gietzen and Bookmeier.

     An aggregate sum of 229,950 shares of Series A Redeemable Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") was redeemed, evidencing all outstanding shares of Series A Preferred Stock, in September 1998. The Company was able to redeem the outstanding Series A Preferred Stock, which otherwise would have obligated the Company to pay $1,149,745 in aggregate redemption payments through March 2001, by converting such Series A Preferred Stock, under the terms of the corporate charter, into 1,363,163 shares of Common Stock.

     In 1999, all outstanding shares of Series B Preferred Stock were converted into an aggregate 500,000 shares of Common Stock in accordance with the corporate charter and at the request of the holders of such shares.

     See Part I, Business, "Current Operations,'- Astratek, Inc.' and '-Tadeo E-Commerce Corporation'", for more information concerning additional loans, investments and other cash advances made by Tadeo.

CASH FLOW

     As of June 30, 1999 the Company had working capital of $5,365,143 compared to a working capital of $776,694 at June 30, 1998. The increase in working capital during the year is primarily due to the prepayment of the Note (See "Item 1 Prior Operations," Part I for information concerning the Note).

NET OPERATING LOSS CARRY FORWARD

     During the year ended June 30, 1999, the Company utilized approximately $3,100,000 of available net operating loss carryforwards. Astratek has approximately $1,200,000 of net operating loss carryforwards subject to limitations on annual utilization because there was "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

                  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                                                                             Page Number
                                                                                            --------------
INDEPENDENT AUDITORS' REPORT                                                                   F-1
CONSOLIDATED BALANCE SHEETS AS OF                                                              F-2

JUNE 30, 1999 AND 1998

CONSOLIDATED STATEMENTS OF OPERATIONS                                                          F-3
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

CONSOLIDATED STATEMENT OF CHANGES IN                                                           F-4
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED

JUNE 30, 1999, 1998 AND 1997

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997         F-5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                     F-7-19


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors
Tadeo Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Tadeo Holdings, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tadeo Holdings, Inc. and Subsidiaries as of June 30,1999 and 1998 and the results of its operations and its cash flows for the years ended June 30,1999, 1998 and 1997 in conformity with generally accepted accounting principles.

                                     /S/ FELDMAN SHERB HOROWITZ & CO., P.C.
                                         Feldman Sherb Horowitz & Co., P.C.
                                         Certified Public Accountants

September 15, 1999
New York, New York

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                    June 30,
                                        ASSETS                                               1999              1998
                                                                                          ----------    -----------
CURRENT ASSETS:
      Cash and cash equivalents ...................................................... $   7,618,259 $    2,575,356
      Interest receivable ............................................................        25,521        276,005
      Accounts receivable ............................................................        45,750         11,550
      Prepaid expenses and other assets ..............................................        30,000           --
      Note receivable - other ........................................................       500,000        162,627
                                                                                          ----------    -----------
               TOTAL CURRENT ASSETS ..................................................     8,219,530      3,025,538
                                                                                          ----------    -----------
LONG-TERM NOTE RECEIVABLE ............................................................     1,528,167      6,000,000

INVESTMENTS - Marketable Securities ..................................................     5,533,177           --

PROPERTY AND EQUIPMENT, net ..........................................................        71,938         79,966

CAPITALIZED SOFTWARE COSTS, net ......................................................     1,091,793        696,871

DEFERRED FINANCE COSTS ...............................................................         --           67,079

DEPOSITS AND OTHER ASSETS ............................................................       43,058         43,058
                                                                                          ----------    -----------
                                                                                       $ 16,487,663 $     9,912,512
                                                                                          ==========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ............................................................... $     421,179 $      451,106
      Accrued expenses ...............................................................       125,000        150,425
      Income tax payable .............................................................       628,000           --
      Notes payable - current portion ................................................          --          163,260
      State audit reserves ...........................................................     1,400,000        700,000
      Accrued termination costs, short-term ..........................................       280,209        784,053
                                                                                          ----------    -----------
               TOTAL CURRENT LIABILITIES .............................................     2,854,388      2,248,844


ACCRUED TERMINATION COSTS, long-term .................................................          --          280,209
LONG TERM NOTES PAYABLE, net of current portion ......................................        17,675        663,853
REDEEMABLE PREFERRED STOCK, Series A .................................................          --        1,219,141


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, Series B Cumulative Convertible, $.0001 par value,
          10,000,000 shares authorized, 1,000,000 shares issued and outstanding ......       505,000        505,000
      Common stock, $.0001 par value, 100,000,000 shares authorized, 15,348,528 shares issued and outstanding as of  June 30, 1999 and 12,019,479 issued and outstanding
          as of June 30, 1998 ........................................................         1,535          1,202
      Additional paid-in capital .....................................................    18,797,382     14,115,213
      Unrealized gain on securities ..................................................     2,446,509           --
      Accumulated deficit ............................................................    (8,134,826)    (9,120,950)
                                                                                          ----------    -----------
               TOTAL STOCKHOLDERS' EQUITY ............................................    13,615,600      5,500,465
                                                                                          ----------    -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................ $  16,487,663 $    9,912,512
                                                                                          ==========    ===========
                 See notes to consolidated financial statements.
                                      F - 2

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Year Ended June 30,
                                                                                        1999          1998          1997
                                                                                 -------------- -------------- --------------
REVENUES ........................................................................$    1,514,849 $      997,433 $     454,771

COST OF GOODS SOLD ..............................................................       700,254        248,261        73,188
                                                                                 -------------- -------------- --------------
      GROSS PROFIT ..............................................................       814,595        749,172       381,583
                                                                                 -------------- -------------- --------------
OPERATING EXPENSES:
      Selling, general and administrative .......................................     3,387,874      2,259,349       985,663
      Research and development ..................................................       161,709         71,424         5,000
      Depreciation and amortization .............................................        23,279         23,716         1,709
                                                                                 -------------- -------------- --------------
      TOTAL OPERATING EXPENSES ..................................................     3,572,862      2,354,489       992,372
                                                                                 -------------- -------------- --------------
LOSS FROM OPERATIONS ............................................................    (2,758,267)    (1,605,317)     (610,789)

GAIN ON SALE OF MARKETABLE SECURITIES ...........................................     1,689,664           --             --

INTEREST INCOME .................................................................       590,092        452,016         2,673
                                                                                 -------------- -------------- --------------
LOSS FROM CONTINUING OPERATIONS .................................................      (478,511)    (1,153,301)     (608,116)
                                                                                 -------------- -------------- --------------
DISCONTINUED OPERATIONS
      Loss from discontinued operations .........................................          --       (2,122,296)   (1,816,337)
      Gain from disposal, including operating lossess, through
        disposal date, of $1,489,272 (less applicable income taxes of $1,104,000)     1,491,923      5,140,885           --
                                                                                 -------------- -------------- --------------
      TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS ..........................     1,491,923      3,018,589    (1,816,337)
                                                                                 -------------- -------------- --------------

NET INCOME (LOSS) ...............................................................     1,013,412      1,865,288    (2,424,453)

PREFERRED STOCK DIVIDENDS .......................................................       (27,288)      (186,150)     (211,780)
                                                                                 -------------- -------------- --------------
NET INCOME (LOSS) APPLICABLE TO
      COMMON SHARE HOLDERS ......................................................$      986,124 $    1,679,138 $  (2,636,233)
                                                                                 ============== ============== ==============
NET INCOME (LOSS) PER SHARE:
      Continuing operations .....................................................$        (0.03)$        (0.11)$       (0.08)
      Discontinued operations ...................................................          0.10           0.25         (0.17)
                                                                                 -------------- -------------- --------------
NET INCOME (LOSS) PER SHARE - basic and diluted .................................$         0.07 $         0.14 $       (0.25)
                                                                                 ============== ============== ==============
WEIGHTED AVERAGE NUMBER OF SHARES
      USED IN COMPUTATION .......................................................    14,728,969     12,019,479     10,379,178
                                                                                 ============== ============== ==============
NET INCOME (LOSS) ...............................................................$    1,013,412 $    1,865,288 $   (2,424,453)

OTHER COMPREHENSIVE INCOME, NET OF TAX
      Unrealized gains on available-for-sale securities .........................     2,446,509           --             --
                                                                                 -------------- -------------- --------------
COMPREHENSIVE INCOME (LOSS) .....................................................$    3,459,921 $    1,865,288 $   (2,424,453)
                                                                                 ============== ============== ==============

                 See notes to consolidated financial statements.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                       Preferred Stock Series B  Common Stock        Additional Unrealized                  Total
                                          -------------------  ------------------    Paid-In      Gain     Accumulated Stockholders'
                                             Shares   Amount      Shares   Amount    Capital  On Securities  Deficit       Equity
                                          ----------- -------  ----------- ------  ------------ ---------- ------------ ------------
Balance - June 30, 1996 ..................  1,000,000 $505,000  10,182,906 $ 1,018   10,693,171 $       -- $ (8,163,855)$ 3,035,334

Shares issued in connection with private
 offering ................................         --       --     500,000      50      999,950         --           --   1,000,000
Shares issued in connection with private
 offering ................................         --       --     250,000      25      499,975         --           --     500,000
Debt converted as consideration for
 exercise of options .....................         --       --   1,009,415     101    2,018,729         --           --   2,018,830
Dividends paid on redeemable preferred
 stock series A                                    --       --          --      --           --         --     (211,780)   (211,780)
Various expenses associated with
 private placement .......................         --       --          --      --     (100,004)        --           --    (100,004)
Various expenses associated with
 consulting services                               --       --       1,700      --        3,400         --           --       3,400
Shares issued in connection with expenses
 associated with debt conversion ..........        --       --      75,458       8           (8)        --           --          --
Net loss ..................................        --       --          --      --           --         --   (2,424,453) (2,424,453)
                                          ----------- -------- ----------  -------  -----------  ---------   ----------  -----------
Balance - June 30, 1997 ................... 1,000,000  505,000  12,019,479   1,202   14,115,213         --  (10,800,088)  3,821,327

Dividends paid on redeemable preferred
 stock series A                                    --       --          --      --           --         --     (186,150)   (186,150)
Net lncome ................................        --       --          --      --           --         --    1,865,288   1,865,288
                                          ----------- -------- ----------  -------  ----------- ---------   ----------   ----------
Balance - June 30, 1998 ................... 1,000,000  505,000  12,019,479   1,202   14,115,213         --   (9,120,950)  5,500,465

Shares issued upon converting
 redeemable preferred stock series A ......        --       --   1,363,163     136    1,149,609         --           --   1,149,745
Shares issued in connection with private
 offering .................................        --       --     136,837      14      205,242         --           --     205,256
Shares issued to employees in connection
with termination of employment agreements .        --       --     168,334      17      168,317         --           --     168,334
Shares issued to an employee in connection
 with exercise of stock option ............        --       --      84,167       8       84,159         --           --      84,167
Shares issued in connection with Stock
 Purchase Agreement .......................        --       --      30,523       3       74,997         --           --      75,000
Shares of Common Stock exchanged with
 ViewCast .................................        --       --   1,240,310     124    1,999,876         --           --   2,000,000
Changes in unrealized gain on securities
 available-for-sale .......................        --       --          --      --           --  2,446,509           --   2,446,509
Shares issued in connection with repayment
 of promissary note .......................        --       --      20,000       2           (2)         --           --         --
Shares of common stock exchanged with
 Diplomat .................................        --       --     285,715      29      999,971         --           --   1,000,000
Dividends paid on Preferred Stock Series A         --       --          --      --           --         --      (27,288)    (27,288)
Net lncome ................................        --       --          --      --           --         --    1,013,412   1,013,412
                                           ========== ======== =========== =======  ===========  =========  ===========  ===========
Balance - June 30, 1999 ..................  1,000,000 $505,000   15,348,528 $1,535   18,797,382 $2,446,509 $ (8,134,826)$13,615,600
                                           ========== ======== =========== =======  ===========  =========  ===========  ===========

                 See notes to consolidated financial statements.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended June 30,
                                                                               1999          1998          1997
                                                                          -----------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ................................................ $  1,013,412 $   1,865,288 $   (2,424,453)
                                                                          -----------  ------------  -------------
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
                Depreciation ...........................................       23,279       244,443       652,860
                Amortization of deferred finance costs and debt discount      105,993        84,507          --
                Amortization of capitalized software costs .............      312,966        82,674        20,489
                Settlement of employment contracts (non-cash) ..........      327,501          --            --
                Gain on sale of marketable securities ..................   (1,689,664)         --            --
                Gain on sale of operations .............................         --      (5,140,885)         --
                Gain on collection of note .............................   (3,300,000)         --            --

      Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable ..................      (34,200)      132,884      (144,434)
           Decrease (Increase) in interest receivable ..................      250,484      (276,005)         --
           Additions to capitalize software costs ......................         --        (654,660)         --
           Increase in prepaid expenses ................................      (30,000)         --            --
           Increase in deferred finance costs ..........................     (108,000)     (105,000)         --
           Increase in other assets ....................................         --         (18,224)      (15,000)
           Increase in accounts payable ................................      (29,927)      325,244        84,593
           Increase in state audit reserve .............................      700,000          --            --
           (Decrease) increase in accrued expenses .....................      (25,425)       46,628       103,797
           Increase in income tax payable ..............................      628,000          --            --
           Changes in operating assets and liabilities of discontinued
             operations ................................................         --       2,002,440    (2,221,612)
           Decrease in accrued termination costs .......................     (784,053)         --            --
                                                                          -----------  ------------  -------------
                Total adjustments ......................................   (3,653,046)   (3,275,954)   (1,519,307)
                                                                          -----------  ------------  -------------
           NET CASH  USED IN OPERATING ACTIVITIES ......................   (2,639,634)   (1,410,666)   (3,943,760)
                                                                          -----------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash proceeds from the sale of operation .........................         --       8,065,336          --
      Cash proceeds from the sale of securities ........................    2,739,996          --            --
      Capital expenditures .............................................     (718,425)     (730,148)     (420,749)
      Collection on note receivable ....................................    9,300,000          --            --
      Purchase of convertible preferred  stock .........................   (1,000,000)         --            --
      Increase in note receivable ......................................   (2,028,167)         --            --
                                                                          -----------  ------------  -------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........    8,293,404     7,335,188      (420,749)
                                                                          -----------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease) increase in notes payable .............................     (163,260)      488,149          --
      Repayment/ (issuance) of related party loans .....................     (162,627)         --         (60,000)
      Proceeds from debt financing .....................................      183,230       658,351          --
      Borrowing of revolving credit line ...............................         --            --       4,365,410
      Repayment of revolving credit line ...............................         --      (4,365,410)         --
      Net proceeds from (repayment of) long-term debt ..................     (646,178)     (239,656)       96,927
      Issunace of common stock, net of expenses ........................      205,256         2,005     1,403,499
      Dividends paid on Series A Preferred Stock .......................      (27,288)     (186,150)     (211,780)
      Redemption of Series A Preferred Stock ...........................         --        (610,517)     (416,551)
                                                                          -----------  ------------  -------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........     (610,867)   (4,253,228)    5,177,505
                                                                          -----------  ------------  -------------
NET INCREASE IN CASH ...................................................    5,042,903     1,671,294       812,996

CASH AT BEGINNING OF YEAR ..............................................    2,575,356       904,062        91,066
                                                                          -----------  ------------  -------------
CASH AT END OF YEAR ....................................................$   7,618,259 $   2,575,356 $      904,062
                                                                          ===========  ============  =============

                 See notes to consolidated financial statements.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest .........................................................   $    84,507 $550,201 $     623,804
                                                                                          ========== ========  ============
      Cash paid for income taxes .....................................................   $   476,269 $      - $         --
                                                                                          ========== ========  ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Convertible notes converted to common stock ....................................   $   20,000  $      - $   2,018,830
                                                                                          ========== ========  ============
      Redeemable series "A" preferred stock converted to common stock ................   $1,149,745  $      - $          --
                                                                                          ========== ========  ============
      Private offering of common stock ...............................................   $   205,256 $      - $          --
                                                                                          ========== ========  ============
      Issuance of common stock in conjunction with termination of employment contracts   $   168,334 $      - $          --
                                                                                          ========== ========  ============
      Issuance of common stock in conjunction with exercise of stock option ..........   $   84,167  $      - $          --
                                                                                          ========== ========  ============
      Issuance of common stock in conjunction with retirement of debt ................   $   75,000  $      - $          --
                                                                                          ========== ========  ============
      Exchange of common stock with another company's common stock ...................   $2,000,000  $      - $          --
                                                                                          ========== ========  ============
      Exchange of common stock with another company's common stock ...................   $1,000,000  $      - $          --
                                                                                          ========== ========  ============

                 See notes to consolidated financial statements.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

          Tadeo Holdings, Inc. ("Tadeo" or the "Company"), incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. and changed its name to Tadeo Holdings, Inc. on February 2, 1998. Prior to the Company's acquisition of Astratek and the creation of Tadeo E-Commerce, the Company supplied and distributed both prescription and non-prescription medications and durable medical equipment and supplies principally to persons suffering from diabetes

          On October 27, 1998, the Company acquired Astratek, Inc., a New York corporation, pursuant to a merger of a wholly-owned subsidiary of the Company into Astratek, with Astratek being the surviving corporation and becoming a wholly-owned subsidiary of Tadeo. The accompanying financial statements and footnotes are presented to reflect the acquisition under the pooling of interests method of accounting, which requires the restatement of prior years' financial statements as if the acquisition was consummated at the beginning of all periods presented.

          On May 25, 1999, the Company incorporated Tadeo E - Commerce Corporation ("Tadeo E") in Delaware as a wholly-owned subsidiary of Tadeo to be active in the electronic commerce industry.

          Tadeo is the parent corporation for the following wholly-owned subsidiaries: Physicians Support Services, Inc., a California corporation ("PSS"); Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc. ("SugarFree"), a California corporation; USC-Michigan, Inc. a Michigan corporation and its wholly-owned subsidiary, PCS, Inc.-West (collectively identified as "Patient Care Services"), a Michigan Corporation. Depending upon the context, the term "Company" refers to either Tadeo alone, or Tadeo and one or more of its subsidiaries. The SugarFree, PSS and Patient Care Services subsidiaries have discontinued operations.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Principles of Consolidation - The financial  statements  include the
         accounts  of  the  Company  and  its  wholly-owned  subsidiaries.   All
         significant inter-company transactions have been eliminated.

         B. Revenue Recognition - The Company licenses software to end users under license agreements. The Company has recognized revenues in accordance with Statement of Position 97-2 entitled "Software Revenue Recognition" ("SOP 97-2), issued by the American Institute of Certified Public Accountants ("AICPA").

         C. Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

         D. Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock has been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

         E. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         F. Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         G. Stock Based Compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

         H. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         I. Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 1999, the Company believes that there has been no impairment of its long-lived assets.

         J. Capitalized Software Costs - The Company accounts for costs of developing computer software for sale in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", under which costs incurred prior to the establishment of a product's technological feasibility are expensed as research and development and costs incurred from the point of technological feasibility through the point that a product is ready for market are capitalized and amortized in the greater of the relations that revenues earned bear to total expected revenues over the life of the product or straight-line over the life of the product. Capitalized software costs are evaluated periodically and written down to net realizable value when necessary. Amortization of capitalized software costs for the periods ended June 30, 1999, 1998, and 1997 were $312,966, $82,674, and $20,489, respectively.

         K. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income
         (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to stockholders.

2.       DISCONTINUED OPERATIONS

          On January 28, 1998, the Company sold its operating assets and the stock of its two principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc. ("HMS"), to Gainor Medical Management, LLC, a privately held Georgia company ("Gainor"), for a gross purchase price of $34 million in cash, as reduced by $8,725,226 of specified liabilities of the Company, and $17,000,000 by the delivery of a Gainor convertible subordinated promissory note (the "Note"). Out of the cash received at closing, the Company satisfied an aggregate of $4,451,136 in liabilities to permit the required transfer of assets to Gainor free and clear of encumbrances. The Note bore interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter until payment in full of the principal balance no later than January 28, 2003. Prior to its maturity, the Note was convertible into equity securities of Gainor, at the election of the Company, upon the successful completion of a public offering of such equity securities by Gainor, subject to certain restrictions. The Company's stockholders approved the sale of its business at their Annual Meeting held on January 26, 1998 in Livonia, Michigan, at which time they also approved an amendment to the Company's certificate of incorporation changing its name to Tadeo Holdings, Inc. The sale of the Company's operating business to Gainor shall hereinafter be referred to as the "Transaction".

          In addition to offsets for customary indemnification's under the Asset Purchase Agreement among the parties, dated November 14, 1997, the principal amount of the Note was subject to reduction in the event that (i) such principal amount did not equal at least 75% of Gainor's revenues from operation of Diabetes during calendar 1998, in which event the Note would be reduced by the difference between 75% of such revenues and $17,000,000, (ii) Gainor would not able to collect at least $5.75 million from the accounts receivable sold to Gainor as part of the Transaction during the one-year period succeeding the closing, in which event the Note would be reduced by the difference between $5.75 million and the amount of receivables actually collected, and (iii) prior to July 28, 1998 fewer than 3,334 former customers of PCS, Inc. West will be customers of Gainor, in which event the Note would be reduced by $600 for each former customer of PCS, Inc. West less than the minimum 3,334 who fails to transfer to Gainor, up to a maximum amount of $2,000,000.

          In September 1998, Gainor notified the Company that the assignment of benefits provision is currently at the maximum adjustment level of $2,000,000. Gainor made a $559,800 downward adjustment to the Note principal, and granted an extension until November 21, 1998 of the time for a sufficient number of assignments of benefits to be received by Gainor in order to avoid further downward adjustment to the Note principal. Gainor had previously reduced the Note balance by approximately $145,000, for what were claimed to be unrecorded purchase date accruals, as an adjustment to the closing balance sheet under the Asset Purchase Agreement. In addition, Gainor notified the Company that as of August 31, 1998, (i) its collection of receivables purchased from the Company pursuant to the Asset Purchase Agreement were behind schedule that, an annualized basis, would result in collecting more than $5.75 million of such account, and (ii) its generation of revenues from operations of the purchased business was not as anticipated, either of which could result in additional downward adjustments to the Note principal under the terms of the Asset Purchase Agreement.

         As a result of the aforementioned, the Company reduced the carrying basis of the Note to $6,000,000 at June 30, 1998 based on what management believed would be the value of the Note if it were to be sold to an unrelated third party in an arms-length transaction. Accordingly, the Company reduced the gain on the disposal of the discontinued business by $11,000,000.

         In April 1999, the Note was prepaid by Gainor in the amount $9,300,000 and the Company recognized a gain of $3,300,000 on the collection of such Note.

         In connection with the Company's sale of Diabetes, the accompanying financial statements have been restated to present such businesses as discontinued operations.

         The revenue of the discontinued businesses was $19,136,465 and $34,001,626 for the fiscal years ended June 30, 1998 and 1997, respectively.

3.       BUSINESS ACQUISITION

         On October 27, 1998, the Company completed the acquisition of Astratek, Inc. a New York corporation ("Astratek"). The Company acquired Astratek pursuant to a merger (the "Merger") of Astratek Acquisition Corp.
         ("AAC"), a wholly-owned subsidiary of the Company, with and into Astratek, with Astratek becoming the wholly-owned subsidiary of the Company, as the surviving corporation of the Merger. The Merger was effected in accordance with the Agreement and Plan of Merger ( the "Merger Agreement"), dated as of October 23, 1998, among the Company, AAC, Astratek, and the shareholders of Astratek.

         Astratek develops software tools and related products for internet and intranet technology and provides consulting and professional services for several major companies. As per the Merger Agreement delivered to Astratek shareholders, the

         Company issued 2,294,900 shares of the Company's common stock in exchange for cancellation of all the issued and outstanding shares of the capital stock of Astratek prior to the Merger and the issuance of 100 shares of Astratek common stock to the Company post-merger. The acquisition is accounted for as a pooling of interests business combination. Accordingly, the Company's prior years' financial statements are restated as if the acquisition was consummated at the beginning of all periods presented. The revenue and net income for Tadeo and Astratek from July 1, 1998 through October 27, 1998, and the fiscal years ended June 30, 1998 and 1997 are as follows:

                                July 1, 1998 through                                   Year Ended June 30,
                                                             ---------------------------------------------------------------------
                                  October 27, 1998                          1998                                 1997
                         --------------------------------    --------------------------------    ---------------------------------
                              Tadeo            Astratek           Tadeo            Astratek            Tadeo            Astratek
                         --------------     -------------    ---------------    -------------    ----------------    -------------
Revenue                $              -   $       363,594  $               -  $       996,473  $                -  $       454,771
Net income (loss)              (461,879)         (211,116)          2,394,351        (529,063)         (2,653,231)         228,778


4.       MARKETABLE SECURITIES

         On September 24, 1998, the Company completed a Stock Purchase Agreement between ViewCast.com Inc. (VCST) and Tadeo (the "Purchase" Agreement"). VCST purchased $2,000,000 worth of restricted Tadeo common stock valued at $2,000,000 for $2,000,000 worth of VCST common stock. The Company issued 1,240,310 shares of Tadeo common stock at the sale price of $1.6125 per share and received 1,000,000 shares of VCST's common stock for the purchase price of $2.00 per share. In the case of each corporation, the number of shares issued was less than 20% of the outstanding common stock of the issuer on September 24, 1998. On April 23, 1999, the Company sold approximately 460,000 shares of VCST for $6.00 a share in a private transaction. The Company realized a net gain of approximately $1,690,000 after brokerage commissions from this sale.

         In June 1999, the Company exchanged $1,000,000 market value of its common stock, $.0001 par value, for $1,000,000 market value of shares of common stock, $.0001 par value, of a direct marketing company under the terms of a Securities Purchase Agreement. In addition, the Company purchased 10,000 shares of convertible preferred stock at $100.00 per share from the same direct marketing company.

         The aforementioned marketable securities have been classified as available for sale securities at June 30, 1999 and accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity.

5.       ASSET PURCHASE AGREEMENT

         In August 1997, the Company executed an agreement with Bankers Trust, under which the Company acquired the rights to certain software, which was under development by certain principals of the Company in their capacity as employees of Bankers Trust. In connection with the agreement, Bankers Trust is owed $100,000 and an approximate quarterly revenue share amount of $25,000 (which are included in June 30, 1999 year end accruals). The quarterly accrual is related to asset purchase agreement, in which Bankers Trust will receive 10 percent of all revenues associated with the Visual Audit for Excel product until such time as Bankers Trust has received $250,000 and 5 percent of all revenues associated with the Visual Audit for Excel product until such time as Bankers Trust has received $500,000.

6.       NOTE RECEIVABLE

         The Company provided a cosmetic manufacturing and marketing company with $1,528,167 in loan financing through the issuance of one note bearing interest at 8% due in May 2001, and $500,000 through the issuance of a note bearing interest at 20.8% due in August 1999. The $500,000 note was later amended on August 12, 1999 to (i) extend the due date to June 2000, (ii) reduce the interest rate to 10%, and
         (iii) increase the principal of the note from $500,000 to $550,000 for accrued interest of $26,580 and a premium of $23,420 for for extending the maturity date and lowering the interest rate. In addition, the Company received warrants to acquire 500,000 shares of common stock of such company at an exercise price of $1.50 per share.

7.       PROPERTY AND EQUIPMENT

         Furniture, fixtures and equipment are as follows:

                                                                                   June 30,

                                                                   -----------------------------------------
                                                                         1999                   1998
                                                                   ------------------     ------------------
        Furniture and fixtures                                 $              20,906  $              20,906
        Computer software                                                      7,862                  6,450
        Computer equipment                                                    92,424                 75,360
        Machinery and equipment                                                    -                  3,227
                                                                   ------------------     ------------------
                                                                             121,192                105,943
        Less:  accumulated depreciation                                     (49,254)               (25,977)
                                                                   ==================     ==================
                                                               $              71,938  $              79,966
                                                                   ==================     ==================

8.       NOTES PAYABLE

Notes payable at June 30, 1999 and June 30, 1998 respectively consist of the following:
                                                            JUNE 30,
   CREDITOR     MATURITY DATE      INTEREST RATE   1999               1998
   --------    -------------       -------------   ------------------------

   Officer     (B)                 None            $   17,675        77,500

   Former      March 31, 1999(C)   10%             $       -        109,021
   Owner

   TRUST (A)   JUNE 1, 2000        FLOATING PRIME  $       -        640,592
                                                   ------------------------
                                                   $   17,675       827,113

                                LESS:  SHORT TERM          -        163,260
                                                   ------------------------

                                LONG TERM NOTES    $  17,675        663,853
                                                   ========================


(A) Agreement dated June 1, 1997, subsequently assigned to a Trust, the beneficiaries of which are relatives of an officer, shareholder and director, to provide maximum funding of $750,000, collateralized by substantially all of Astratek, Inc.'s assets. The debt went into a default because of the non-payment of interest. On October 22, 1998, Astratek, Inc. obtained a waiver from the holder to forebear any action through November 30, 1998. In exchange, the Company agreed to pay a fee of $10,000 and to convert $350,000 of the principal into 378,829 shares of common stock

(B) To be repaid out of future profits, if any, at a maximum aggregate amount of $2,000 per month.

(C)      Due to a former owner of a subsidiary, unsecured, payable monthly.

9.       CONCENTRATION OF CREDIT RISK

         The Company maintains cash balances at a financial institutions located in New York. Accounts at the institution are insured by Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceeded such insured limits.

10.      COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

         The Company is obligated under two leases for base annual rent of approximately $114,000 (Michigan) and $126,000 (New York City) through September 2002 and November 2002, respectively. A portion of the Michigan location has been subleased for rent of $47,592 annually, plus an allocation of 42.5% of common area expenses under the master lease.

         Department of Health Services - One of the Company's discontinued wholly-owned subsidiaries underwent an audit by the California State Controller's Office, Division of Audits, for the purpose of determining compliance with guidelines of the California Department of Health Services ("Medi-Cal") and the California State Board of Equalization. The Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million, contending that for the period July 1, 1990 to June 30, 1993, the subsidiary practiced unfair pricing to its customers. Additionally, accrued interest on the amount demanded is also sought by the Controller's Office. The subsidiary has appealed the ruling, which has been upheld. An appeal to the California Court of Appeals is pending. The Company has provided a reserve of $1,400,000, $700,000 of which was accrued in the year ended June 30, 1999. There is no other material litigation against Tadeo or its subsidiaries.

         On May 28, 1999, as amended by agreements dated as of June 1, 1999, Tadeo E entered into a Web Design and Consulting Agreement with Azurel, Ltd. ("Azurel"), a public company engaged in the business of manufacturing and distributing cosmetics and other related products
         (the "Azurel Web Agreement"). Under the terms of the Azurel Web Agreement, based upon the fee schedule to be included in that agreement, Tadeo E agreed to provide all necessary consulting and development services to design, maintain and enhance Azurel's electronic commerce Internet sites and other related electronic commerce marketing vehicles. Tadeo E paid Azurel $500,000 for Azurel's provision of content and marketing consulting services in connection with assistance provided to Tadeo E's electronic commerce development activities for Azurel and other clients. At the same time, to enhance the strategic relationship between Azurel, Tadeo and Tadeo E, Tadeo E lent to Azurel an aggregate of $1,528,167 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Repayment of amounts outstanding under the Credit Agreement is secured by a pledge of approximately 66.66% of the outstanding shares of certain Azurel operating subsidiaries, under the terms of a Pledge Security Agreement, as amended, by and between Azurel, Tadeo and Tadeo E. In further consideration for its advances to Azurel under the Credit Agreement, Tadeo E received from Azurel warrants to acquire 500,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such Warrants being subject to registration rights provided under the terms of Registration Rights Agreement, as amended, dated as of June 1, 1999. On May 12, 1999, Tadeo extended a $500,000 loan to Azurel, due August 1999,bearing interest at 20.8% (the "Note"). The $500,000 Note was later amended on August 12, 1999 to (i) extend the due date to June 2000, (ii) reduce the interest rate to 10%, and (iii) increase the principal of the Note from $500,000 to $550,000 for accrued interest of $26,580 and a premium of $23,420 for extending the maturity date and lowering the interest rate.


         Under agreements dated as of June 30, 1999, Tadeo E entered into both a Web Design and Consulting Agreement and an Online Hosting Agreement with Diplomat Direct Marketing Corporation ("Diplomat"), a public company engaged in the business of distributing women's and children's fashion apparel and related accessories through catalogue sales and over the Internet ("Diplomat Web Agreements"). Under the terms of the Diplomat Web Agreements, based upon the fee schedules provided in those agreements, Tadeo E is providing all necessary consulting and development services to design, maintain and enhance Diplomat's electronic commerce Internet sites and other related electronic commerce marketing vehicles, as well as to host those sites on behalf of Diplomat. Tadeo E paid Diplomat $500,000 for Diplomat's provision of content and marketing consulting services in connection with assistance provided to Tadeo E's electronic commerce development activities for Diplomat and other clients. In addition to payments by Diplomat for the services provided under the Diplomat Web Agreements, in further consideration for its services to Diplomat under the Web Agreements Tadeo E will receive royalties from Diplomat based upon Diplomat's ongoing electronic commerce businesses (the "Royalties"). The Royalties are equal to 5% of Diplomat's electronic commerce revenues, until $500,000 has been paid to Tadeo E, and thereafter 20% of certain Diplomat electronic commerce net income in perpetuity.

         On June 30, 1999, Tadeo E entered into an agreement with Business Talk Radio.Net, Inc. ("Business Talk") under which, for a payment of $250,000, Tadeo E obtained an assignable credit for the purchase of advertising time on radio programs operated by Business Talk having an agreed-upon value of $1,200,000, and shares of Series C Preferred Stock convertible into 5% of the currently outstanding capital stock of Business Talk. As part of the transaction, Tadeo E obtained an option to acquire an equivalent number of shares of Business Talk capital stock for an exercise price of $250,000, as well as the right to "stream" the content of Business Talk programming on its and its affiliates web sites during the course of a three-year period without an additional payment to Business Talk. Business Talk creates and distributes the content of its business-oriented radio programming for broadcasting on third party operated radio stations in a variety of markets throughout the United States.

11.      INCOME TAXES

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

         The benefit for income taxes from continuing operations differs from the amount computed applying the statutory federal income tax rate to loss before income taxes as follows:

                                                                                        Year Ended June 30,

                                                                    --------------- --- ---------------- ---- ------------------
                                                                         1999                1998                   1997
                                                                    ---------------     ----------------      ------------------

                                                                $       (248,000)  $         (392,000)    $          (207,000)
     Income tax benefit computed at statutory rate

     Income tax benefit not recognized                                     248,000              392,000                 207,000
                                                                    ---------------     ----------------      ------------------
     Income tax benefit                                          $               -   $                -    $                  -
                                                                    ===============     ================      ==================

         During the year ended June 30, 1999, the Company utilized approximately $3,100,000 of available net operating loss carryforwards. Astratek has approximately $1,200,000 of net operating loss carryforwards subject to limitations on annual utilization because there was "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership. The resulted deferred tax asset from such net operating loss carryforwards has been fully reserved for.

12.      STOCKHOLDERS' EQUITY

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

          B. Redeemable Preferred Stock Series A - In April 1995, in connection with the acquisition of PCS, Inc. -West, the Company issued 580,000 shares of Series A Redeemable Preferred Stock. The shares contained a liquidation preference of $5 per share and paid no dividends. They are mandatorily redeemable at $5 per share, over a five-year period in equal monthly installments beginning in October 1995. The Company recorded the present value of the required future payments as a liability utilizing a discount rate of 9%. The portion of the monthly redemption installments which are attributed to this discounting factor are accounted for as preferred stock dividends. At June 30, 1998, there were 229,950 shares outstanding. In August 1998, the Company amended the certificate of designation to allow for the conversion of the Series A Preferred Stock and the remaining balance was converted into 1,363,163 shares of Common Stock in September 1998.

          C. In April 1995, in connection with the Acquisition of PCS, the Company issued 1,000,000 shares of Series B Cumulative Convertible Preferred Stock. Each share contains a liquidation preference of $1.00 per share. Each share was convertible into common stock at the rate of two shares for one common share and paid a cumulative dividend at the rate of from $.02 per share annually, beginning in September 1996, increasing to $.12 per share through June 30, 2000. However, such dividend only become payable if, in the immediate preceding fiscal year, the Company had pre-tax income of at least $500,000. In August 1999, all Series B Preferred Stock was converted into 500,000 shares of Common Stock in accordance with the Corporate charter and at the request of the holders.

             D. In connection with its December 1992 public offering, the Company has 1,143,800 Class A warrants outstanding to purchase Common Stock at $3.30 per share which expire in December 1999.

13.      STOCK OPTION PLAN

           A. The Company's 1992 Employee Stock Option Plan (the "1992 Plan") was approved by the Company's Board of Directors and stockholders in June 1992. On July 28, 1993, 210,000 stock options, exercisable at $1.50 per share, for a period of ten years, were issued under the 1992 Plan. Options granted under the 1992 plan may include those qualified as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors, who provide necessary services to the Company are eligible to participate in the 1992 Plan. Non-employees and part-time employees may receive only non-qualified stock options. The maximum number of shares of common stock for which options may be granted under the 1992 Plan is 500,000 shares.

           B. The Company's Management Non-Qualified Stock Option Plan (the Management Plan") was approved by the Company's Board of Directors in December 1992. On July 28, 1993, 100,000 stock options, exercisable at $1.50 per share, for a period of ten years, were issued under the Management Plan. Management and key employees, as well as outside directors and other individuals who provide necessary services to the Company, are eligible to participate in the Management Plan. Options granted under the Management Plan are nonqualified options. The maximum number of shares of Common Stock for which options may be granted under the Management Plan is 550,000.

           C. In November 1997, the Company established the 1997 Stock Option Plan for Non-employee Directors, which authorizes the issuance of up to 300,000 options to purchase Common Stock at an exercise price of 100% of the Common Stock's market price. Subsequent to its adoption at the annual meeting in February 1998, 30,000 five-year options were granted under this plan at an exercise price of $1.81 per share. On each of July 1, 1999 and 1998, an additional

           30,000 five year options were granted at an exercise price of $3.78 and $.97 per share, respectively.

14.        ACCOUNTING FOR STOCK OPTIONS

           The Company accounts for stock options issued to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized if the exercise price equals the stock market value on the measurement date (generally the grant date). The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

           For disclosure purposes, the fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended June 30, 1999, 1998 and 1997, respectively; annual dividends of $0.00 for all years; expected volatility of 50% for the year ended June 30, 1999, and 86.3% for the years ended June 30, 1998 and 1997; risk free interest rate of 5.7% for the year ended June 30, 1999, and 7.0% for the years ended June 30, 1998 and 1997, and expected life of five years for all years.

           If the Company had recognized compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3.1 million and $.30 for fiscal 1997. The effect for fiscal 1999 and 1998 would not be material.

          The following table summarizes the changes in options outstanding and the related price ranges:

                                                    Weighted
                                                     Average        Range of
                                        SHARES   EXPECTED PRICE  EXERCISE PRICE

Outstanding at June 30, 1996         1,081,667   $      1.33     $1.00 - $1.50
GRANTED                                275,999          1.72      1.70 -  1.50
                                       -------          ----      -------------

Balance June 30, 1997                1,357,666          1.41      1.00 -  2.25
GRANTED                                 55,000          2.15      1.81 -  2.50
                                    ----------          ----      -------------

Balance June 30, 1998                1,412,666          1.44      1.00 -  2.50
Granted                                306,167           .99       .94 -  1.00
EXERCISED                              (84,167)         1.00              1.00
                                    ----------          ----      -------------

BALANCE JUNE 30, 1999                1,634,666          1.27     $ .93 -  2.50
                                     =========                    =============

          The  following  table  summarizes   information  about  stock  options
outstanding at June 30, 1999:

                                                            Weighted Average
                              Range of Average            Remaining Contractual
  EXERCISE PRICES               OUTSTANDING                   LIFE IN YEARS

   $.93 - $5.50                  1,634,666                        4.45
   ------------                  ---------                        ----

         Options exercisable at June 30, 1999 and 1998 were 1,490,666 and 1,412,666 respectively.

15.        NOTE RECEIVABLE - OFFICER

           On November 25, 1998, Tadeo Holdings, Inc. advanced $70,000 to Brian Bookmeier, Tadeo's President, in exchange for a note receivable, which bore interest at the rate of 10% per annum. This note was paid in full during the fiscal year ended June 30, 1999.

         16.      TERMINATION AGREEMENTS

         The Company entered into the following contracts subsequent to the disposal of its business:

         A. The Company agreed to make severance payments aggregating $708,000 to a former operating officer. An initial payment of $250,000 was paid and the remaining $458,000 was to be paid in sixty equal monthly installments of $7,633 commencing March 1998 and continuing through March 2003. The Company recorded the present value of this contract at $359,265. The balance which was $280,209 at June 30, 1999 is currently payable since the note due from Gainor was prepaid (Note 2). Additionally, Tadeo will continue to pay quarterly premiums on the officer's existing $350,000 life insurance policy through December 31, 1999.

         B. The Company entered into agreements with three former officers in July 1998, for an aggregate consideration of $862,498, with $385,000 paid in August 1998, $225,000 settled through the issuance of notes payable due in January 2000, bearing interest at 7% per annum and the $252,490 balance settled by exchanging cash severance payments for the direct issuance of 168,334 shares of Common Stock (at $1.00 value per share) and the exercise price of concurrently granted options to acquire 84,167 shares of Common Stock at $1.00 per share. The Company has retired these contracts as of June 30, 1999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)

OFFICERS AND DIRECTORS

The executive officers and directors of the Company as of September 28, 1999 are as follows:

        NAME           AGE  POSITION WITH THE COMPANY

Brian D. Bookmeier      41   President of Tadeo Holdings,
                             Inc., Director, Acting Chief
                             Financial Officer and Acting Accounting Officer

Alexander Kalpaxis      46   Executive Vice President, Chief Technology Officer
                             And Director

James Linesch           45   Director

Damon Testaverde        51   Director

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

     ALEXANDER KALPAXIS. Since November 1998, Mr. Kalpaxis has been the Company's Chief Technology officer, Executive Vice President and Director. From April 1997 to October 1998, Mr. Kalpaxis was the CEO, President of Astratek, Inc. From October 1984 to April 1997 Mr. Kalapxis was Bankers Trust Chief Technology scientist. Mr. Kalpaxis led projects in infrastructure development, LAN systems, databases and tools, object technology, and engineering. Prior to Bankers Trust, Mr. Kalpaxis was a research electrical engineer for Photonics Laser Institute at the City University of New York. He has received several awards, including the Simon Sokin Medal for Excellence in Experimental Physics.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                               Long-Term Compensation
                  _____________________________________________________________________________
                        Annual Compensation                 Awards        Payouts
                  ___________________________________   _______________   _______

                                               OTHER
Name and                                       ANNUAL RESTRICTED                      ALL
Principal                                      COPEN-   Stock   OPTIONS/   LTIP      OTHER
POSITION          YEAR     SALARY    BONUS     SATION   AWARDS   SARS(#)  PAYOUTS  COMPISATION
--------          ----     ------    -----     ------   ------   -------  -------  -----------
Brian Bookmeier    1997   $116,667      0    $  9,000   $   0    $  0     $      0    $  0
President and      1998   $ 87,500      0    $  1,000   $   0    $  0     $      0    $  0
Chief Executive    1999   $ 17,308      0    $      0   $   0    $  0     $128,333    $  0
Officer and
Director

Alex  Kalpaxis     1997   $160,000      0    $      0   $   0    $  0     $      0    $  0
Executive V.P.     1998   $160,000      0    $      0   $   0    $  0     $      0    $  0
Chief              1999   $160,000      0    $      0   $   0    $  0     $      0    $  0
Technology Officer

EMPLOYMENT AND CONSULTING AGREEMENTS

     Mr. Edward Buchholz entered into a three year employment contract on December 16, 1996, effective on January 1, 1997, the term of which ended on December 31, 1999. Mr. Buchholz's was the President and Chief Executive Officer of Healthcare Management Solution, Inc., a former subsidiary of the Company. Mr. Buchholz's employment agreement provides him with an annual base salary of $ 150,000. In connection with his employment agreement, Mr. Buchholz was granted options to acquire 175,000 shares of common stock at an exercise price of $1.70 per share (fair market value on the date of grant), vested on the date of grant. On January 28, 1998, the Company and Mr, Edward Buchholz entered into a termination agreement with respect to his employment agreement (the "Agreement"). In mutual consideration of the promises contained in the Agreement, the Company agreed to make severance payments aggregating $708,000 to Mr. Buchholz, (i) $250,000 paid by Tadeo Holdings, Inc. as the initial payment and (ii) $458,000 to be paid by Tadeo Holdings, Inc. in sixty equal monthly installments of $7,633.33. Additionally, Tadeo Holdings, Inc. will continue to pay quarterly premiums on Mr. Buchholz's existing $350,000 life insurance policy through December 31, 1999.

     On July 10, 1998, the Company and each of Messrs. Brian Bookmeier, Alan Korby and Matthew Gietzen, entered into employment termination agreements (the "Termination Agreements"). Messrs Korby and Gietzen are former officers and Directors of the Company. In mutual consideration of the promises contained in the Termination Agreements severance payments were made as follows: (i) $128,333.33 was paid to each and (ii) each received a $75,000 promissory note bearing 7% annual interest with principal payable on January 1, 2000. Messrs. Korby and Gietzen were each issued 84,166 shares of Tadeo Common Stock for the purchase price of $1 per share (which subscription were paid for in exchange for additional severance payments of $84,166 under the Termination Agreements) and
(iv) Mr. Bookmeier was granted stock options under the Tadeo Employee Stock Option Plan to purchase 84,167 shares of Common Stock exercisable at $1.00 per share (which options were exercised by Mr. Bookmeier in exchange for an additional $84,167 severance payment under the Termination Agreements).

     On October 1, 1998, the Company entered into a three year employment contract with Mr. Kalapxis. Mr. Kalpaxis is Executive Vice President and Chief Technology Officer of the Company. Mr. Kalpaxis's employment agreement provides him with an annual base salary of $ 160,000. Additionally, Mr. Kalpaxis will receive a performance bonus based upon the operating results of Astratek, Inc, a wholly-owned subsidiary of Tadeo Hoildings, Inc., in which Earnings Before Taxes Interest Depreciation and Amortization, ("EBITDA") equals or exceed one million dollars.

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

     In November 1997, the Company established the 1997 Stock Opyion Plan for Non-employee Directors, which authorizes the issuance of up to 300,000 options to purchase Common Stock at an exercise price of 100% of the Common Stock's market price. Subsequent to its adoption at the annual meeting in February 1998, 30,000 five- year options were granted under this plan at an exercise price of $1.81 per share.

     The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to each of the executive officers named in the Summery Compensation Table.


                                                            Potential realizable
                  Number  of     Percent of                   Value at assumed
                  Securities    Total Options/                Annual rates of
                  Underlying    SAR's Granted   Exercise or     stock price
                 Options/SAR's    In Fiscal     Base Price     appreciation
     Name         Granted (#)       Year          (S/Sh)      for option term
     (a)              (b)           (c)            (d)          5%      10%

---------------- ------------- --------------- ------------ --------------------
Brian Bookmeier    84,167            22%           1.00      259,603   271,965
---------------- ------------- --------------- ------------ ---------- ---------
                   10,000             3%             .9375    31,500     33,000
---------------- ------------- --------------- ------------ ---------- ---------


     The following table sets forth information concerning options exercised and the number of unexercised options, and the value of such unexercised options, for any persons named in the Summary Compensation Table.

                         AGGREGATED OPTION/SAR EXERCISED

                         IN LAST FISCAL YEAR AND FISCAL

                           YEAR-END OPTION/SAR VALUES
----------------------- --------------------- -------------------- ----------------------- ----------------------
                                                                                           VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED       IN-THE-MONEY
                         SHARES ACQUIRED ON     VALUE REALIZED       OPTIONS/SARS AT         OPTIONS/SARS AT
         NAME               EXERCISE (#)              ($)                FY-END(#)               FY-END($)
         (A)                    (B)                   (C)                   (D)                    (E)
----------------------- --------------------- -------------------- ----------------------- ----------------------
                                                                   EXERCISABLE/            EXERCISABLE/
                                                                   UNEXECISABLE            UNEXERCISABLE

Brian Bookmeier                84,167                  0               84,167/0               247,240/0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

     The following table identifies each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's common stock on September 15, 1999, each director of the Company and all the directors and officers of the Company as a group, and sets forth the number of shares of the Company's common stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding common stock owned by each such person and such group. In all cases, the named person has sole voting power and sole investment power of the securities, unless otherwise specified.

                                                                Percentage of
Name and Address              Number of Shares of Common         Outstanding
OF BENEFICIAL OWNER           STOCK BENEFICIALLY OWNED(1)     COMMON STOCK OWNED

Brian D. Bookmeier                     327,867                     2.0%
16223 Ford Road
Canton, MI  48187 (2)

Estate of Fred  Kassner              2,809,455                    17.6%
59 Spring Street
Ramsey, NJ 07446 (3)

Alexander Kalpaxis                     773,083                     4.9%
8827 82nd Avenue
Glendale, NY 11385 (4)

James Linesch                          166,823                     1.0%
3401 Walnut Avenue
Manhattan Beach, CA 90266 (5)

Damon D. Testaverde                    659,189                     4.1%
580 Oak Dale Street
Staten Island, NY 30312 (3)(5)

ViewCast.Com                         1,240,310                     7.8%
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

The Rubin Family Irrevocable         1,263,798                     7.9%
  Stock Trust
25 Highland Blvd.
Dix Hills, NY  11747

ALL OFFICERS AND DIRECTORS           1,926,962                    11.9%
                                     ---------                    ------
as a group (4 persons)
(2)(4)(5)

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

(2)  Includes  182,867  shares  of  Common  Stock  held by Mr.  Bookmeier.  Also includes options to purchase 125,000 shares of Common Stock at $1.35 per share, granted in connection with the waiver of certain cash compensation in 1996, options to acquire 10,000 shares of Common Stock granted under the 1992 Employee's Stock Option Plan at $.9375 per share and options to purchase 10,000 shares of Common Stock granted under the Company's 1997 Non-Employee Director's Stock Option Plan at $3.78 per share. 39,179 of the shares of Common Stock issued to Mr . Bookmeier have been pledged to Barbara Milinko to secure a $325,000 note payable to Ms. Milinko by Alan Korby, Mr. Bookmeier and Matthew Gietzen.

(3) For the Estate of Mr. Kassner, includes 40 shares of Common Stock underlying the Company's publicly-traded Class A Warrants and 100,000 shares of Common Stock underlying Warrants granted in connection with certain financial accommodations granted by Mr. Kassner related to the release of security interests in Company assets. For Mr. Testaverde, includes the shares underlying 50,000 warrants granted in connection with the waiver of defaults under then existing indebtedness exercisable at $1.00 per share and 100,000 options granted under the 1992 Employee Stock Option Plan exercisable at $1.50 per share.

(4) Does not include an aggregate of 530,000 shares of Common Stock transferred by Mr. Kalpaxis to four employees of Astratek, Inc. which shares are held in escrow for varying periods of time and returned to Mr. Kalpaxis under specified circumstances.

(5) Includes 30,000 options granted to each of Messrs. Linesch and Testaverde (10,000 exercisable at $1.81 per share of Common Stock,10,000 exercisable at $ .9375 per share of Common Stock and 10,000 exercisable at $ 3.78 per share of Common Stock) under the Company's 1997 Non-Employee Director's Stock Option Plan. Includes 20,000 options granted to Mr. Bookmeier (10,000 exercisable at $3.78 per share of Common Stock and 10,000 exercisable at $ .9375 per share of Common Stock) under the Company's 1997 Non-Employee Director's Stock Option Plan and 1992 Employee Stock Option Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 25, 1998, Tadeo Holdings, Inc. advanced $70,000 to Brian Bookmeier, Tadeo's President, in exchange for a note receivable which bore interest at the rate of 10% per annum. This note was paid in full during the fiscal year ended June 30, 1999.

     In September 1998, Tadeo acquired and retained for investment purposes approximately 9.2% of the Common Stock of ViewCast.com. In May 1999, as amended as of June 1999, Tadeo E entered into a Web Design and Consulting Agreement with Azurel. In June 1999, Tadeo E entered into both a Web Design and Consulting Agreement and a Online Hosting Agreement with Style. See "Part I, Business-Other Activities", "Current Operations-Astratek, Inc." and "Tadeo E Commerce
Corporation" for further information regarding these and other loan transactions. Mr. Testaverde, who is a director of Tadeo, is also a director and officer of Network 1 Financial, Inc. ("Network"), which has acted over the last year and currently acts as a market maker for the common stock of Tadeo, ViewCast.com., Azurel and Style.

     In July 1998, Tadeo terminated its employment agreement with Mr. Bookmeier. See Item 12, "Employment and Consulting Agreement" of Part III for further information.

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

4.1(b)   Specimen of Redeemable Common Stock Purchase Warrant. (4)

4.2      Form of Warrant Agent Agreement between the Company and American Stock Transfer Company. (2)

4.3      Form of Underwriter's Warrant Agreement. (5)

4.4      1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement. (2)

 4.5     1998 Non-Employee Director Stock Option Plan. (9)

10.1     Warrant Agreement, dated April 28, 1995, by and between the Company and Fred Kassner ("Lender"). (7)

10.2     Registration Rights Agreement, dated April 28, 1995, by and between the Company and Lender. (7)

10.3     Warrant Agreement, dated July 14, 1995, by and between the Company and Lender. (6)

10.4     Registration Rights Agreement, dated July 14, 1995, by and between the Company and Lender. (6)

10.5     Agreement and Plan of Merger between the Company and Gainor Medical Management, LLC, as amended, dated November
         14, 1997.(8)

10.6     Closing Agreement dated January 28, 1998. (9)

10.7     Termination Agreement of Edward Buchholz, dated January 28, 1998. (9)

10.8     Employment Termination Agreement, dated July 10, 1998, by and among the Company and Messrs. Alan Korby. (10)

10.9     Employment Termination Agreement, dated July 10, 1998, by and among the Company and Messrs.  Matthew Gietzen. (10)

10.10    Employment Termination Agreement, dated July 10, 1998, by and among the Company and Messrs.  Brian Bookmeier. (10)

10.11    CONSULTING AND PROFESSIONAL SERVICES AGREEMENT WITH 4TH Peripheral, Inc.

10.12    Form of Web Site Design and Consulting  Agreement,  dated as of June 1, 1999, by and between Azurel, E Commerce Corp.

10.13    Credit Note, dated May 28, 1999 made by Azurel in favor of Tadeo Holdings, Inc. ("Tadeo") (the "Credit Note").(11)

10.14    First Allonge to Credit Note, made by Azurel in favor of Tadeo E, dated June 1, 1999. (11)

10.15    Credit Agreement, dated May 28, 1999, by and between Tadeo and Azurel.  (11)

10.16    Pledge Security Agreement, dated May 28, 1999, by and between Tadeo and Azurel.  (11)

10.17    Warrants, to acquire 300,000 shares of Azurel common stock, dated May 28, 1999.  (11)

10.18    First Amendment to Credit Agreement, dated June 1, 1999, by and between Tadeo, Tadeo E and Azurel. (11)

10.19    Registration Rights Agreement, dated May 28, 1999, by and between Tadeo and Azurel.  (11)

10.20    Warrants, to acquire 200,000 shares of Azurel common stock, dated June 1, 1999.  (11)

10.21    Form of On-Line Hosting Agreement,  dated as of June 30, 1999, by and between Tadeo E and Style Site Marketing
         Inc.("Style"). (11)

10.22    Web Site and Consulting Agreement, dated as of June 30, 1999, by and between  Tadeo E and Style. (11)

10.23    Security Purchase Agreement, dated June 30, 1999, by and between Tadeo, Tadeo E and Style.  (11)

10.24    Registration Rights Agreement, dated June 30, 1999, by and between Tadeo E and Style.  (11)

10.25    Pledge Security Agreement, dated June 30, 1999, by and between Tadeo E, The Rubin Family Irrevocable Trust and Style.  (11)

10.26    Agreement dated June 30, 1999,  between Tadeo and  BusinessTalkRadio.Net, Inc.

10.27    Guarantee of Robert M. Rubin for certain liabilities of Style to Tadeo E.

22.      Subsidiaries.

27.      Financial Data Schedule

-----------------

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

4. Incorporated by reference, filed as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on December 4, 1992.

5. Incorporated by reference, filed as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on December 8, 1992.

6. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 26, 1995.

7. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form SB-2, filed on July 31, 1995, SEC File No. 33-95222.

8. Incorporated by reference, filed as an exhibit to the Company's definmitive Proxy Statement, filed on December 24, 1998.

9. Incorporated by reference, filed as an exhibit to the Company's Report on Form 10-Q, filed on December 24, 1998.

10. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 10-K, filed on October 13, 1998.

11. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 30, 1999.

(B) EXHIBITS      LIST OF REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

         (The remainder of this page has been intentionally left blank)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: OCTOBER  13, 1999                        TADEO HOLDINGS, INC.

                                               BY:\S\Brian Bookmeier
                                               Brian Bookmeier, President

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

         SIGNATURES                     TITLE                        DATE

__/s/Brian Bookmeier_________       President, Chief            October 13, 1999
     Brian Bookmeier                Executive Officer and
                                    Acting Chief Financial
                                    and Chief Accounting Officer
                                    and Director

____________________________        Executive Vice President,   October 13, 1999
Alexander Kalpaxis                  Chief Technology Officer
                                    and Director

__/s/Michael F. Niles________       Secretary, Controller       October 13, 1999
     Michael F. Niles

_/s/James Linesch____________       Director                    October 13, 1999
    James Linesch

_/s/Damon Testaverde_________       Director                    October 13, 1999
    Damon Testaverde