Form 10-Q
period 1999-09-30
TADEO HOLDINGS INC
filed 1999-11-15
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

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

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of November 1, 1999 was 15,848,529.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                         NUMBER

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet - September 30, 1999
     and June 30, 1999                                                       3

Consolidated Statement of Operations - For the three
      months ended September 30, 1999 and 1998                               4

Consolidated Statement of Cash Flows - For the
      three months ended September 30, 1999 and 1998                         5

Notes to Consolidated Financial Statements                               6 - 8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

  CONDITION AND RESULTS OF OPERATION                                     9 - 12
-------------------------------------------

PART II - OTHER INFORMATION                                                  12

SIGNATURE                                                                    13

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                                             September 30,    June 30,
                                                                                 1999           1999
                                                                              -----------    -----------
CURRENT ASSETS:
      Cash ................................................................$    6,524,451 $    7,618,259
      Interest receivable .................................................        20,605         25,521
      Accounts receivable .................................................        99,900         45,750
      Prepaid expenses and other assets ...................................       269,722         30,000
      Note receivable - other .............................................       500,000        500,000
                                                                              -----------    -----------
TOTAL CURRENT ASSETS ......................................................     7,414,678      8,219,530

LONG--TERM NOTE RECEIVABLE ................................................     1,484,417      1,528,167

INVESTMENTS - Marketable Securities .......................................     5,348,196      5,533,177

PROPERTY AND EQUIPMENT, net
      net of accumulated depreciation of $55,239 and $49,254, respectively         74,026         71,938

CAPITALIZED SOFTWARE COSTS, net ...........................................     1,218,368      1,091,793

DEPOSITS AND OTHER ASSETS .................................................        43,058         43,058
                                                                              -----------    -----------
                                                                           $   15,582,743 $   16,487,663
                                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ....................................................$      226,652 $      421,178
      Accrued expenses ....................................................       164,565        125,000
      Income tax payable ..................................................       441,000        628,000
      State audit reserves ................................................     1,400,000      1,400,000
      Accrued termination costs, short-term ...............................       264,182        280,209
                                                                              -----------    -----------
               TOTAL CURRENT LIABILITIES ..................................     2,496,400      2,854,387
                                                                              -----------    -----------
LONG TERM NOTES PAYABLE, net of current portion ...........................        17,675         17,675
                                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value,  10,000,000 shares authorized ....          --          505,000
      Common stock, $.0001 par value, 100,000,000 shares authorized,
          15,848,529 and 15,348,528 shares issued and outstanding                   1,585          1,535
      Additional paid-in capital ..........................................    19,302,332     18,797,382
      Unrealized gain on securities .......................................     1,961,528      2,446,509
      Accumulated deficit .................................................    (8,196,778)    (8,134,826)
                                                                              -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY .................................    13,068,667     13,615,600
                                                                              -----------    -----------

                                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................$   15,582,743 $   16,487,663
                                                                              ===========    ===========

                 See notes to consolidated financial statements.
                                       3

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended September 30,
                                                               1999           1998
                                                          -----------     ----------
REVENUES ..............................................$      487,832    $   363,594

COST OF GOODS SOLD ....................................       209,873        183,854
                                                          -----------     ----------
      GROSS PROFIT ....................................       277,959        179,740
                                                          -----------     ----------
OPERATING EXPENSES:
      Selling, general and administrative .............       360,872        563,473
      Research and development ........................       135,844         31,248
      Depreciation and amortization ...................         5,985          4,190
      Settlement of employment contracts, (Non-cash) ..          --          327,501
                                                          -----------     ----------
      TOTAL OPERATING EXPENSES ........................       502,701        926,412
                                                          -----------     ----------
LOSS FROM OPERATIONS ..................................      (224,742)      (746,672)

INTEREST INCOME .......................................       162,790        258,108
                                                          -----------     ----------
NET LOSS ..............................................$      (61,952)   $  (488,564)

PREFERRED STOCK DIVIDENDS .............................          --          (27,288)
                                                          -----------     ----------
NET LOSS APPLICABLE TO COMMON SHARE HOLDERS ...........$      (61,952)   $  (515,852)
                                                          ===========     ==========
NET LOSS PER SHARE - basic and diluted ................$        (0.01)   $     (0.06)
                                                          ===========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION .    15,767,942     12,694,699
                                                          ===========     ==========
NET LOSS ..............................................$      (61,952)   $  (488,564)

OTHER COMPREHENSIVE LOSS, NET OF TAX
      Unrealized loss on available-for-
       sale securities ................................$     (484,981)   $        --
                                                          -----------     ----------
COMPREHENSIVE LOSS ....................................$     (546,933)   $  (488,564)
                                                          ===========     ==========


                 See notes to consolidated financial statements.

                      TADEO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                         Three Months Ended September 30,
                                                                                1999         1998
                                                                           ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) .......................................................$     (61,952)  $  (488,564)
                                                                           ----------   -----------
      Adjustments to reconcile net (loss) to net cash from
           operating activities:
                Depreciation ...........................................        5,985         5,179
                Amortization of deferred finance costs and debt discount         --          19,309
                Amortization of capitalized software costs .............      118,593       158,567
                Settlement of employment contracts,
                (non-cash) .............................................         --         327,501

      Changes in operating assets and liabilities:
           (Increase) in accounts receivable ...........................      (54,150)     (121,000)
           Decrease in interest receivable .............................        4,916        10,005
           Additions to capitalize software costs ......................         --        (943,978)
           (Increase) in prepaid expenses ..............................     (239,722)         --
           (Increase) in deferred finance costs ........................         --        (105,000)
           Increase in other assets ....................................         --         (33,224)
           (Decrease) Increase in accounts payable .....................     (194,526)      301,861
           Increase in accrued expenses ................................       39,565       160,990
           (Decrease) in income tax payable ............................     (187,000)         --
           (Decrease) in accrued termination costs .....................      (16,027)     (451,719)
                                                                           ----------   -----------
                Total adjustments ......................................     (522,366)     (671,509)
                                                                           ----------   -----------
           NET CASH  (USED IN) OPERATING ACTIVITIES ....................     (584,318)   (1,160,073)
                                                                           ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures .............................................       (8,240)       (2,265)
      Redeemed convertible preferred stock .............................   (1,000,000)         --
      Amortization of Warrants .........................................       (6,250)         --
      Increase in note receivable ......................................         --        (550,000)
                                                                           ----------   -----------
           NET CASH (USED IN) INVESTING ACTIVITIES .....................   (1,014,490)     (552,265)
                                                                           ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease) in notes payable ......................................         --         (15,236)
      Repayment of related party loans .................................         --         162,627
      Proceeds from debt financing .....................................         --         542,850
      (Repayment of) long-term debt ....................................         --         (23,260)
      Issunace of Common Stock, net of expenses ........................      505,000       137,866
      Dividends paid on Series A Preferred Stock .......................         --         (27,288)
                                                                           ----------   -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      505,000       777,559
                                                                           ----------   -----------
NET (DECREASE) IN CASH .................................................   (1,093,808)     (934,779)

CASH AT BEGINNING OF PERIOD ............................................    7,618,259     2,575,356
                                                                           ----------   -----------
CASH AT END OF PERIOD ..................................................$   6,524,451   $ 1,640,577
                                                                           ==========   ===========


                 See notes to consolidated financial statements.
                                       5

                              TADEO HOLDINGS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1999

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         Reference is made to the annual report on form 10-K of Tadeo Holdings, Inc. (the "Company") dated October 13, 1999 for the year ended June 30, 1999.

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

2.  BASIC LOSS PER SHARE

         Loss Per Share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period. Potential common shares are not included for loss periods as such inclusion would be anti-dilutive.

3. MARKETABLE SECURITIES

         On June 30, 1999, Tadeo E entered into an agreement with Business Talk Radio.Net, Inc. ("Business Talk") under which, an aggregate payment of $250,000 was made in July and August 1999, Tadeo E obtained an assignable credit for the purchase of advertising time on radio programs operated by Business Talk having a value of $1,200,000, and 564,056 shares of Series C Preferred Stock, par value $.0001 per share, convertible into 5% of the current outstanding capital stock of Business Talk. Each share of Class C Preferred Stock shall have a liquidation preference of $.4432 until January 1, 2000, at which time the Class C Preferred Stock preference shall become $.2217. As part of the transaction, Tadeo E obtained an option to acquire an equivalent number of shares of Business Talk capital stock for an exercise price of $250,000, as well as the right to "stream" the content of Business Talk programming on its and its affiliates web sites during the course of a three-year period without an additional payment to Business Talk. Business Talk creates and distributes the content of its business-oriented radio programming for broadcasting on third party operated radio stations in a variety of markets throughout the United States.

          On September 1, 1999, Astratek entered into a consulting and professional service agreement with 4TH Peripheral Technologies, Inc.("4TH Peripheral"), pursuant to which Astratek is engaged to provide executive advisory consulting services, as requested, and on a fee schedule to be negotiated at the time and assignment is made, intended to increase 4TH Peripheral's value and strategic position in connection with its business as a developer of cyber extension technology to provvide remote access to data from handheld devices. The company purchased in a private placement of securities 25,000 shares of 4TH Peripheral Common Stock, par value $.001 per share, for $250,000.

         The aforementioned marketable securities have been classified as available for sale securities at September 30, 1999 and accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity.

4.   NOTE RECEIVABLE- OTHER

         The Company provided a cosmetic manufacturing and marketing company with $1,528,167 in loan financing through the issuance of one note bearing interest at 8% due in May 2001, and $500,000 for web development funds through the issuance of a note bearing interest at 20.8% due in August 1999. The $500,000 note was later amended on August 12, 1999 to (i) extend the due date to June 2000, (ii) reduce the interest rate to 10%, and (iii) increase the principal of the note from $500,000 to $550,000 for accrued interest of $26,580 and a premium of $23,420 for lowering the interest rate. In addition, the Company received warrants to acquire 500,000 shares of common stock of such company at an exercise price of $1.50 per share.

5.   COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

         Department of Health Services - One of the Company's discontinued wholly-owned subsidiaries underwent an audit by the California State Controller's Office, Division of Audits, for the purpose of determining compliance with guidelines of the California Department of Health Services ("Medi-Cal") and the California State Board of Equalization. The Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million, contending that for the period July 1, 1990 to June 30, 1993, the subsidiary practiced unfair pricing to its customers. Additionally, accrued interest on the amount demanded is also sought by the Controller's Office. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. The subsidiary has a pending appeal to overturn the ruling, which has been upheld. In March 1999, the Company's wholly-owned subsidiary filed an appeal to the Superior Court's decision with the California Court of Appeals. The appeal to the California Court of Appeals is pending. The Company has provided a reserve of $1,400,000 for such matter. There is no other material litigation against Tadeo or its subsidiaries.

         On May 28, 1999, as amended by agreements dated as of June 1, 1999, Tadeo E entered into a Web Design and Consulting Agreement with Azurel, Ltd. ("Azurel"), a public company engaged in the business of manufacturing and distributing cosmetics and other related products (the "Azurel Web Agreement"). Under the terms of the Azurel Web Agreement, based upon the fee schedule to be included in that agreement, Tadeo E agreed to provide all necessary consulting and development services to design, maintain and enhance Azurel's electronic commerce Internet sites and other related electronic commerce marketing vehicles. Tadeo E paid Azurel $500,000 for Azurel's provision of content and marketing consulting services in connection with assistance provided to Tadeo E's electronic commerce development activities for Azurel and other clients. At the same time, to enhance the strategic relationship between Azurel, Tadeo and Tadeo E, Tadeo E lent to Azurel an aggregate of $1,528,167 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Repayment of amounts outstanding under the Credit Agreement is secured by a pledge of approximately 66.66% of the outstanding shares of certain Azurel operating subsidiaries, under the terms of a Pledge Security Agreement, as amended, by and between Azurel, Tadeo and Tadeo E. In further consideration for its advances to Azurel under the Credit Agreement, Tadeo E received from Azurel warrants to acquire 200,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such Warrants being subject to registration rights provided under the terms of a Registration Rights Agreement, as amended, dated as of June 1, 1999.

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


         Astratek recently entered into a consulting and professional service agreement with 4TH Peripheral Technologies, Inc. ("4TH Peripheral"), pursuant to which Astratek is engaged to provide executive advisory consulting services, as requested, and on a fee schedule to be negotiated at the time an assignment is made, intended to increase 4TH Peripheral's value and strategic position in connection with its business as a developer of cyber extension technology to provide remote access to data from handheld devices. In an effort to stregethen Astratek's strategic relationships with 4TH Peripheral, the company purchased in a private placement of securities 250,000 shares of 4TH Peripheral Common Stock for $250,000.

TERMINATION  AGREEMENTS

         The Company entered into the following contract subsequent to the disposal of its business:

         A. With a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003.

          The Company has recorded the present value of this contract at $359,265, with the balance being $264,182 at September 30, 1999. With the prepayment of the Note from Gainer, the termination agreement calls for the prepayment of the termination contract. Therefore, the balance is being carried as short term.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

FORWARD-LOOKING STATEMENTS

        When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, such as demand for our products, size and timing of significant orders and their fulfillment, the Company's ability to develop and upgrade its technology, the Company's ability to compete in a highly competitive market and undetected software errors and other product quality problems. the company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


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

         As a result of the Astratek acquisition being accounted for as a pooling of interest business combination, the historical pre-acquisition financial results of Astratek are compared below with the Company's results of operations for the three month periods ended September 30, 1999.

RESULTS OF OPERATIONS

         The three months ended September 30, 1999 (the "1999 three month period") as compared to the three months ended September 30, 1998 (the "1998 three month period")


         Revenues for the 1999 Three Month Period were $487,832, an increase of $126,238, or 25%, from the 1998 Three Month Period. Several factors contributed to this increase. Revenue associated with the Visual Audit product that is distributed by Viasoft on behalf of the Company increased by $43,000 for the 1999 Three Month Period, a 43% increase over the 1998 Three Month Period, and revenue associated with professional services provided to various clients increased by $10,000 for the 1999 Three Month Period, or a 3% increase over the 1998 Three Month Period. Revenue for the 1999 Three Month Period associated with Tadeo E - Commerce Inc., a newly created wholly-owned subsidiary as of May 25, 1999, was $72,000.

         Total cost of goods sold for the 1999 Three Month Period were $209,873, representing costs of approximately 43% of revenues for the period, while total cost of goods sold for the 1998 Three Month Period were $183,854 or approximately 50% of revenue. This 7% favorable variance as a percentage of revenue is in part the result of increased revenue as mention above and the reduction of outside consultants in completing time sensitive, single occurrence professional services projects.

         Selling, general and administrative expenses for the 1999 Three Month Period decreased by 16%, or $96,210, from the 1998 Three Month Period. Astratek, Inc. is performing the services requested by various contracts with Tadeo E Commerce without increasing staffing levels. Cost avoidance of approximately $63,000 in expenses have been realized.

     Net interest income decreased for the 1999 Three Month Period to $162,790 from $258,108 for the 1998 Three Month Period. This decrease is primarily due to the absence of quarterly interest from the Gainor convertible subordinated promissory note (the "Note") in the 1999 Three Month Period. The Note bore interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter. Prior to the Note's maturity, in April 1999 the Note was prepaid by Gainor for a cash payment of $9,300,000.

     Net loss decreased by $453,900 for the 1999 Three Month Period. Contributing to the decrease is 1) increased revenues, 2) reduction of administrative expenses, 3) the settlement of employment contracts, (non-cash) of $327,501 in the 1998 Three Month Period, and 4) absence of preferred stock dividends payments in the 1999 Three Month Period.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999 the Company had working capital of $4,918,278, compared to working capital of $5,365,143 at June 30, 1999. This decrease in working capital during the 1999 Three Month Period is primarily due to a combination of payment of trade accounts payable of $194,256 and income tax payable of $187,000.

         The Company currently receives on average $24,916 a month in interest from its various money market and certificate of deposit accounts. Additionally, Tadeo E Commerce lent to Azurel, Ltd. an aggregate of $1,528,166.67 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Interest received on the amount outstanding under this Credit Agreement for the 1999 Three Month Period was $31,243. Additionally, the restructured Note of $500,000, see Note 4. "Note Receivable", for information regarding Note increase to $550,000, accrued interest during the 1999 Three Month Period was $29, 465.

         For information concerning the company's recent agreements with Azurel, Ltd. ("Azurel"), Stylesite Marketing, Inc. ("Style", formerly Diplomat Direct Marketing Corporation), business talk radio.net, Inc. ("Business Talk"), and 4TH Periphperal Technologies, Inc. ("4TH Peripheral") (collectively the "Agreements"), see Note's 3. "Marketable Securities" and 5 ."Commitments, Contingencies, and other Agreements", to the Company's unaudited financial statements for the period ended September 30, 1999 included in Part 1., Item 1., Financial Statements. These Agreements with strategic partners have not improved the Company's liquidity position.

         Cash proceeds from the sale of the Company's operating assets and the stock of its two former principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc. ("HMS"), to Gainor Medical Management, LLC, a privately held Georgia company ("Gainor"), along with the proceeds from the $9,300,000 prepayment in April 1999 of the Note has been partially used in operations and for the investment in and loans to the strategic partners described above. In connection with these Agreements, as part of the Company's provisions of professional services to strategic partners, the Company has either made loans to or equity investments in these strategic partners. The resulting financial transactions have reduced the Company's cash reserves and reduced the Company's monthly interest received on those reserves.

         The Company's material ongoing fixed expenses are as follows:
1) monthly rent expense net of sublease of approximately $17,000, 2) $ 7,633 a month to Mr. Buchholz's under his employment termination agreement, an aggregate of $ 264,182 remaining as of September 30,1999, and 3) approximately $30,000 monthly for employee salaries and benefits.



PART II - OTHER INFORMATION

ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

27.0     Financial data schedule.
























        (The remainder of this page has been intentionally left blank)

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                                           TADEO HOLDINGS, INC.

                                         BY:/S/MICHAEL F. NILES

                                            MICHAEL F. NILES
                                            SECRETARY

Date: November 15, 1999