Form 10-Q
period 1999-12-31
TEKINSIGHT COM INC
filed 2000-02-14
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to __________


                         Commission file number 1-11568


                              TEKINSIGHT.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)


                               Delaware 95-4228470
                (State or other jurisdiction of (I.R.S Employer
               incorporation or organization) Identification No.)


                          5 Hanover Square - 24th Floor
                            New York, New York 10004
               (Address of principal executive offices) (Zip code)

        Registrant?s telephone number, including area code (212) 271-8511





 Check  whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

 The number of shares outstanding of the issuer?s Common Stock, $.0001 par value, as of February 1, 2000 was 15,848,529.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                       Page
                                                                      Number

Item 1 - Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 1999
      and June 30, 1999                                                  3

    Consolidated Statement of Operations - For the three
      and six months ended December 31, 1999 and 1998                    4

    Consolidated Statement of Cash Flows - For the
      six months ended December 31, 1999 and 1998                        5

    Notes to Consolidated Financial Statements                         6 - 9

    Item 2  Management's Discussion and Analysis of Financial
      Condition and Results of Operation                              10 - 13


PART II - OTHER INFORMATION                                             13

SIGNATURE                                                               14

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                            December 31,        June 30,
                                ASSETS                                                         1999               1999
                                                                                         ---------------    --------------
CURRENT ASSETS:
      Cash ..............................................................................   $  5,868,957    $  7,618,259
      Interest receivable ..................................................................        --            25,521
      Accounts receivable, net of allowance for doubtful ...................................     339,633          45,750
          accounts $111,500
     Prepaid expenses and other assets .......................................................   166,667          30,000
      Note receivable - other ................................................................   850,000         500,000
                                                                                            ------------    ------------
               TOTAL CURRENT ASSETS .........................................................  7,225,257       8,219,530



LONG--TERM NOTE RECEIVABLE ................................................................    1,490,766       1,528,167

INVESTMENTS - Marketable Securities ........................................................   4,333,049       5,533,177

PROPERTY AND EQUIPMENT, net
      net of accumulated depreciation of $62,701 and $49,254, respectively .................      98,292          71,938

CAPITALIZED SOFTWARE COSTS, net ...............................................................1,237,814       1,091,793

DEPOSITS AND OTHER ASSETS ....................................................................    43,058          43,058
                                                                                            ------------    ------------

                                                                                            $ 14,428,236    $ 16,487,663
                                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable .....................................................................$    196,499   $     421,178
      Accrued expenses ....................................................................      222,665         125,000
      Income tax payable ...................................................................     326,480         628,000
      State audit reserves ................................................................... 1,400,000       1,400,000
      Accrued termination costs, short-term ..................................................   247,750         280,209
                                                                                            ------------    ------------
               TOTAL CURRENT LIABILITIES ..................................................... 2,393,395       2,854,387


LONG TERM NOTES PAYABLE, net of current portion ..............................................    17,675          17,675


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value,  10,000,000 shares authorized ..............               --           505,000
      Common stock, $.0001 par value, 100,000,000 shares authorized, 15,848,529 shares
          issued and outstanding as of December 31, 1999 .....................................     1,585           1,535
      Additional paid-in capital .............................................................19,302,332      18,797,382
      Unrealized gain on securities .........................................................  1,033,049       2,446,509
      Accumulated deficit ................................................................... (8,319,800)     (8,134,826)
                                                                                            ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY .................................................   12,017,166      13,615,600
                                                                                            ------------    ------------


               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................ $  14,428,236   $  16,487,663
                                                                                            ============    ============

                 See notes to consolidated financial statements.
                                    3 of 14

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended December 31,            Six Months Ended December 31,
                                                            1999                 1998                  1999            1998

REVENUES ............................................  $   474,347          $   603,634        $     962,179    $    967,228

COST OF GOODS SOLD ..................................      249,643              101,895              459,516         285,749
                                                         _________           __________          ___________     ___________
      GROSS PROFIT ..................................      224,704              501,739              502,663         681,479
                                                         _________           __________          ___________     ___________

OPERATING EXPENSES:
      Selling, general and administrative ...........      420,747              741,896              781,619       1,303,393
      Research and development ......................       38,630               31,248              174,474          62,496
      Depreciation and amortization .................       19,961                4,242               25,946          10,408
      Settlement of employement contracts, (Non-cash)         --                  --                   --            327,501
      TOTAL OPERATING EXPENSES ......................      479,338              777,386              982,039       1,703,798

LOSS FROM OPERATIONS ................................     (254,633)            (275,647)            (479,375)     (1,022,319)

GAIN ON SALE OF MARKETABLE SECURITIES ...............       93,439                --                  93,439            --

INTEREST INCOME, net ................................       38,172              274,669              200,962         532,777
                                                        ----------           ----------              -------       ----------
NET LOSS ............................................  $  (123,022)         $      (978)       $    (184,974)   $   (489,542)
                                                                                                                   ----------
PREFERRED STOCK DIVIDENDS ...........................         --                   --                  --            (27,288)
                                                        ----------           ----------              -------       ----------
      COMMON SHARE HOLDERS ..........................  $  (123,022)         $      (978)       $    (184,974)   $   (516,830)
                                                        ==========           ==========              =======       ==========
NET LOSS PER SHARE - basic and diluted                 $     (0.01)         $     (0.00)       $       (0.01)   $      (0.04)
                                                        ==========           ==========              =======       ==========
WEIGHTED AVERAGE NUMBER OF SHARES
      USED IN COMPUTATION                               15,848,529           12,694,699           15,808,455      12,459,027
                                                        ==========           ==========           ==========      ==========
NET LOSS                                               $  (123,022)         $      (978)       $    (184,974)   $   (516,830)

OTHER COMPREHENSIVE LOSS, NET OF TAX
      Unrealized loss on available-for-sale
      securities                                          (928,479)                -              (1,413,460)         -
                                                        ----------              -------           ----------       ----------
COMPREHENSIVE INCOME (LOSS)                            $(1,051,501)         $      (978)       $  (1,598,434)   $   (516,830)
                                                        ==========              =======           ==========       ==========


                 See notes to consolidated financial statements.
                                    4 of 14

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                           Six Months Ended December 31,
                                                                               1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) .......................................................$    (184,974)$    (489,542)
      Adjustments to reconcile net (loss) to net cash from
           operating activities:
                Depreciation ...........................................       25,946        10,408
                Amortization of deferred finance costs and debt discount         --          37,853
                Amortization of capitalized software costs .............      157,890       244,989
                Settlement of employment contracts,
                (non-cash) .............................................         --         327,501


      Changes in operating assets and liabilities:
           (Increase) in accounts receivable ...........................     (293,883)     (230,250)
           Decrease (Increase) in interest receivable ..................       25,521        (5,992)
           Additions to capitalize software costs ......................     (303,911)   (1,147,367)
           (Increase) in prepaid expenses ..............................     (136,667)         --
           (Increase) in deferred finance costs ........................         --        (108,000)
           (Decrease) in accounts payable ..............................     (224,679)      (35,581)
           Increase (Decrease) in accrued expenses .....................       97,665       (19,229)
           (Decrease) in income tax payable ............................     (301,520)         --
           (Decrease) in accrued termination costs .....................      (32,459)     (503,232)
                Total adjustments ......................................     (986,096)   (1,428,900)
                                                                            ---------     ---------
           NET CASH  (USED IN) OPERATING ACTIVITIES ....................   (1,171,072)   (1,918,443)
                                                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash proceeds from the sale of securities ........................     (180,107)         --
      Capital expenditures .............................................      (40,624)     (120,002)
      Redeemed convertible preferred stock .............................   (1,000,000)         --
      Amortization of Warrants .........................................      (12,499)         --
      Increase in note receivable ......................................      250,000          --
                                                                            ---------     ---------
NET CASH (USED IN) INVESTING ACTIVITIES .....................                (983,230)     (120,002)
                                                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease) in notes payable ......................................         --         (67,533)
      (Issuance)/Repayment of related party loans ......................     (100,000)      162,627
      Proceeds from debt financing .....................................         --         818,567
      (Repayment of) long-term debt ....................................         --        (302,074)
      Issunace of Common Stock, net of expenses ........................      505,000       205,256
      Dividends paid on Series A Preferred Stock .......................         --         (27,288)
                                                                            ---------     ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      405,000       789,555
                                                                            ---------     ---------
NET (DECREASE) IN CASH .................................................   (1,749,302)   (1,248,890)

CASH AT BEGINNING OF PERIOD ............................................    7,618,259     2,575,356
                                                                            ---------     ---------
CASH AT END OF PERIOD ..................................................$   5,868,957 $    1,326,467
                                                                            =========     ==========





                 See notes to consolidated financial statements.

                                     5 of 14

                              TEKINSIGHT.COM, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - December 31, 1999
                                   (UNAUDITED)

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

3. Marketable Securities

         On September 24, 1998, the Company completed a Stock Purchase Agreement between ViewCast.com inc. (VCST) and Tadeo (the "Purchase Agreement'). VCST purchased $2,000,000 worth of restricted Tadeo common stock valued at $2,000,000 for $2,000,000 worth of VCST common stock. The Company issued 1,240,310 shares of Tadeo common stock at the sale price of $1.6125 per share and received 1,000,000 shares of VCST?s common stock for the purchase price of $2.00 per share. In the case of each corporation, the number of shares issued was less than 20% of the outstanding common stock of the issuer on September 24, 1998. On November 16, 1999, the Company sold approximately 43,334 shares of VCST in the open market for $4.15625 per share. The Company realized a net gain of $93,439 in this sale. The Company currently has 500,000 shares of VCST?s common stock remaining in Investments--marketable securities as of December 31, 1999

         On June 30, 1999, Tadeo E entered into an agreement with Business Talk Radio.Net, Inc. ("Business Talk") under which, an aggregate payment of $250,000 was made in July and August 1999, Tadeo E obtained an assignable credit for the purchase of advertising time on radio programs operated by Business Talk having a value of $1,200,000, and 564,056 shares of Series C Preferred Stock, par value $.0001 per share, convertible into 5% of the current outstanding capital stock of Business Talk. Each share of Class C Preferred Stock shall have a liquidation preference of $.4432 until January 1, 2000, at which time the Class C Preferred Stock preference shall become $.2217. As part of the transaction, Tadeo E obtained an option to acquire an equivalent number of shares of Business Talk capital stock for an exercise price of $250,000, as well as the right to

"stream" the content of Business Talk programming on its and its affiliates web sites during the course of a three-year period without an additional payment to Business Talk. Business Talk creates and distributes the content of its business-oriented radio programming for broadcasting on third party operated radio stations in a variety of markets throughout the United States. On January 3, 2000, the Company exercised its option and, for a payment of $250,000, acquired an additional 564,056 shares of Business Talk Series C Preferred stock for $.4432 per share.

         StyleSite Marketing Inc., announced on January 21, 2000 that it has filed a Chapter 11 Petition in the New York Southern District for itself and its subsidiaries. The Company has set up an allowance for doubtful accounts on its receivables from StyleSite Marketing, Inc. in the amount of $111,500 as of December 31, 1999. The Company is currently carrying on its balance sheet under "Investments - marketable securities", 1,066,098 shares of common stock of StyleSite at 54% below cost, or at $.438 per share. The Company also has 10,000 shares of Series G preferred stock of StyleSite at $100.00 per share. The Company holds a personal guarantee from Robert Rubin, an affiliate of StyleSite on the obligations with respect to the preferred stock, and the value has been kept at cost.

         On September 1, 1999, Astratek entered into a Consulting and Professional Service Agreement with 4th Peripheral Technologies, Inc. ("4th Peripheral"), pursuant to which Astratek is engaged to provide executive advisory consulting services, as requested, and on a fee schedule to be negotiated at the time an assignment is made, intended to increase 4th Peripheral's value and strategic position in connection with its business as a developer of cyber extension technology to provide remote access to data from handheld devices. In an effort to strengthen Astratek?s strategic relationships with 4th Peripheral, the Company purchased in a private placement of securities 250,000 shares of 4th Peripheral Common Stock, par value $.001 per share, for $250,000.

         The aforementioned marketable securities have been classified as available for sale securities at December 31, 1999 and accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders? equity.

4.   Note Receivable- Other

         The Company provided a cosmetic manufacturing and marketing company with $1,528,167 in loan financing through the issuance of one note bearing interest at 8% due in May 2001, and $500,000 through the issuance of a note bearing interest at 20.8% due in August 1999. The $500,000 note was later amended on August 12, 1999 to (i) extend the due date to June 2000, (ii) reduce the interest rate to 10%, and (iii) increase the principal of the note from $500,000 to $550,000 for accrued interest of $26,580 and a premium of $23,420 for lowering the interest rate. In addition, the Company received warrants to acquire 500,000 shares of common stock of such company at an exercise price of $1.50 per share. On November 25, 1999, the Company provided an additional $200,000 to the cosmetic manufacturer and marketing company to secure computer equipment for increased capacity for its operation. The $200,000 note bears 10.5% interest on the unpaid principal, matures on November 25, 2001 an has principal and interest payments made monthly. The cosmetic manufacturer and marketing company is behind in its interest and principal payments but a default letter has not been declared.

         On November 22, 1999, the Company loaned Seven Sons, Inc., a golf and tennis equipment store, of which Brian Bookmeier, Chief Executive Officer of the Company is a principal, $100,000 for its operations. The $100,000 secured note bears interest at 10% and is to be paid off by December 30, 1999. The Company has extended the note until March 31, 2000. In consideration for the extension, the interest rate has been increased to 11% per annum.

5.   Commitments, Contingencies, and other Agreements
         Department of Health Services? One of the Company?s discontinued wholly -owned subsidiaries underwent an audit by the California State Controller?s Office, Division of Audits, for the purpose of determining compliance with guidelines of the California Department of Health Services ("Medi-Cal") and the California State Board of Equalization. The Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million, contending that for the period July 1, 1990 to June 30, 1993, the subsidiary practiced unfair pricing to its customers. Additionally, accrued interest on the amount demanded is also sought by the Controller's Office. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. The subsidiary has a pending appeal to overturn the ruling, which has been upheld. In March 1999, the Company's wholly-owned subsidiary filed an appeal to the Superior Court?s decision with the California Court of Appeals. On January 26, 2000, the Company lost its appeal with the California Court of Appeals. The Company has provided a reserve for the principal amount of $1,339,785 and $60,215 in accrued interest, or $1,400,000. The Company has until February 25, 2000 to appeal this finding before a demand for payment is made.

         On May 28, 1999 as amended by agreements dated as of June 1, 1999, Tadeo E entered into a Web Design and Consulting Agreement with Azurel, Ltd. ("Azurel"), a public company engaged in the business of manufacturing and distributing cosmetics and other related products (the "Azurel Web Agreement"). Under the terms of the Azurel Web Agreement, based upon the fee schedule to be included in that agreement, Tadeo E agreed to provide all necessary consulting and development services to design, maintain and enhance Azurel's electronic commerce Internet sites and other related electronic commerce marketing vehicles. Tadeo E paid Azurel $500,000 for Azurel's provision of content and marketing consulting services in connection with assistance provided to Tadeo E?s electronic commerce development activities for Azurel and other clients. At the same time, to enhance the strategic relationship between Azurel, Tadeo and Tadeo E, Tadeo E lent to Azurel an aggregate of $1,528,167 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Repayment of amounts outstanding under the Credit Agreement is secured by a pledge of approximately 66.66% of the outstanding shares of certain Azurel operating subsidiaries, under the terms of a Pledge Security Agreement, as amended, by and between Azurel, Tadeo and Tadeo E. In further consideration for its advances to Azurel under the CreditAgreement,

Tadeo E received from Azurel warrants to acquire 200,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such Warrants being subject to registration rights provided under the terms of a Registration Rights Agreement, as amended, dated as of June 1, 1999.

         Under agreements dated as of June 30, 1999, Tadeo E entered into both a Web Design and Consulting Agreement and an Online Hosting Agreement with StyleSite Marketing, Inc. ("Style", formerly Diplomat Direct Marketing Corporation), a public company engaged in the business of distributing women's and children?s fashion apparel and related accessories through catalogue sales, including the Lew Magam and Brownstone studios catalogues, and over the Internet ("Style Web Agreements"). Under the terms of the Style Web Agreements, based upon the fee schedules provided in those agreements, Tadeo E is providing all necessary consulting and development services to design, maintain and enhance Style's electronic commerce Internet sites and other related electronic commerce marketing vehicles, as well as to host those sites on behalf of Style. Tadeo E paid Style $500,000 for Style's provision of content and marketing consulting services in connection with assistance provided to Tadeo E's electronic commerce development activities for Style and other clients. In addition to payments by Style for the services provided under the Style Web Agreements, in further consideration for its services to Style under the Web Agreements Tadeo E will receive royalties from Style based upon Style?s ongoing electronic commerce businesses (the "Royalties"). The Royalties are equal to 5% of Styl's electronic commerce revenues, until $500,000 has been paid to Tadeo E, and thereafter 20% of certain Style electronic commerce net income in perpetuity. Style announced on January 21, 2000 that it has filed a Chapter 11 Petition in the New York Southern District for itself and its subsidiaries. The Company has set up an allowance for doubtful accounts for its receivables from Style in the amount of $111,500. At this time, due to the Chapter 11 filing , it is uncertain as to whether the Company will be able to enforce Style's obligation to pay Royalties under the Web Agreement. See Note 3, "Marketable Securities" for information concerning the value of the Company's holding in Style securities.

         For information concerning the Company?s recent agreements with Azurel, Ltd. ("Azurel"), StyleSite Marketing, Inc. ("Style", formerly Diplomat Direct Marketing Corporation), Business Talk Radio.Net, Inc. ("Business Talk"), and 4th Peripheral Technologies, Inc. ("4th Peripheral") (collectively the "Agreements"), see Note 3. "Marketable Securities".

Termination  Agreements

         The Company entered into the following contract subsequent to the disposal of its business:

          A. With a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003. The Company has recorded the present value of this contract at $359,265, with the balance being $247,750 at December 31, 1999. With the prepayment of the Note from Gainor in April 1999, the termination agreement calls for amounts owed under the termination contract to be prepaid. However, the former operating officer informed the Company that he desires to continue to receive monthly payments rather than the lump sum payment called for under the contract. As a result, the Company continues to make monthly payment under this obligation and is carrying the agreement as short-term liability.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION


Forward-Looking Statements

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects", "will continue", "is anticipated", "estimated",
"project",  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, such as demand for our products, size and timing of significant orders and their fulfillment, the Company's ability to develop and upgrade its technology, the Company's ability to compete in a highly competitive market and undetected software errors and other product quality problems. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

         As  a  result  of  the  Astratek  acquisition  being accounted for as a pooling of interest business combination, the historical pre-acquisition financial results of Astratek are compared below with the Company's results of operations for the three and six month periods ended December 31, 1999.

         On January 20, 2000, the Company signed a non-binding letter of intent to acquire Data Systems Network Corporation, ("DSNC"). In consideration for the acquisition, DSNC shareholders will receive a number of shares of Series A Convertible Preferred Stock of the Company, with such value of the consideration and the number of shares issued to be based upon the market price of the Company's Common Stock at the time of the closing.

Results of Operations

         The  three  months  ended  December  31,  1999  (the  "1999 Three Month
Period") as compared to the three months ended December 31, 1998 (the "1998 Three Month Period")

         Revenues for the 1999 Three Month Period were $474,347, a decrease of $129,287, or 27%, from the 1998 Three Month Period. Several factors contributed to this decrease. Revenue associated with the Visual Audit product that is distributed by Viasoft on behalf of the Company decreased by $226,000 for the 1999 Three Month Period. Revenue associated with professional services provided to various clients decreased by $75,000 for the 1999 Three Month Period, or a 25% decrease over the 1998 Three Month Period. Offsetting the decrease was an increase in internet Web Agreement revenue of $157,000 for the 1999 Three Month Period which did not exist during the 1998 Three Month Period. Due to the Chapter 11 filed by Style, the Company has set up for the 1999 Three Month
Period a $71,500 allowance for doubtful accounts with respect to the service agreements with Style .

         Total cost of goods sold for the 1999 Three Month Period were $249,643, representing costs of approximately 52% of revenues for the period, while total cost of goods sold for the 1998 Three Month Period were $101,895 or approximately 17% of revenue. This 35% unfavorable variance as a percentage of revenue is in part the result of decreased revenue as mention above and an increase of $100,000 in cost of goods sold associated with the increase in internet Web Agreement work for the 1999 Three Month Period which did not exist during the 1998 Three Month Period.

         Selling, general and administrative expenses for the 1999 Three Month Period decreased by 38%, or $298,048, from the 1998 Three Month Period. The increased internet Web Agreement work has been absorbed with minor increases in staffing levels. The Company has been able to avoid approximately $61,000 in expenses.

         Net interest income decreased for the 1999 Three Month Period to $38,172 from $274,669 for the 1998 Three Month Period. This decrease is primarily due to the absence of quarterly interest from the Gainor convertible subordinated promissory note (the ?Note?) in the 1999 Three Month Period. The Note bore interest at a simple rate of 7% per annum through December 31, 1998 and 8% thereafter. Prior to the Note?s maturity, in April 1999 the Note was prepaid by Gainor for a cash payment of $9,300,000.

         Net  loss  increased  by  $122,044  for  the  1999  Three Month Period.
Contributing to the increase is 1) decreased revenues and 2) absence of quarterly interest payment on the Ganior Note for the 1999 Three Month Period.


The six months ended December 31, 1999 (the "1999 Six Month Period") as compared to the six months ended December 31, 1998 (the "1998 Six Month Period")

         Revenue  for  the  1999  Six  Month  Period was $962,179, a decrease of
$5,000, or less than 1 percent from the 1998 Six Month Period. Several offsetting factors contributed to this variance: creation of a $111,500 allowance for doubtful account for the 1999 Six Month Period due to the Chapter 11 filed by StyleSite Marketing, Inc. A net increase of $189,000 in revenue during the 1999 Six Month Period , Visual Audit sales decrease of $240,000 for the 1999 Six Month Period and a decrease of $65,000 in professional services fees from clients during the 1999 Six Month Period (a 6% decrease from the 1998 Six Month Period).

         Total cost of goods sold during the 1999 Six Month Period were $459,516, representing costs of approximately 47% of revenue for the period, while total cost of goods sold for the 1998 Six Month Period were $285,749 or approximately 30% of revenue. The increased labor, both time and effort associated with the various projects, has driven up the cost of goods sold during the 1999 Six Month Period as compared to the 1998 Six Month Period.

         Total operating expenses during the 1999 Six Month Period decreased to $982,039, or 102% of revenue, as compared to $1,703,798, or 176% of revenue, during the 1998 Six Month Period. A contributing factor relates to the improved process by which operations record and capture capitalized software costs as it relates to salary expenses during the 1999 Six Month Period.

         Other income and expenses include interest income of $200,962 during the 1999 Six Month Period compared to $532,777 during the 1998 Six Month Period. Interest expense was $11,184 during the 1999 Six Month Period and during the 1998 Six Month Period the expense did not exist.

         Net loss for the 1999 Six Month Period of $184,974 is primarily attributable to the losses from operations, in the amount of $479,375.

Liquidity and Capital Resources

         As of December 31, 1999 the Company had working capital of $4,831,862, compared to working capital of $5,365,143 at June 30, 1999. This decrease in working capital during the 1999 Three Month Period is primarily due to a combination of payment of trade accounts payable of $224,679 and income tax payable of $301,520.

         The Company currently receives on average $22,763 a month in interest from its various money market and certificate of deposit accounts. Additionally, Tadeo E Commerce lent to Azurel, Ltd. an aggregate of $1,528,166.67 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Interest received on the amount outstanding under this Credit Agreement for the 1999 Three Month Period was $31,242. Additionally, with respect to the restructured Note of $500,000, see
Note 4. "Note Receivable", for information regarding Note increase to $550,000. Accrued interest during the 1999 Three Month Period was $11,763 on this Note. The cosmetic manufacturer and marketing company is behind in its interest and principal payments but a default letter has not been declared.

         For information concerning the Company's recent agreements with Azurel, Ltd. ("Azurel"), StyleSite Marketing, Inc. ("Style", formerly Diplomat Direct Marketing Corporation), Business Talk Radio.Net, Inc. ("Business Talk"), and 4th Peripheral Technologies, Inc. ("4th Peripheral") (collectively the "Agreements"), see Note 3. "Marketable Securities" and 5. "Commitments, Contingencies, and other Agreements", to the Company's unaudited financial statements for the period ended December 31, 1999 included in Part 1., Item 1., Financial Statements. These Agreements with strategic partners have not improved the Company?s liquidity position.

         Cash proceeds from the sale of the Company?s operating assets and the stock of its two former principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc. ("HMS"), to Gainor Medical Management, LLC, a privately held Georgia company ("Gainor"), along with the proceeds from the $9,300,000 prepayment in April 1999 of the Note, has been partially used in operations and for the investment in and loans to the strategic partners described above. In connection with these Agreements, as part of the Company's provision of professional services to strategic partners, the Company has either made loans to or equity investments in these strategic partners. The resulting financial transactions have reduced the Company's cash reserves and reduced the Company's monthly interest received on those reserves.

         The  Company's  material  ongoing  fixed  expenses  are   as   follows:
1) monthly rent expense net of sublease of approximately $20,139, 2) $ 7,633 a month to Mr. Buchholz's under his employment termination agreement, an aggregate of $ 247,750 remaining as of December 31,1999, and 3) approximately $21,657 monthly for employee salaries and benefits.



PART II - OTHER INFORMATION

Item. 6.  Exhibits and reports on form 8-K

                  (a) Exhibits

                  27.0     Financial data schedule.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TEKINSIGHT.COM, INC.





                                         By:/s/Michael F. Niles
                                            Michael F. Niles
                                            Secretary


Date: February 14, 2000