Form 10-Q
period 2000-03-31
TEKINSIGHT COM INC
filed 2000-05-15
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

                                       OR

[              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to __________


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





     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of May 1, 2000 was 15,913,529.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 2000
              and June 30, 1999                                                3

         Consolidated Statement of Operations - For the three
              and nine months ended March 31, 2000 and 1999                    4

         Consolidated Statement of Cash Flows - For the
              nine months ended March 31, 2000 and 1999                        5

         Notes to Consolidated Financial Statements                       6 - 10

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                              10 - 13


PART II - OTHER INFORMATION                                              13 - 14

SIGNATURE                                                                     15

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                                              March 31,             June 30,

                                     ASSETS                                                     2000                  1999
                                     ------
                                                                                          ----------------      ---------------
CURRENT ASSETS:

    Cash                                                                                  $      5,497,845      $     7,618,259
    Interest receivable                                                                            106,050               25,521
    Accounts receivable, net of allowance for doubtful                                             489,640               45,750
       accounts $111,500 as of March 31, 2000

    Prepaid expenses and other assets                                                              150,000               30,000
    Note receivable - other                                                                        764,700              500,000
                                                                                             --------------     ---------------

          TOTAL CURRENT ASSETS                                                                   7,008,235            8,219,530



LONG--TERM NOTE RECEIVABLE                                                                       1,497,017            1,528,167

INVESTMENTS - Marketable Securities                                                              4,435,763            5,533,177

PROPERTY AND EQUIPMENT, net
    net of accumulated depreciation of $70,896 and $49,254, respectively                           106,293               71,938

CAPITALIZED SOFTWARE COSTS, net                                                                  1,256,129            1,091,793

DEPOSITS AND OTHER ASSETS                                                                           43,058               43,058
                                                                                            ----------------     ---------------

                                                                                          $     14,346,495      $    16,487,663
                                                                                            ================     ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                                         $     196,956     $        421,178
    Accrued expenses                                                                               158,969              125,000
    Income tax payable                                                                             326,480              628,000
    Deferred interest                                                                               14,700                    -
    State audit reserves                                                                         1,705,219            1,400,000
    Accrued termination costs, short-term                                                          230,904              280,209
                                                                                            ----------------     ---------------
          TOTAL CURRENT LIABILITIES                                                              2,633,228            2,854,387
                                                                                            ----------------     ---------------


LONG TERM NOTES PAYABLE, net of current portion                                                     17,675               17,675
                                                                                            ----------------      ---------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $.0001 par value,  10,000,000 shares authorized                                     -             505,000
    Common stock, $.0001 par value, 100,000,000 shares authorized,
      15,913,529 shares and 15,348,528 issued and outstanding as of
      March 31, 2000 and June 30, 1999, respectively                                                 1,592               1,535
    Additional paid-in capital                                                                  19,387,300          18,797,382
    Unrealized gain on securities                                                                  885,763           2,446,509
    Accumulated deficit                                                                         (8,579,063)         (8,134,826)
                                                                                             ----------------    ---------------

          TOTAL STOCKHOLDERS' EQUITY                                                            11,695,592          13,615,600
                                                                                             ----------------    ---------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      14,346,495 $        16,487,663
                                                                                             ================    ===============

                 See notes to consolidated financial statements.

                           TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF OPERATIONS

                                        (Unaudited)

                                                             Three Months Ended March 31,    Nine Months Ended March 31,
                                                                      2000           1999           2000          1999
                                                                -------------    -----------     ----------    -----------

REVENUES                                                        $   566,635      $  336,082    $  1,528,814    $ 1,303,310

COST OF GOODS SOLD                                                  251,340         290,111         893,938        575,860
                                                                -------------    -----------     ----------    -----------
    GROSS PROFIT                                                    315,295          45,971         634,876        727,450
                                                                -------------    -----------     ----------    -----------
OPERATING EXPENSES:
    Selling, general and administrative                             880,239         539,606       1,661,858      1,805,866
    Research and development                                              -          37,133               -         99,629
    Depreciation and amortization                                     4,304           5,177          21,642         15,585
    Settlement of employement contracts, (Non-cash)                       -               -               -        327,501
                                                                -------------    -----------     ----------    -----------
    TOTAL OPERATING EXPENSES                                        884,543         581,916       1,683,500      2,248,581
                                                                -------------    -----------     ----------    -----------
LOSS FROM OPERATIONS                                               (569,247)       (535,945)     (1,048,624)    (1,521,131)

GAIN ON SALE OF MARKETABLE SECURITIES                                     -               -          93,439              -

INTEREST INCOME, net                                                178,118         (12,687)        379,080        508,006
                                                                -------------    -----------     ----------    -----------
LOSS FROM CONTINUING OPERATIONS                                    (391,129)       (548,632)       (576,105)    (1,013,125)
                                                                -------------    -----------     ----------    -----------
DISCONTINUED OPERATIONS
    Gain from discontinued operations                               131,867               -         131,867              -
                                                                -------------    -----------     ----------    -----------
TOTAL INCOME FROM DISCONTINUED OPERATIONS                           131,867               -         131,867              -
                                                                -------------    -----------     ----------    -----------
NET INCOME (LOSS)                                                  (259,262)       (548,632)       (444,238)    (1,013,125)

PREFERRED STOCK DIVIDENDS                                                 -               -               -        (27,288)


NET LOSS APPLICABLE TO                                       ---------------  --------------  --------------  -------------
    COMMON SHARE HOLDERS                                      $    (259,262)    $  (548,632)    $  (444,238)  $ (1,040,413)
                                                             ===============  ==============  ==============  =============


NET INCOME (LOSS) PER SHARE:
    Continued                                                 $       (0.02)$         (0.04)$         (0.04)$        (0.07)
    Discontinued                                                       0.00            0.00            0.01           0.00


                                                             ---------------  --------------  --------------  -------------
NET LOSS PER SHARE - basic and diluted                        $       (0.02)    $     (0.04)$         (0.03)   $     (0.07)
                                                             ===============  ==============  ==============  =============



WEIGHTED AVERAGE NUMBER OF SHARES                            ===============  ==============  ==============  =============
    USED IN COMPUTATION                                          15,855,750      15,042,813      15,823,825     13,918,005
                                                             ===============  ==============  ==============  =============


NET LOSS                                                      $    (259,262)    $  (548,632)$      (444,238)$   (1,040,413)

OTHER COMPREHENSIVE LOSS, NET OF TAX
    Unrealized loss on available-for-sale securities               (147,286)              -      (1,560,746)             -


                                                             ---------------  --------------  --------------  -------------
COMPREHENSIVE LOSS                                            $    (406,548)    $  (548,632)$    (2,004,984)$   (1,040,413)
                                                             ===============  ==============  ==============  =============



                 See notes to consolidated financial statements.


                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    Nine Months Ended March 31,

                                                                                      2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                             ---------------  ---------------

    Net (loss)                                                                  $      (444,237)$      (1,013,125)
    Adjustments to reconcile net (loss) to net cash from                          ---------------  ---------------
       operating activities:

          Depreciation                                                                   21,642            15,585
          Amortization of deferred finance costs and debt discount                            -            62,972
          Amortization of capitalized software costs                                    415,728           331,591
          Amortization of debt premium                                                  (18,750)                -
          Settlement of employment contracts,

          (non-cash)                                                                          -           327,501


    Changes in operating assets and liabilities:

       (Increase) in accounts receivable                                               (443,890)         (146,582)
       (Increase) Decrease in interest receivable                                       (80,529)          276,005
       Additions to capitalize software costs                                          (401,171)       (1,320,553)
       (Increase) in prepaid expenses                                                  (120,000)           (5,000)
       (Increase) in deferred finance costs                                                   -          (108,000)
       (Decrease) Increase in accounts payable                                         (224,222)           21,484
       Increase in state audit reserve                                                  305,219                 -
       Increase (Decrease) in accrued expenses                                           33,969           (10,060)
       (Decrease) in income tax payable                                                (301,520)                -
       (Decrease) in accrued termination costs                                          (49,305)         (543,419)
                                                                                  ---------------  ---------------
          Total adjustments                                                            (862,829)       (1,098,477)
                                                                                  ---------------  ---------------
       NET CASH  (USED IN) OPERATING ACTIVITIES                                      (1,307,067)       (2,111,602)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Cash proceeds from the sale of securities                                          (180,107)                -
    Capital expenditures                                                                (73,215)         (120,002)
    Redeemed convertible preferred stock                                             (1,000,000)                -
    Increase in note receivable                                                        (250,000)         (500,000)
                                                                                  ---------------  ---------------
       NET DECREASE IN INVESTING ACTIVITIES                                          (1,503,322)         (620,002)
                                                                                  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) in notes payable                                                               -           (79,585)
    Repayment of related party loans                                                    100,000           162,627
    Proceeds from debt financing                                                              -           161,855
    Net proceeds from long-term debt                                                          -           288,519
    Issuance of Common Stock, net of expenses                                           589,975           205,256
    Dividends paid on Series A Preferred Stock                                                -           (27,288)
                                                                                  ---------------  ---------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        689,975           711,384
                                                                                  ---------------  ---------------
NET (DECREASE) IN CASH                                                               (2,120,414)       (2,020,220)
CASH AT BEGINNING OF PERIOD                                                           7,618,259         2,575,356

                                                                                  ==============   ===============
CASH AT END OF PERIOD                                                           $     5,497,845 $         555,136
                                                                                  ==============   ===============
                 See notes to consolidated financial statements.



                              TEKINSIGHT.COM, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - March 31, 2000
                                   (UNAUDITED)

1.  Basis of Presentation

     Reference is made to the annual report on Form 10-K of TekInsight.com, Inc. (the "Company"), dated October 13, 1999, for the year ended June 30, 1999.

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

3. Marketable Securities

     On September 24, 1998, the Company completed a Stock Purchase Agreement with ViewCast.com, Inc. (VCST) and the Company (the "Purchase" Agreement"). VCST purchased $2,000,000 worth of restricted Company common stock valued at $2,000,000 for $2,000,000 worth of VCST common stock. The Company currently has 500,000 shares of VCST's common stock remaining in Investments-Marketable Securities as of March 31, 2000.

     On June 30, 1999, Tadeo E - Commerce Corporation ("Tadeo"), entered into an agreement with Business Talk Radio.Net, Inc. ("Business Talk"), a privately held Company, under which, an aggregate payment of $250,000 was made in July and August 1999, Tadeo E obtained an assignable credit for the purchase of advertising time on radio programs operated by Business Talk having a value of $1,200,000, and 564,056 shares of Series C Preferred Stock, par value $.0001 per share, convertible into 5% of the current outstanding capital stock of Business Talk. Each share of Class C Preferred Stock has a liquidation preference of $.2217. As part of the transaction, Tadeo E obtained an option to acquire an equivalent number of shares of Business Talk capital stock for an exercise price of $250,000, as well as the right to "stream" the content of Business Talk programming on its and its affiliates web sites during the course of a three-year period without an additional payment to Business Talk. On January 3, 2000, the Company exercised its option and, for a payment of $250,000, acquired an additional 564,056 shares of Business Talk Series C Preferred stock for $.2217 per share.

     StyleSite Marketing Inc. ("Style" a public company engaged in the business of distributing women's and children's fashion apparel related accessories through catalogs sales), announced on January 21, 2000 that it has filed a Chapter 11 Petition in the New York Southern District for itself and its subsidiaries. The Company has set up an allowance for doubtful accounts on its receivables from Style in the amount of $111,500 as of March 31, 2000. The Company is currently carrying on its balance sheet under "Investments - Marketable Securities", 1,066,098 shares of common stock of Style at 99% below cost, or at $.01 per share. The Company also has 10,000 shares of Series G Preferred Stock of Style at $100 / per share. The Company holds a personal guarantee from Robert Rubin, an affiliate of StyleSite on obligations with respect to the Preferred Stock, and the value has been kept at cost.

     On April 20, 2000, the Company filed an action against Style and its lender, First Source Financial, LLP, in the United State Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to the Company, the $1,000,000 purchase price paid for 10,000 shares of Style Series G Preferred Stock and the shares of Company Common Stock having a then $1,000,000 market value delivered to Style in exchange for an equal market value of Style Common Stock under an agreement dated June 30, 1999.

     On September 1, 1999, Astratek entered into a Consulting and Professional Service Agreement with 4th Peripheral Technologies, Inc. ("4th Peripheral"), a privately held Company. In an effort to strengthen Astratek's strategic relationships with 4th Peripheral, the Company purchased 250,000 shares of 4th Peripheral Common Stock, par value $.001 per share, for $250,000 in a private placement of securities.

     On November 5, 1999, the Company signed a web site design and development agreement with Med-Emerg International ("Med-Emerg"). Med-Emerg, the largest physician management Company in Canada, committed to becoming the pre-eminent provider of an Internet health network, through its subsidiary HealthConnect.com, Inc., (www.healtyconnect.com), an Internet information technology company that uses enabling technology to link patients, physicians and service providers. Pursuant to the agreement, the Company will receive, measured as of the date of the Agreement, a total of $775,000, $150,000 in three equal monthly payments of $50,000, $225,000 in three equal monthly payments of $75,000, and 320,000 shares of Med-Emerg common stock having a fair market value of $1.25 per share on the date of the Agreement ($400,000), for the joint development of the health portal which will feature HealthConnect.com's browser software products called Professional Health Monitor 1.0 TM and clinic@home 1.0 TM. The Med-Emerg common stock is deliverable on June 5, 2000. These products will offer such features as online EMR records, health library, personal health library, health magazines, 24-hour online health help desk, secure pharmacy, and physician locator.

     The aforementioned marketable securities have been classified as available for sale securities at March 31, 2000 and, accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity.

4.   Note Receivable- Other

     The Company provided a public cosmetic manufacturing and marketing company, Azurel, Ltd, with $1,528,167 in loan financing bearing interest at 8% due in May 2001 (the "Credit Note"), and $550,000 in financing pursuant to a note (the "Note") due June 30, 2000 bearing interest at 10%. In addition, the Company received warrants to acquire 500,000 shares of common stock of such company at an exercise price of $1.50 per share. Repayment of amounts outstanding under the Credit Note was secured by a pledge of approximately 66.66% of the outstanding shares of Azurel operating subsidiaries under the terms of the pledge security agreement, but which pledge has since been released pending a sale of those subsidiaries by Azurel and the restructure of the security arrangement with a pledge to Tadeo E of part of the purchase price therefor when it becomes available at closing. In consideration for its pledge release, the exercise price on warrants to acquire 500,000 shares of Azurel Common Stock held by the Company and Tadeo E was lowered to $.60 per share (the current market price of Azurel common stock) from $1.50 per share. The Azurel warrants were received from Azurel originally in further consideration for advances to Azurel under the Credit Note. The shares acquired upon exercise of such Azurel warrants are subject to registration rights provided under the terms of a registration rights agreement, as amended, dated June 1, 1999.

     Azurel is in default in its interest payments on the Credit Note and the Note, and on lease payments under an equipment lease of computer hardware and software terminating in November 2001, and defaults have been declared. Due to the fact that the Company is currently negotiating to restructure all of such obligations with Azurel, it has not accelerated repayment of such obligations, attempted to foreclose on any available collateral, or sought to recover the leased equipment. As of March 31, 2000, income of $106,050 has been recognized for the three obligations mentioned above.

     On March 31, 2000, the Company, received repayment in full of principal and interest under its $100,000 loan from the Company to Seven Sons, Inc., a golf and tennis equipment store affiliated with a director of the Company.

5.   Commitments and Contingencies

     Department of Health Services - One of the Company's discontinued wholly-owned subsidiaries underwent an audit by the California State Controller's Office, Division of Audits, for the purpose of determining compliance with guidelines of the California Department of Health Services ("Medi-Cal") and the California State Board of Equalization. The Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million, contending that for the period July 1, 1990 to June 30, 1993, the subsidiary practiced unfair pricing to its customers. Additionally, accrued interest on the amount demanded is also sought by the Controller's Office. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. The subsidiary has a pending appeal to overturn the ruling, which has been upheld. In March 1999, the Company's wholly-owned subsidiary filed an appeal to the Superior Court's decision with the California Court of Appeals. On January 26, 2000, the Company lost its appeal with the California Court of Appeals. The Company has provided a reserve for the principal amount of $1,339,785 and as of March 31, 2000, $365,434 in accrued interest, or $1,705,219 in total. The Company has decided not to appeal the decision. A demand for payment has not yet been made by the Controller's Office.

     See  Note  4,  "Note   Receivable  -  Other"  for  information   concerning
indebtedness and lease obligations of Azurel to the Company and Tadeo E and its other collateralized obligations to Tadeo E.


6.       Termination  Agreements

     The Company entered into the following contract subsequent to the disposal of its business to Gainor in January 1998: With a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003. The Company has recorded the present value of this contract at $359,265, with the balance being $230,904 at March 31, 2000. With the prepayment of the Note from Gainor in April 1999, the termination agreement calls for amounts owed under the termination contract to be prepaid. However, the former operating officer informed the Company that he desires to continue to receive monthly payments rather than the lump sum payment called for under the contract. As a result, the Company continues to make monthly payment under this obligation and is carrying the agreement as short-term liability.

7.   Gain from Discontinued Operations

     The Company's wholly-owned subsidiary, Patient Care Services, was previously the subject of an investigation by Medicare for (i) Medicare's alleged overpayment for products and services by Patient Care Services and (ii) Medicare's payment to patient Care Services for claims which were allegedly not properly subject to Medicare's reimbursement. During fiscal year 1995, Medicare withheld $300,766 of payments due for claims reimbursement to cover previously estimated liabilities resulting from this investigation. A further assessment in the amount of $78,500 resulting from continuation of this investigation was made, and that amount withheld in July 1996. The Company went through an in-person hearing on May 28, 1997 to contest Medicare's aggregate $379,200 of withheld reimbursement, and on July 28, 1997 the Company received a partially favorable Hearing Decision. The Company received a refund on October 31, 1997, for $30,314 from Medicare Part B based upon the partially favorable Hearing Decision. In September 1999, an Administrative Law Judge ruled in favor of the Company and the Company received $437,086 in April 2000, which includes interest. Offsetting this amount was $305,219 in additional interest reserved as of March 31, 2000 which is associated with a decision in favor of the California Department of Health Services which decision is not being further appealed. For more information see Note 5, "Commitments and Contingencies."

8.  Potential Acquisitions

     On February 28, 2000, TekInsight and Data Systems entered into an agreement and plan of merger pursuant to which Data Systems will be merged into TekInsight Services, Inc., a wholly-owned and operating subsidiary of TekInsight. In consideration for the merger, shareholders of Data Systems' will receive a varying purchase price which will equal $12,500,000 if the market price of TekInsight's common stock at the time of closing is less than $5.00 per share, $16,000,000 if the market price is between $5.00 and

$7.00 per share, and $18,000,000 if the market price is over $7.00 per share. The merger price will be delivered to shareholders of Data Systems through a distribution of a number of shares of a new class of TekInsight convertible preferred stock proposed to be listed on the Nasdaq SmallCap Market, with the number of such shares to be found by dividing the applicable merger price by the market price. Completion of the merger is subject to a number of conditions, including receipt of TekInsight and Data Systems shareholder approval, acceptance by Nasdaq for the listing of the convertible preferred stock and other customary closing conditions. There can be no assurance the Nasdaq listing will be obtained for the newly issued convertible preferred stock, or that any of the closing conditions will be satisfied. Although no assurances can be given, the parties intend to close the merger no later than June 30, 2000.

     On April 4, 2000 the Company announced that it signed a letter of intent to acquire Big Technologies, Inc. for $1.2 million in market value of the Company common stock and an incentive plan which could earn an additional $650,000 in market value of Company common stock. Big Technologies is an Internet-solutions firm specializing in the development of government sites with advanced transactional applications. Big Technologies enhances communications between governments and constituents, saving both parties time and money. Since 1995 Big Technologies has been creating transactional Web applications for municipal agencies. The firm's most notable municipal sites are the City of Boston (www.cityofboston.com) and Suffolk County Registry of Deeds (www.suffolkdeeds.com).


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION


Forward-Looking Statements

     When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, such as demand for our products, size and timing of significant orders and their fulfillment, the Company's ability to develop and upgrade its technology, the Company's ability to compete in a highly competitive market and undetected software errors and other product quality problems, and the Company's ability to recover its investments in certain marketable securities . The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

     For information concerning the Company's potential acquisitions of Data Systems and Big Technologies, see Part I, Item 1, Consolidated Financial Statements, Note 8, "Potential Acquisitions".

     Bugsolver.com, Inc., a wholly-owned subsidiary, formed in November 1999, of the Company, provides technology and services for the resolution of computer hardware and software system failures. On April 14, 2000, Bugsolver announced the public availability of its first service, Bugsolver Developer. Bugsolver Developer is capable of generating an in-depth profile of an operating failure experienced by the user's personal computer. Using the Bugsolver Developer service, the profile is sent automatically via the Internet to the Bugsolver Web site where a professional reviews the profile, bypassing the need to communicate with the user and cutting down greatly on the time needed to diagnose and correct a computer failure or problem.

     The Help Desk Institute, a computer service industry research group estimates that up to 80% of technical support costs stem from the time it takes to uncover and re-create the series of events leading to a computer failure, Bugsolver Developer reduces this time significantly and generates information regarding the condition of the computer at the time of failure of problem.

Results of Operations

     The three months ended March 31, 2000 (the "2000 Three Month Period") as compared to the three months ended March 31, 1999 (the " 1999 Three Month Period")

     Revenues for the 2000 Three Month Period were $566,635, an increase of $230,553, or 69%, from the 1999 Three Month Period. Several factors contributed to this increase. Revenue associated with the Med-Emerg Internet Web Agreement of $485,714 for the 2000 Three Month Period did not exist during the 1999 Three Month Period. The Company has recognized five months of the $400,000 due the Company from Med-Emerg this quarter. For more information, see Part I, Item 1, Consolidated Financial Statements Note 5, "Commitments, and Contingencies" . Offsetting this increase was a decrease in revenues from sales of the Visual Audit product that is distributed by Viasoft on behalf of the Company, of $154,467 for the 2000 Three Month Period, due to the fact that the product is principally used in connection with Year 2000 computer "bug" problems, the importance of which is significantly diminished. Revenue associated with professional services provided to various clients decreased by $143,214 for the 2000 Three Month Period, or a 95% decrease over the 1999 Three Month Period. Staff was shifted to complete work on the Internet web sites.

     Total cost of goods sold for the 2000 Three Month Period was $251,340, representing costs of approximately 44% of revenues for the period, while total cost of goods sold for the 1999 Three Month Period were $290,111 or approximately 86% of revenue. This 42% favorable variance as a percentage of revenue is the result of increased revenue as mentioned above, without a corresponding increase in related labor or other costs necessary to produce the revenues.

     Selling, general and administrative expenses for the 2000 Three Month Period increased by 39%, or $340,633, from the 1999 Three Month Period. This increase is primarily due to the launching of the new product line, BugSolver

Developer, and increases in professional and consultant services for the 2000 Three Month Period of 807%, or $252,338, from the 1999 Three Month Period. Legal services for the 2000 Three Month Period increased by 497%, or $153,459, from the 1999 Three Month Period, related to the development of the Company's increased new Internet Web Agreement activities, and activities related to: the negotiation, investigation and execution of the Merger Agreement with Data Systems; activities related to the preparation of registration statements to be filed with the Securities and Exchange Commission for distribution of securities by public warrants holders and selling stockholders and for distribution of securities to Data Systems shareholders in connection with the Merger; and the investigation, preparation and filing of pleadings in the Company's legal proceedings against Style for recovery of $1,000,000 in cash and $1,000,000 original value of Company securities delivered to Style under securities purchase agreement dated June 1,1999. Partially offsetting this increase was Internet Web Agreement work which has been absorbed with minor increases in staffing levels. The Company has been able to avoid approximately $101,791 in expenses by absorbing additional services work without hiring additional staff.

     Net interest income increased for the 2000 Three Month Period to $178,118 from ($12,687) for the 1999 Three Month Period. This increase is primarily due to the recognition of $106,050 in income from outstanding Notes and lease obligations with Azurel. See Part I, Item 1, Notes to Consolidated Financial Statements, Note 4, "Note Receivable - Other" for information concerning the Company's recent agreements with Azurel.

     Net loss of $259,262 reflects a decrease in loss of $289,370 for the 2000 Three Month Period. Contributing factors include 1) increased revenue associated with the Med-Emerg web design and development project, 2) the gain from discontinued operations and 3) the income associated with various obligations as mentioned above.

The nine months ended March 31, 2000 (the "2000 Nine Month Period") as compared to the nine months ended March 31, 1999 (the "1999 Nine Month Period")

     Revenue for the 2000 Nine Month Period was $1,528,814, an increase of $225,504, or 17 % from the 1999 Nine Month Period. Several factors contributed to this favorable variance: $585,714 in revenue associated with the Internet Web design and development activities for Med-Emerg and $89,000 in revenue associated with various web design projects for the 2000 Nine Month Period which did not exist during the 1999 Nine Month Period. Offsetting such revenue increases was the sales decrease of $394,689 for the Visual Audit product during the 2000 Nine Month Period. See "Results of Operations for the Three Months ended March 31, 2000 as compared to the Three Months ended March 31, 1999", for additional information concerning such revenue.

     Total cost of goods sold during the 2000 Nine Month Period was $893,938, representing costs of approximately 58% of revenue for the period, while total cost of goods sold for the 1999 Nine Month Period was $575,860, or approximately 44% of revenue. This 14% unfavorable variance as a percentage of revenue is in part the result of an increase of $154,604 in cost of goods sold associated with the increase in internet Web design and development for Med-Emerg and work associated with various other web design projects for the 2000 Nine Month Period which did not exist during the 1999 Nine Month Period.

     Total operating expenses during the 2000 Nine Month Period decreased to $1,683,500, or 110% of revenue, as compared to $2,248,581, or 173% of revenue, during the 1999 Nine Month Period. A contributing factor relates to the improved process by which operations record and capture capitalized software costs as it relates to salary expenses during the 2000 Nine Month Period, and a reduction in the Company's full-time equivalent head count.

     Other income and expenses include interest income of $379,080 during the 2000 Nine Month Period compared to $508,006 during the 1999 Nine Month Period. The 25% decrease is primarily related to the Gainor Note and the quarterly interest payments, which note was paid in full during the 1999 Nine Month Period.

     Net loss for the 2000 Nine Month Period of $444,237 is primarily attributable to the losses from operations, in the amount of $1,048,623.

Liquidity and Capital Resources

     As of March 31, 2000 the Company had working capital of $4,375,007, compared to working capital of $5,365,143 at June 30, 1999. This decrease in working capital is primarily due to losses in operations during the 2000 Nine Month Period of $1,048,623.

     The Company currently receives on average $19,348 a month in interest from its various money market and certificate of deposit accounts. For information concerning the status of the Company's loans and other financial transactions with Style and Azurel, including the Company's effort to recover amounts in default under separate obligations, see Part I, Item 1, Consolidated Financial Statements, Note 3 "Marketable Securities" and Note 4, "Note Receivable - Other".

     Cash proceeds from the sale of the Company's operating assets and the stock of its two former principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc. ("HMS"), to Gainor Medical Management, LLC, a privately held Georgia company ("Gainor"), along with the proceeds from the $9,300,000 prepayment in April 1999 of the Note, has been partially used in operations and for the investment in and loans to strategic partners. The resulting financial transactions have reduced the Company's cash reserves and reduced the Company's monthly interest received on those reserves. See Part I, Item 1, Consolidated Financial Statements, Note 3 "Marketable Securities" and Note 4, "Note Receivable - Other", and Note 5, "Commitment and Contingencies".

     The Company currently has sufficient cash resources and liquidity to meet its short-term and long-term capital needs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     For information concerning the Company's decision not to further appeal an adverse decision in the Company's litigation with the California State Controller's Office, see Part I, Item 1, Consolidated Financial Statements, Note 5 "Commitments and Contingencies.

Item 2. Changes in Securities and Use of Proceeds

     On February 15,  2000,  in a  transaction  exempt from  registration  under
Section 4(2) of the Securities Act of 1933 (the "1933 Act"), as part of the compensation granted to an investment banking firm in connection with a consulting agreement pursuant to which that firm has agreed to provide business development, investment banking and financial advisory services to the Company, the Company issued two (2) Warrants exercisable through February 15,2000 to acquire an aggregate of 300,000 shares of Company Common Stock at $4.0625 per share (the closing price for a share of Company Common Stock on February 14, 2000). One of the Warrants to acquire 100,000 shares, is exercisable only after February 15, 2001 in the event that the Company has not previously exercised its right to terminate such agreement.

     On February  1, 2000,  in a  transaction  exempt  from  registration  under
Section 4(2) of the 1933 Act, the Company granted to Steven Ross, a consultant to the Company (but who has since become the President and Chief Executive Officer of the Company), options to acquire 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share (the fair market value at that time), expiring on February 1, 2003. This option vests as follows: 100,000 shares upon the date of grant; 100,000 shares upon the closing market price for Company Common Stock equaling or exceeding $5.00 per share for five trading days; 100,000 shares upon the closing market price for Company Common Stock equaling or exceeding $6.00 per share for five trading days; and 100,000 shares upon the closing market price for Company Common Stock equaling or exceeding $8.00 per share for five trading days. To date, options to acquire 200,000 shares of Company Common Stock have vested.

Item. 6.  Exhibits and reports on form 8-K

                  (a) Exhibits

27.0     Financial data schedule.

                  (b) Reports on form 8-K

                         During the quarter  ended March 31,  2000,  the Company
                    made the following filings on Form 8-K/A: (i) Report on Form 8-K on January 26, 2000 with respect to Item 5, "Other Information", and (ii) Report on Form 8-K on February 29, 2000, with respect to Item 5, "Other Information".

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                                                            TEKINSIGHT.COM, INC.





                                                          By:/s/Michael F. Niles
                                                          ----------------------
                                                                Michael F. Niles
                                                                Secretary


Date: May 15, 2000