Form 10-K
period 2000-06-30
TEKINSIGHT COM INC
filed 2000-10-11
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
      OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________
                         COMMISSION FILE NUMBER 1-11568

                              TEKINSIGHT.COM, INC.

             (Exact Name of Registrant as Specified in its Charter)
                               DELAWARE 95-4228470

                 (State or other jurisdiction of (I.R.S Employer
               incorporation or organization) Identification No.)
                        18881 Von Karman Ave., Suite 250
                                Irvine, CA 92612

               (Address of principal executive offices) (Zip code) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 955-0078

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)
Series A Preferred Stock, $.0001 par value
(Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS. YES X No __

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X

The aggregate market value of the voting stock held by non-affiliates for the issuer as of September 27, 2000 was approximately$ 31,400,00.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of September 27, 2000 was 16,293,620.

Documents incorporated by reference: None

                                     PART I

ITEM 1.     BUSINESS

PRIOR OPERATIONS

         TekInsight.com, Inc. ("TekInsight") was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. Universal supplied and distributed both prescription and non-prescription medications and durable medical equipment and supplies principally to persons suffering from diabetes. These businesses were sold in January 1998. The Company changed its name to Tadeo Holdings, Inc. on February 2, 1998, and subsequently changed its name to TekInsight in November 1999.

GENERAL

         TekInsight is a holding company which, through its four active subsidiaries, Astratek, Inc., or "Research", TekInsight Services, or "Services", TekInsight e-Government, or "e-Government" and BugSolver.com, Inc., or "BugSolver", is involved in the development of computer software products and the provision of services for the management and support of distributed client/server and Internet-based networks. We provide consulting, technical and related services to clients for the development of electronic customer interaction on the Internet, including consulting and development services for the maintenance, design and enhancement of electronic commerce Internet sites that interface with database systems.

      In May 2000, the Company acquired Big Technologies, an Internet professional service firm specializing in the development of e-government sites with advanced transactional applications. Big Technologies enhances communications between governments and constituents, saving both parties time and money. Since 1995, Big Technologies has been creating transactional web applications for municipal agencies. On June 30, 2000 Big Technologies changed its name to TekInsight e-Government Services, Inc.

         TekInsight e-Government Services offers States, Municipalities and Government agencies products for designing and implementing custom e-government internet presences utilizing a unique suite of customizable software modules, each providing a different online service which can interface with existing websites and integrated into existing databases. TekInsight e-Government Services enables governments to process Tax Payments, Violation Payments, Purchasing, Licensing, and Deeds online in real time.

         As merger consideration, former Big Technologies shareholders received 380,091 shares of TekInsight common stock, $150,000 in cash and 3.5% of TekInsight e-Government common stock. Such shareholders can also receive additional shares of TekInsight with a value of $650,000 if TekInsight e-Government attains specified revenue targets during the first year after the acquisition. As part of the acquisition, through November 30, 2000 TekInsight has the right to repurchase up to $100,000 value of the shares issued in the acquisition at the average market price as quoted on the Nasdaq SmallCap Market for the five consecutive trading days ending on the trading day that immediately precedes the Closing Date of the acquisition. If TekInsight does not exercise this right of repurchase, the former Big Technologies shareholders have the right to require TekInsight to repurchase up to $100,000 value of the shares issued to them through December 2000, at the average market price as quoted on The Nasdaq SmallCap Market for the five consecutive trading days ending on the trading day that immediately precedes the Closing Date of the acquisition. In connection with the acquisition, the former president and chief executive officer of Big Technologies, before the acquisition, signed a three-year employment agreement to continue as president and chief executive officer of TekInsight e-Government.

         In August 2000, TekInsight merged its Services division with Data Systems Network Corporation. Data Systems provided computer network services and products that allow companies to control their complex distributed computing environments. Such services include the design, sale and service of LANs and WANs. Data Systems generated revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. Data Systems primarily served government customers in five states.

         The acquisition price was $12,500,000. The aggregate consideration paid to Data Systems stockholders consists of approximately 2,185,755 shares of TekInsight Series A Preferred Stock based on an aggregate of 5,575,906 shares of common stock of Data Systems outstanding as of the effective time of the merger and an exchange ratio of 0.392 of a share of TekInsight Preferred Stock for each share of Data Systems common stock outstanding. In addition, TekInsight assumed 462,500 options and 50,000 warrants issued by Data Systems which were converted into the right to acquire 181,300 and 19,600 shares of TekInsight Preferred Stock, respectively. Finally, as a result of the merger, Services assumed, and TekInsight agreed to guaranty, Data Systems' existing credit facility with Foothill Capital Corporation. As of September 15, 2000, approximately $5,100,000 was outstanding under the credit facility, which is collateralized by Data Systems' accounts receivable.

         Research is primarily involved in developing web-based diagnostic software agents and analysis tools (e.g., BugSolver product) and web-based electronic commerce performance and analysis tools. TekInsight uses these tools to create applications, which are both sold and rented to customers, and to develop custom solutions for government and private sector enterprises.

         Research has focused its efforts on developing a core methodology it calls Streaming XML, to enable individuals and organizations to better handle the flood of information generated by the new wave of Internet commerce. The original Internet language--Hypertext markup language, or HTML, enables universal methods for viewing data whereas only XML provides universal methods for working directly with data. XML is believed to have the capability to replace HTML as the platform for coding on the Internet.

         Depending upon the context, the term TekInsight refers to either TekInsight alone, or TekInsight and one or more of its subsidiaries.

         TekInsight is the parent corporation for the following wholly owned subsidiaries that have discontinued operations: Physicians Support Services, Inc., a California corporation; Clinishare Diabetes Centers, Inc. d/b/a

SugarFree Centers, Inc., USC-Michigan, Inc. a Michigan corporation and its wholly-owned subsidiary, PCS, Inc.-West, a Michigan Corporation.


INDUSTRY OVERVIEW

         SERVICES AND TEKINSIGHT E-GOVERNMENT SERVICES

         The rapid growth in digital technology, the use of the Internet and e-commerce has fundamentally changed the way in which companies conduct business and interact with customers. Digital technology has created new business models, new ways of sharing knowledge and experience, more efficient ways to transact business and new channels through which to do so, direct ways of communicating with customers and employees and dramatically enhanced efficiencies of scale and scope. International Data Corporation estimates that the number of Internet users will grow from 159 million in 1998 to 510 million in 2003, and as a result, estimates e-commerce revenues to increase from approximately $50 billion to more than $1.3 trillion over the same period. As companies face increasing pressure to reinvent their business models for the digital economy, operate more efficiently and better serve customer needs, information flow both inside and outside an organization has become critical. However, the escalating cost and complexity of information technology and the shortage of in-house technical expertise required to implement technology-based solutions has led companies to increasingly rely on external service providers. This trend toward outsourcing and a focus by companies on their core business has driven the rapid growth of the Internet services market. TekInsight's core competency is enabling e-commerce sites by using its proprietary technology and leveraging XML standards.

         The need for the services of providers to this market, the Service Provider market, is expanding at a rapid rate. International Data Corporation estimates that the market for Internet professional services worldwide will grow from $7.8 billion in 1998 to $78.6 billion in 2003, representing a compound annual growth rate of 59%. Over the past several years, companies have been increasingly engaging Internet professional service providers to capitalize on opportunities with respect to the Internet. Companies require service providers who can create and design an online identity and web site, develop web-based content and applications and integrate front-end web-based applications. Additionally, companies are no longer just seeking to be on the Internet or a desktop environment. Companies are seeking to improve their business practices through full service digital solutions that function across a multitude of platforms. Due to this demand for Internet services, various types of service providers have entered the market for digital solutions, including companies focused solely on Internet services, technology consulting firms, technology integrators and strategic consulting firms. TekInsight intends to address specific segments of this market. The Company helps its clients incorporate digital technologies including XML into their Internet business. This enables the client to communicate and transact more effectively with its customers, suppliers, employees and other business partners.

         Within the Service Provider market, with its acquisitions of Big Technologies and Data Systems, TekInsight focuses its service offerings primarily toward the government markets and related institutional customers through the activities of Services and TekInsight e-Government. The market for

Internet services to and provided by governments, or the eGovernment Services market, is in its infancy, but building quickly. An increasing number of local governments are doing transactions over the web. Just like private sector companies, governmental organizations are finding that when they adopt Internet technologies they must develop new ways to handle the new flood of information. The projected value of on-line government payments is $602 billion by 2006 (Forrester). Along with other services, the market for eGovernment Services is projected to rise from $1.5 billion in 2000 to $4.7 billion in 2004 (Gartner). TekInsight believes that it is positioned to benefit from providing a significant share of these services.

         BUGSOLVER.COM

                  The Help Desk Institute, a computer services industry research group, estimates that up to 80% of technical support cost stems from the time it takes to uncover and re-create the series of events leading to a computer failure. BugSolver Developer, a product recently introduced by TekInsight's BugSolver subsidiary, reduces this time significantly and generates information regarding the condition of the computer at the time of failure, allowing for more efficient problem solving.

         Current industry estimates show software vendors spending $2.4 billion annually on product support. This number is based on actual spending related to the costs vendors incur running help desks, web sites and providing other support services. It does not include any costs incurred by the user for loss of productivity caused by software failure or time lost trying to resolve the problem. In addition, there is "goodwill erosion" as customer satisfaction drops due to downtime caused by software errors since the customer must sacrifice work time to talk on the phone with a support desk. There is no one single reason to explain why computers crash. The problem could range from faulty hardware to software incompatibilities.

         TekInsight has addressed the demand for cost-effective support by developing its BugSolver product, which was created using Research's XML expertise. In addition to help desk support, the BugSolver product also addresses requirements for asset identification and hardware inventory management for distributed systems.

         TEKINSIGHT RESEARCH

         Extensible Markup Language (XML) provides a significant advance in how data is described and exchanged by Web-based applications using a simple, flexible standards-based format. The original Internet language--Hypertext markup language (HTML) enables universal methods for viewing data whereas only XML provides universal methods for working directly with data.

         Internet protocol (IP), Hypertext Markup Language (HTML) and the Hypertext Transport Protocol (HTTP) have revolutionized the manner in which information is distributed, displayed and searched for over the Internet. Organizations have rapidly embraced browsers and search engines with the creation of corporate intranets, and have extended these capabilities to their customers, suppliers, and business partners via extranets. XML, which complements HTML, promises to increase the benefits that can be derived from the wealth of information found today on IP networks around the world. XML provides users with a uniform method for describing and exchanging structured data. The ability to structure data in an open text-based format and deliver this data using standard HTTP protocol is significant. Primarily, XML will facilitate more precise descriptions of content and more meaningful search results across multiple platforms and, once data is located, it will enable a new generation of methods and products for viewing and manipulating the data.

         The attractiveness of XML is that it maintains the separation of the user interface from structured data, allowing the seamless integration of data from diverse sources. Customer information, purchase orders, research results, bill payments, medical records, catalog data and other information can be converted to XML, allowing data to be exchanged online as easily as HTML pages display data today. Moreover, data encoded in XML can then be delivered over the Web to the desktop.

         Once the data is delivered to the client desktop, it can be manipulated, edited, and presented in multiple views, without return trips to the server. Servers thus become more scalable, due to lower computational and bandwidth loads. Also, since data is exchanged in XML format, it can be easily merged from different sources. XML is valuable to the Internet as well as large corporate intranet environments because it provides interoperability using a flexible, open, standards-based format, with new ways of accessing legacy databases and delivering data to Web clients. Applications can be built more quickly, are easier to maintain, and can easily provide multiple views of the structured data. TekInsight Research has been using its resources to develop the technology and methodology, especially around XML, to build robust, scalable e-commerce applications.

CURRENT OPERATIONS

         E-GOVERNMENT SERVICES

         TekInsight e-Government Services provides innovative, web-based technology solutions that help governments better serve their constituents. The company offers customizable applications that enable citizens to use the convenience, speed and affordability of the Internet to interact with their government. TekInsight e-Government Services has been providing state and local governments with backbone infrastructure design and implementation, legacy database connectivity and e-support services. Some successful implementations include the City of Boston, the State of New York, the State of Florida and the State of Louisiana. The e-Government subsidiary has developed software modules for specific services, being introduced during TekInsight's second fiscal quarter.

         In August 2000, TekInsight merged its Services subsidiary with Data Systems Corporation. Data Systems provides systems integration services, or computer network services and products that allow companies to control their complex distributed computing environments. Such services include the design, sale and service of LANs and WANs. Data Systems generated, and Services continues to generate, revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. Data Systems served, and Services continues to serve, primarily government customers in five states. The acquisition price was $12,500,000, which was paid by the issuance of TekInsight Series A Preferred Stock.

         The products developed by the e-Government division are designed to serve the customers of the TekInsight Services division. We believe that Service's existing customer relationships will serve to accelerate the planned penetration of the market for e-Government services.

         RESEARCH

         The Research development team has produced TekInsight's BugSolver product and continues to refine, enhance and provide support for BugSolver while the product is being introduced to the market. In accordance with the product plan, BugSolver marketing, support and development is being transitioned to TekInsight's BugSolver.com, Inc. subsidiary.

         TekInsight Research is currently pursuing development of additional software products that will address the needs of complex networks and databases that interface with the Internet. Research has created a core methodology called Streaming XML, which enables individuals and organizations to better handle the flood of information generated by the new wave of Internet commerce. The original Internet language--Hypertext markup language (HTML) enables universal methods for viewing data whereas only XML provides universal methods for working directly with data. We believe that XML has the capability to replace HTML as the platform for coding on the Internet. Products that are currently under development may analyze Internet user activity and provide increased information about website viewing and transactions.

         The Research subsidiary also provides professional services to clients encompassing all aspects of distributed systems applications, including multi-tier client/servers, Internet-enabled applications, network security, systems management and performance enhancement. It has performed these services for several major software companies and financial institutions and has acted as a development partner by assisting them in building their computer software products.

         Tekinsight entered into a consulting and professional services agreement with Enuncia Communications, Inc. (formerly 4th Peripheral, Inc.) pursuant to which it is engaged to provide executive advisory consulting services, as requested, and on a fee schedule to be negotiated at the time an assignment is made, intended to increase Enuncia's value and strategic position in connection with its business as a developer of cyber extension technology to provide remote access to data from handheld devices. In an effort to strengthen its strategic relationships with Enuncia, TekInsight purchased, in a private placement of securities, 250,000 shares of Enuncia common stock, par value $.0001 per share, for $250,000.

         BUGSOLVER

         BugSolver provides technology and services to aid in the resolution of computer hardware and software systems failures, as well as computer hardware and software asset management. On April 14, 2000, BugSolver announced the public availability of its first service, BugSolver Developer. BugSolver Developer is capable of generating an in-depth profile of an operating failure experienced by the user's personal computer or a profile of the hardware, software and peripherals associated with a system. Using the BugSolver Developer service, the profile is sent automatically over the Internet to the BugSolver Web site, where a support professional can access and review the profile, bypassing the need to communicate with the user and cutting down greatly on the time needed to diagnose and correct a computer failure or problem.

         BugSolver has signed its first commercial agreement for deployment of its products with LaborSoft, a company which provides labor relations organizations the applications they need to manage their workforce and labor related issues more effectively. In this agreement, BugSolver will supply both help desk support and continuing software development as part of LaborSoft's web-based service. We estimate that a revenue stream will develop from this LaborSoft agreement by December 2000.

         TekInsight has established a sales and marketing organization for the BugSolver product, which has recently commenced sales activities. Sales revenues are anticipated to commence during the second fiscal quarter of fiscal year 2001.

         OTHER SERVICES

         In November 1999, TekInsight entered into a web site design and consulting Agreement to build a portal located at HealthyConnect.com for one of its affiliated companies, Med-Emerg International. The HealthyConnect.com web
portal delivers a total end-to-end solution that offers the most complete feature set of any e-Health company. HealthyConnect.com services physicians, patients and other consumers with a complete solution, which includes e-commerce, over 200 corporate affiliates, over 27 million pages of content from over 300 sources, and a personalized health record. It supports a network of over 150,000 physicians through its DocISP.com website. It also allows the unique ability for physicians and patients to interact through secure web messaging. Revenues from this project exceed $700,000 during the fiscal year.

         In June 1999, TekInsight entered into both a Web Design and Consulting Agreement and an Online Hosting Agreement with StyleSite Marketing, Inc.
("Style", formerly Diplomat Direct Marketing Corporation), a public company engaged in the business of distributing women's and children's fashion apparel and related accessories through catalogue sales, including the Lew Magam and Brownstone studios catalogues, and over the Internet. TekInsight provided all necessary consulting and development services to design, maintain and enhance Style's electronic commerce Internet sites and other related electronic commerce marketing vehicles, as well as to host those sites on behalf of Style. Due to the Chapter 11 bankruptcy filing by Style, ongoing services were suspended in January 2000. Also see ITEM 3. LEGAL PROCEEDINGS.

         TekInsight recently entered into an agreement with Business Talk Radio.Net, Inc. ("Business Talk") under which, for a payment of $250,000, TekInsight obtained an assignable credit for the purchase of advertising time on radio programs operated by Business Talk having a value of $1,200,000, and shares of Series C Preferred Stock convertible into 5% of the currently outstanding capital stock of Business Talk. As part of the transaction, TekInsight obtained an option to acquire an equivalent number of shares of Business Talk capital stock for an exercise price of $250,000, as well as the right to "stream" the content of Business Talk programming on its and its affiliates web sites during the course of a three-year period without an additional payment to Business Talk. In January 2000, the option was exercised, with a payment of $250,000. Business Talk creates and distributes the content of its business-oriented radio programming for broadcasting on third-party operated radio stations in a variety of markets throughout the United States.

COMPETITION

         The market for our products and services is highly competitive. We anticipate that competition will continue to intensify as the use of computers and the use of the Internet grows. The tremendous potential of the Internet has attracted many companies from start-ups to well-established businesses.

          Our Services and TekInsight e-Government Services business faces competition from focused eGovernment companies, such as NIC Commerce (Nasdaq:
EGOV), Govconnect.com (Nasdaq: REGI), ezgov.com, GovWorks.com and simplegov.com, and from full-line IT integrator organizations such as Andersen Consulting and Price Waterhouse Coopers. We believe that the competitive advantage for our Services and TekInsight e-Government Services subsidiaries result from our extensive state and local contracts, our proven integration methodology and our low cost solutions, using modular applications.

         The BugSolver product will experience competition from companies involved in knowledge bases, enterprise solutions and support portals. Due its proprietary technology, however, which includes a resident agent that collects crash information and delivers it to the BugSolver site, the product may become a complement to the products of all three types of competitive companies as well as a competitor in and of itself.

         We believe that we will continue to create and offer innovative products and professional services, and that we will continue to attract new clients in need of our value-added electronic commerce services. However, there is no assurance that our competitors will not introduce comparable products and services at similar or more attractive prices in the future or that certain companies may not create products that they can integrate directly into their software and operating systems. Increased competition could erode the market for our products and services and have a material adverse affect on our business, financial condition and results of operations.

FUTURE STRATEGY

         Our  Company  plans  to  expand  the   activities  of  its   TekInsight
e-Government Services business by providing turnkey solutions for Internet communications between government entities and their constituencies. With our established systems integration business serving this market, we can leverage our customer relationships to introduce our new software products and network and Internet services. As a part of this strategy, we will seek acquisition candidates that can further our expansion, and provide distribution channels for our value-added products, although we have no contractual obligations with respect to any such acquisition at this time.

         We believe that our Research development team will continue to produce proprietary software products, such as BugSolver, which can be incorporated into the service offerings of our existing subsidiaries and/or separately marketed by newly created subsidiaries.

         We believe that our Web-based products and services, along with our diagnostic products, will give us greater exposure to the marketplace and will help us to define and develop products that meet the needs of a greater corporate and government user audience in the market for various diagnostic tools and services.

PATENTS AND TRADEMARKS

     All TekInsight employees are required to sign agreements which protect TekInsight's rights in its intellectual property, and which assign to TekInsight certain rights to intellectual property developed by such employees. TekInsight is a party to a Software License Agreement with Viasoft through which it is has granted Viasoft an exclusive license to use the name Visual Audit and Astratek. TekInsight holds U.S. trademark registrations for Astratek and Visual Lan Probe, and holds U.S. pending trademark applications for www.BugSolver.com, TekInsight and BugSolver. TekInsight is currently in the process of determining whether certain technologies developed by Research should become the subject of U.S. patent applications.

EMPLOYEES

         As of September 27, TekInsight and its subsidiaries had 193 employees, three executive management, 32 sales & marketing, 127 development and technical support and 31 in administration. TekInsight believes that its relationships with its employees are good. TekInsight also employs 37 contract consultants for research and technical support and six contract consultants in marketing and executive administration.

INSURANCE COVERAGE

     The Company maintains general liability insurance, which includes directors and officers liability coverage, in amounts deemed adequate by the Board of Directors.

ITEM 2.     DESCRIPTION OF PROPERTIES

         TekInsight's corporate headquarters is located in Irvine, California, in a leased facility consisting of approximately 6,500 square fee of office space rented under a lease expiring in October 2005. The Research subsidiary leases a facility located in New York, New York, with approximately 6,700 square feet rented under a lease expiring in November 2002. The former executive sales and administrative offices located in Livonia, Michigan are rented under a lease for approximately 6,600 square feet until September 2002, subject to a sublease for approximately one-half of the space. The Company does not own any real property.

         TekInsight's Services subsidiary has an administrative office located in Farmington Hills, Michigan, in a leased facility consisting of approximately 12,555 square feet of office space rented under a lease expiring in November 2002. Services also leases a technical facility located in Farmington Hills, Michigan with approximately 7,000 square feet rented under a lease expiring in March 2003. Services also has an 8,200 square feet telephone "help desk" center located in a leased facility in Baton Rouge, Louisiana, which is part of its State of Louisiana maintenance contract, which is currently rented on a month-to-month basis.

         Services also leases 10 separate direct sales offices containing an aggregate of approximately 25,000 square feet under leases with terms of one to five years.

ITEM 3.  LEGAL PROCEEDINGS

Azurel, Inc.

         In May 1999, TekInsight entered a joint venture relationship with Azurel, Ltd. to provide Internet marketing of cosmetic products. The venture included a revenue sharing arrangement, with Azurel providing content and TekInsight providing the e-commerce infrastructure. In connection with the agreement, TekInsight lent to Azurel an aggregate of $1,528,166.67 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note made by Azurel to TekInsight), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Repayment of amounts outstanding under the Credit Agreement was secured by a pledge of approximately 66.66% of the outstanding shares of certain Azurel operating subsidiaries, Private Label Cosmetics, Inc. and Fashion Laboratories, Inc., under the terms of a Pledge Security Agreement, as amended, by and between Azurel and TekInsight. In further consideration for its advances to Azurel under the Credit Agreement, TekInsight received from Azurel warrants to acquire 500,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such Warrants being subject to registration rights provided under the terms of a Registration Rights Agreement, as amended, dated as of June 1, 1999. On May 12, 1999, TekInsight had also extended a $500,000 loan to Azurel, due August 1999, bearing interest at 20.8% (the "Note"). The $500,000 Note was later amended on August 12, 1999 to (i) extend the due date to June 2000, (ii) reduce the interest rate to 10%, and (iii) increase the principal of the Note from $500,000 to $550,000 for accrued interest of $26,580 and a premium of $23,420 for extending the maturity date and lowering the interest rate. On November 25, 1999, TekInsight provided an additional $200,000 to Azurel, Ltd. to secure computer equipment for increased capacity for its operation by entering into a sale and leaseback transaction with respect to this equipment under the terms of an Equipment Lease, which terminates in November 2001.

          Due to a rapid proliferation of cosmetic e-commerce sites in the marketplace, the site under development for Azurel was not deemed economically feasible. Concurrently, the financial condition of Azurel deteriorated. The $550,000 Note remained unpaid on June 30, 2000 and is currently in default, the Credit Agreement is currently in default, and the Equipment Lease is currently in default. Azurel has been duly notified of the defaults and on August 2, 2000 TekInsight accelerated the amounts due under the $550,000 Note and the Credit Agreement. Due to Azurel's extreme financial hardship, requiring a sale of two of its principal operating subsidiaries, Private Label and Fashion Laboratories, to remain solvent, in an amendment to the Azurel Pledge Security Agreement TekInsight permitted a substitution of collateral. The shares of capital stock of the former Azurel subsidiaries pledged to secure the Credit Agreement obligations was replaced as collateral with a $1,800,000 subordinated note made by Private Label and Fashion Laboratories payable to Azurel, due in a balloon payment of all principal and accrued interest in May 2002. In consideration for its pledge release, the exercise price on warrants to acquire 500,000 shares of Azurel common stock held by TekInsight and TekInsight Services was lowered to

$.60 per share (the then current market price of Azurel common stock) from $1.50 per share. TekInsight is currently in the process of foreclosing on this substituted collateral securing the indebtedness evidenced by the accelerated Credit Agreement obligations and taking such other action that is appropriate to collect all of the accelerated obligations. TekInsight at this time has not attempted to collect repayment of the unsecured $550,000 Note or to recover the equipment subject to the Equipment Lease, in an effort to maintain the possibility of full recovery under those instruments at a later date from a stronger debtor.

StyleSite Marketing

         In June 1999, TekInsight entered into a strategic relationship with StyleSite Marketing, or Style to create an e-commerce website to feature and sell women's and children's fashion apparel and related accessories. The revenue-sharing agreement provided for Style to provide content and fulfillment while TekInsight provided the e-commerce infrastructure. In connection with the agreement, TekInsight (i) purchased, for $1,000,000, 10,000 shares of Style's Series G Convertible Redeemable Preferred Stock (which is redeemable for the $1,000,000 purchase price plus accrued and unpaid dividends out of the proceeds of a secondary offering of Style common stock which has been filed with the Securities and Exchange Commission) (the "Preferred Stock") and (ii) exchanged $1,000,000 approximate market value of its common stock (285,715 shares) for $1,000,000 approximate market value of Style common stock (1,066,098 shares), under the terms of the Securities Purchase Agreement, dated as of June 30, 1999, by and between TekInsight and Style. Contractual obligations of Styles to TekInsight, including TekInsight's rights as a holder of the Preferred Stock (e.g., redemption payments), are guaranteed under the terms of a personal guarantee made in favor of TekInsight by Robert M. Rubin, the then Chairman of Styles. In order to safisfy Styles's obligations to Tekinsight, Tekinsight has engaged in settlement negotiation with Mr. Rubin with respect to his guarantee.

         On April 20, 2000, TekInsight filed an action against Style and its lender, First Source Financial LLP, in the United States Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to TekInsight, the $1,000,000 purchase price paid for 10,000 shares of Style Series G Preferred Stock and shares of TekInsight common stock having a $1,000,000 market value delivered to Style in exchange for an equal market value of Style common stock under an agreement dated June 30, 1999. On June 6, 2000, Style and First Source filed a motion to dismiss the Company's complaint against them. On June 26, 2000, TekInsight filed its written submissions to vigorously oppose the motion. On July 20, 2000, the Bankruptcy Court heard oral argument on the motion and it is presently under consideration by the Bankruptcy Court.

         On July 10, 2000, TekInsight was named as a nominal defendant in a stockholder's derivative action brought on behalf of TekInsight by Paul Miletich, an alleged shareholder of TekInsight, against Brian D. Bookmeier, James Linesch, Damon D. Testaverde and Alexander Kalpaxis as directors of TekInsight. The case was filed in the Supreme Court of New York, New York County, Case No. 114972. In his suit, Mr. Miletich alleges that the directors of TekInsight breached their fiduciary duties of care and/or loyalty to TekInsight by permitting TekInsight to enter into, among other things, transactions with StyleSite Marketing, Inc. and Azurel, Inc., resulting in a waste of corporate assets of TekInsight. TekInsight intends to defend the suit vigorously.

         As a result of the merger with Data Systems, the Company assumed the liability for a potential enforcement action undertaken by the SEC. The SEC staff has advised Data Systems that following its merger with TekInsight Services, resulting in Data Systems no longer having any public shareholders, the SEC staff would make no recommendation for any enforcement proceedings against Data Systems.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                  HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS

         The principal market for trading TekInsight's securities is the Nasdaq Small Cap Market ("Nasdaq"), although TekInsight's Common Stock and Class A Warrants are also traded on the Boston Stock Exchange.

PRICE RANGE OF OUTSTANDING COMMON STOCK

     On December 18, 1992, the Common Stock began trading on Nasdaq and has been quoted on Nasdaq at all times since that date.

     The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 1999 and 2000, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

                   FISCAL YEAR ENDED JUNE 30, 1999              HIGH         LOW
                   First quarter ended September 30, 1998      $1.44       $1.38
                   Second quarter ended December 31, 1998       1.06        1.00
                   Third quarter ended March 31, 1999           1.13        1.00
                   Fourth quarter ended June 30, 1999           4.00        3.81

                   FISCAL YEAR ENDED JUNE 30, 2000              HIGH         LOW
                   First quarter ended September 30, 1999      $4.00       $2.50
                   Second quarter ended December 31, 1999       3.09        2.19
                   Third quarter ended March 31, 2000           6.69        2.38
                   Fourth quarter ended June 30, 2000           4.25        2.81

     On September 26, 2000, the last trade price for a share of Common Stock was $2.06, as reported on Nasdaq, and TekInsight had 68 shareholders of record of its Common Stock. TekInsight estimates it has in excess of 300 beneficial holders of its Common Stock.

DIVIDEND POLICY

         TekInsight has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but rather intends to retain future earnings, if any, for reinvestment in its future business. Any future determination to pay cash dividends will be in compliance with TekInsight's contractual obligations, and otherwise at the discretion of the Board of Directors and based upon TekInsight's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

         During the fiscal year end June 30, 1999, TekInsight had outstanding an aggregate of one million (1,000,000) shares of Series B Redeemable Preferred Stock, $.0001 par value per share (the "Series B Preferred Stock"). Subsequent to the end of the fiscal year ended June 30, 1999, all shares of Series B Redeemable Stock were converted into 500,000 shares of Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended June 30, 2000, the Company issued the following stock options and warrants in private offerings exempt from the Securities Act of 1933 under Section 4(2) thereof:

o 300,000 warrants issued to Early Bird Capital on February 15, 2000 as consideration for services rendered, at $4.063 per share until February 15, 2005


o 400,000 options granted to Steven Ross on February 1, 2000 as a sign-on inducement to assume the President position, at $3.00 per share until February 1, 2003. Subject to vesting based on the market price of the Company's common stock.

o 120,000 options granted to the Exigo Group on June 1, 2000 as consideration for services rendered, at $3.00 per share until June 1, 2005


o 100,000 options granted to Core Strategies on June 1, 2000 as consideration for services rendered, at $3.00 per share until June 1, 2005

         In addition, on May 17, 2000, we issued an aggregate of 380,091 shares of TekInsight Common Stock to the former shareholders of Big Technologies, Inc. in connection with TekInsight's acquisition of Big Technologies by merger, which issuances were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA


                              TekInsight.Com, Inc.
                             Selected Financial Data
                              Years ended June 30,
                                   in (000's)

                                                              2000     1999      1998     1997    1996
                                                              ----------------------------------------

Operating revenues ........................................   1,962   1,514       997      455       0

Loss from continuing operations...........                   (3,947)   (478)   (1,153)    (608) (1,381)

Income loss from continuing operations
per share ..................................................  (0.25)  (0.03)    (0.11)   (0.06)  (0.23)

Total assets ..............................................  12,525  16,488      9,913  18,299  18,209

Long term debt ............................................      18      18        664   4,628   2,316

Redeemable preferred stock .........................              0       0      1,219   1,830   2,276

Dividends per share common stock .................                0       0          0       0       0



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         When used in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated,"
"estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, such as target markets for future customers and business emphasis. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

                                                       YEAR ENDED JUNE 30,
                                                --------------------------------

                                                2000        1999            1998
                                                ----        ----            ----
Net sales..................................     100%        100%            100%
COST OF SALES.............................        69          46             25
                                                  --          --             --
Gross profit...............................       31          54             75

Selling, general & administrative..........      180         224            227
Research and development costs.............       14          11              7
PROVISION FOR STATE AUDITS.................       16          46              0
                                                 ---         ---             ---

Loss from operations.......................     (166)       (182)        (1,153)
Interest income ...........................       22          39             45
Total income (loss) from discontinued operations.  6          98            213

NET INCOME/(LOSS)..........................     (202)%        67%           187%
                                                ======      ======          ====


FISCAL YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Revenues for the year ended June 30, 2000 were $1,962,405, an increase of $447,556, or 30%, from the year ended June 30, 1999. Several factors contributed to this favorable increase. Revenue associated with several Internet Web Agreements signed and the acquisition of Big technologies during the fiscal year ended contributed approximately $1,000,000 and $137,000 of the increase, respectively. Offsetting this increase was the decrease in revenues resulting from the decline in sales of the Visual Audit product of approximately $440,000 for the year ended June 30, 2000. Revenue associated with professional services decreased by approximately $310,000 or 31% for the year ended June 30, 2000.

         Total cost of goods sold for the year ended June 30, 2000 was approximately $1,373,000, representing 69% of revenues for the period, while total cost of goods sold for the year ended June 30, 1999 were approximately $700,000 or 46% of revenue. This 23% increase, as a percent of revenue, is in part the result of increased utilization of outside consultants in completing time sensitive, single occurrence professional services projects.

         Selling, general and administrative expenses for the year ended June 30, 2000 increased to $3,528,376 from $3,387,874 for the year ended June 30, 1999. The increase was attributable increased consulting fees paid offset by a decrease advertising and marketing expenses associated with services provided to various Internet organizations to which TekInsight has determined it not to be beneficial to market its products and services.

         In connection with the Azurel notes receivable, TekInsight has established reserves for the amounts due in excess of the $1,800,000 collateral note (see ITEM 3. LEGAL PROCEEDINGS). This has caused a reserve of approximately $476,000.

         On January 31, 2000, Style declared bankruptcy under Chapter 11. As a result, the value of the Style common stock held as marketable securities was reduced to $.01 per share. The impairment of the stock value has resulted in a loss on Marketable Securities in the amount of approximately $989,000, which has been recorded as an offset to the valuation allowance that had previously been established as an unrealized loss on marketable securities (see ITEM 3. LEGAL PROCEEDINGS). In addition, TekInsight reserved $500,000 against the decline in the market value of the Style preferred stock. These losses have been partially offset by gains in the sales of other Marketable Securities of approximately $198,000.

         Net interest income decreased for the year ended June 30, 2000 to $432,983 from $590,092 for the year ended June 30, 1999. This decrease is primarily due to decreased interest earned on certificates of deposit investments, resulting from diminished working capital invested.

         The net loss was $3,975,910 for the year ended June 30, 2000 compared to net income of $1,013,412 for the year ended June 30, 1999. The loss, in relation to the prior year, is primarily a result of losses from marketable securities, as compared to a gain in the prior year, and to the gain from disposal of operations recorded in fiscal 1999, in the amount of $1,491,923, which is non-recurring.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

         Revenues for the year ended June 30, 1999 were $1,514,849, an increase of $517,416, or 52%, from the year ended June 30, 1998. Several factors contributed to this increase. Revenue associated with the VisualAudit product that is distributed by Viasoft on behalf of TekInsight increased by $57,988 for the year ended June 30, 1999, or a 13% increase over the year ended June 30, 1998, and revenue associated with professional services provided to various clients increased by $570,900 for the year ended June 30, 1999, or a 235% increase over the year ended June 30, 1998.

         Total cost of goods sold for the year ended June 30, 1999 was $700,254, representing costs of approximately 46% of revenues for the period, while total cost of goods sold for the year ended June 30, 1998 was $248,261 or approximately 25% of revenue. This 21% unfavorable variance as a percent of revenue is in part the result of increased utilization of outside consultants in completing time sensitive, single occurrence professional services projects.

         Selling, general and administrative expenses for the year ended June 30, 1999 increased to $3,387,874 from $2,259,349 for the year ended June 30, 1998. Contributing to the unfavorable variance is $1,250,000 in advertising and marketing expenses associated with services provided by various Internet organizations that TekInsight has determined to be beneficial to market its products and services.

         Net interest income increased for the year ended June 30, 1999 to $590,092 from $452,016 for the year ended June 30, 1998. This increase is primarily due to quarterly interest from a promissory note made by Gainor Medical Management LLC, which was paid in April 1999.

         Net income decreased to $1,013,412 for the year ended June 30, 1999 from $1,865,288 for the year ended June 30, 1998. This decrease is primarily due to the gain from the sale of the discontinued operations, which occurred in the 1998 fiscal year.

         The sale of marketable securities resulted in a gain of $1,689,664 in revenue for the year ended June 30, 1999, a 100% increase over the year ended June 30, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

                  As of June 30, 2000, TekInsight had working capital of $1,800,900, compared to working capital of $5,365,143 at June 30, 1999. This decrease in working capital during the 2000 period is primarily due to losses from operations during the 2000 period of $3,014,360.

                  TekInsight currently receives on average approximately $21,000 a month in interest from its various money market and certificate of deposit accounts.

         On June 30, 1999, TekInsight Services entered into an agreement with Business Talk Radio, under which an aggregate payment of $250,000 was made in July and August 1999 for stock and advertising credits (see CURRENT OPERATIONS - Other Services). On January 3, 2000, TekInsight Services exercised its option and, for a payment of $250,000, acquired an additional 564,056 shares of Business Talk Series C preferred stock for $.4432 per share. TekInsight has been informed that due to a pending recapitalization of Business Talk stock, the number of Business Talk's shares held by TekInsight will increase.

         In connection with a strategic relationship with Enuncia (see CURRENT OPERATIONS - TekInsight Research), TekInsight purchased, in a private placement of securities, 250,000 shares of Enuncia common stock, par value $.0001 per share, for $250,000. At June 30, 2000, TekInsight also held 510,000 shares of ViewCast.com inc. (VCST) common stock.

         The default(s) by Azurel under credit agreements (see ITEM 3. LEGAL PROCEEDINGS - Azurel, Inc.), have caused a restructuring of this debt. The bankruptcy filing by StyleSite Marketing (see ITEM 3. LEGAL PROCEEDINGS - StyleSite Marketing) has caused a loss from the value of the marketable securities, as described above.

         Department of Health Services - One of the Company's discontinued wholly-owned subsidiaries underwent an audit by the California State Controller's Office, Division of Audits, for the purpose of determining compliance with guidelines of the California Department of Health Services ("Medi-Cal") and the California State Board of Equalization. The Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million, contending that for the period July 1, 1990 to June 30, 1993, the subsidiary practiced unfair pricing to its customers. Additionally, accrued interest on the amount demanded is also sought by the Controller's Office. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. The subsidiary has a pending appeal to overturn the ruling, which has been upheld. In March 1999, the Company's wholly-owned subsidiary filed an appeal to the Superior Court's decision with the California Court of Appeals. On January 26, 2000, the Company lost its appeal with the California Court of Appeals. The Company has provided a reserve for the principal amount of $1,339,785 and as of June 30, 2000, $382,647 in accrued interest, or $1,722,432.

         On August 27, 1998, J. Alan Moore filed suit in Mecklenburg County Superior Court Division (Case No. 98-CvS-12286), North Carolina, against Data Systems Network Corporation. The complaint alleges the Company did not act in good faith and failed to pay commissions and expenses of which the plantiff claims entitlement. On July 28, 2000 a judgement was entered in favor of the plantiff for $572,469 plus legal fees and interest. Data Systems intends to appeal the judgement. In order to proceed with the appeal, however, the Company may be required to place a collateralized deposit of the amount due until the appeal is completed.


         In September 2000, the Company's BugSolver division raised approximately $3 million for the market introduction costs of this product. The Company is also currently investing in general marketing and sales costs for the introduction of its eGovernment software modules developed by its Services subsidiary. While the Company believes that such costs will result in profitable sales, there are no assurances that the market penetration rates for these products will materialize as expected.

         At June 30, 2000, TekInsight had approximately $4.0 million available in cash, and approximately $1.8 million in publicly traded common stock, among the marketable securities. In September 2000, approximately 2.8 million was raised in connection with the Bugsolver subsidiary. During the next three fiscal quarters, we anticipate that the working capital requirements from operations will diminish, as products are successfully introduced, producing operating revenues. Additionally, a portion of the costs is variable, depending on the success of product introductions. We believe that current working capital levels are adequate to provide TekInsight with sustainable operations and growth during the next year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

                  Not applicable.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                                                     PAGE NUMBER

INDEPENDENT AUDITORS' REPORT                                                 F-1
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2000 AND 1999                                                       F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997                             F-3

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 2000, 1999 AND 1998                                                 F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997                           F-5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7-20

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors
Tadeo Holdings, Inc.

We have audited the accompanying consolidated balance sheets of TekInsight.com, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TekInsight.com, Inc. and Subsidiaries as of June 30,2000 and 1999 and the results of its operations and its cash flows for the years ended June 30,2000, 1999 and 1998 in conformity with generally accepted accounting principles.

                                                  /S/ FELDMAN SHERB  & CO., P.C.
                                                      --------------------------
                                                      Feldman Sherb  & Co., P.C.
                                                    Certified Public Accountants
September 15, 2000
New York, New York

                         TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS




                                                                                         June 30,
                                                                               ---------------------------
                                        ASSETS                                      2000          1999
                                                                               ------------- -------------

CURRENT ASSETS:
    Cash                                                                       $   3,960,963 $   7,618,259
    Interest receivable                                                                    -        25,521
    Accounts receivable, net of allowance for doubtful                               348,835        45,750
      accounts of $123,500 in 2000
    Prepaid expenses and other assets                                                310,047        30,000
    Refund receivable                                                                 70,000             -
    Note receivable - other                                                                -       500,000
                                                                               ------------- -------------
         TOTAL CURRENT ASSETS                                                      4,689,845     8,219,530



LONG-TERM NOTE RECEIVABLE, net of reserve of $476,000 in 2000                      1,800,000     1,528,167

INVESTMENTS - Marketable Securities                                                3,629,418     5,533,177

FURNITURE, FIXTURES, AND EQUIPMENT, net
    net of accumulated depreciation of $79,721 and $49,254, respectively             111,635        71,938

INTANGIBLE ASSETS, net of accumulated                                              1,147,620             -
    amortization of $12,786

CAPITALIZED SOFTWARE COSTS, net                                                    1,100,977     1,091,793

DEPOSITS AND OTHER ASSETS                                                             45,658        43,058
                                                                               ------------- -------------
                                                                               $  12,525,153 $  16,487,663
                                                                                 ============  ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable                                                           $     769,566 $     421,178
    Accrued expenses                                                                 172,604       125,000
    Income tax payable                                                                     -       628,000
    Deferred interest                                                                 10,710             -
    State audit reserves                                                           1,722,432     1,400,000
    Accrued termination costs, short-term                                            213,633       280,209
                                                                               ------------- -------------
         TOTAL CURRENT LIABILITIES                                                 2,888,945     2,854,387
                                                                               ------------- -------------
LONG TERM NOTES PAYABLE                                                               17,675        17,675
                                                                               ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,  10,000,000 shares authorized                       -       505,000
    Common stock, $.0001 par value, 100,000,000 shares authorized,
     16,293,620 shares and 15,348,529 issued and outstanding as of
       June 30, 2000 and June 30, 1999, respectively                                   1,630         1,535
    Additional paid-in capital                                                    20,763,576    18,797,382
    Unrealized gain on securities                                                    964,063     2,446,509
    Accumulated deficit                                                          (12,110,736)   (8,134,826)
                                                                               ------------- -------------
         TOTAL STOCKHOLDERS' EQUITY                                                9,618,533    13,615,600
                                                                               ------------- -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  12,525,153 $  16,487,663
                                                                                ============  ============



                 See notes to consolidated financial statements.

                         TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       Year Ended June 30,
                                                                                       ---------------------------------------------
                                                                                               2000           1999           1998
                                                                                       --------------   ------------  --------------

REVENUES                                                                               $    1,962,405   $  1,514,849   $    997,433

COST OF GOODS SOLD                                                                          1,373,351        700,254        248,261
                                                                                       --------------   ------------  --------------
    GROSS PROFIT                                                                              589,054        814,595        749,172
                                                                                       --------------   ------------  --------------
OPERATING EXPENSES:
    Selling, general and administrative                                                     3,528,376      3,387,874      2,259,349
    Research and development                                                                  275,805        161,709         71,424
    Depreciation and amortization                                                              43,362         23,279         23,716
                                                                                       --------------   ------------  --------------
    TOTAL OPERATING EXPENSES                                                                3,847,543      3,572,862      2,354,489
                                                                                       --------------   ------------  --------------
LOSS FROM OPERATIONS                                                                       (3,258,489)    (2,758,267)    (1,605,317)

LOSS ON MARKETABLE SECURITIES                                                              (1,191,213)     1,689,664              -

RESERVE FOR UNCOLLECTABLE NOTE RECEIVABLE                                                    (476,000)             -              -

INTEREST INCOME, net                                                                           432,983        590,092        452,016
                                                                                       --------------   ------------  --------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                        (4,492,719)      (478,511)    (1,153,301)

INCOME TAX BENEFIT                                                                           (545,480)             -              -
                                                                                       --------------   ------------  --------------
LOSS FROM CONTINUING OPERATIONS                                                            (3,947,239)      (478,511)    (1,153,301)

DISCONTINUED OPERATIONS
    Loss from discontinued operations, net of applicable income ta                            (28,671)             -     (2,122,296)
       of $149,000 in 2000
    Gain from disposal, including operating lossess, through
      disposal date, of $1,489,272 (less applicable income taxes of $1,104,000)                     -      1,491,923      5,140,885
                                                                                       --------------   ------------  --------------
TOTAL INCOME(LOSS) FROM DISCONTINUED OPERATIONS                                               (28,671)     1,491,923      3,018,589
                                                                                       --------------   ------------  --------------
NET INCOME (LOSS)                                                                          (3,975,910)     1,013,412      1,865,288

PREFERRED STOCK DIVIDENDS                                                                           -        (27,288)      (186,150)
                                                                                       --------------   ------------  --------------
NET INCOME (LOSS) APPLICABLE TO
    COMMON SHAREHOLDERS                                                                $   (3,975,910)  $    986,124   $  1,679,138
                                                                                       ===============  =============  =============
NET INCOME (LOSS) PER SHARE:
    Continued                                                                          $        (0.25)  $      (0.03)  $      (0.11)
    Discontinued                                                                                (0.00)          0.10           0.25
                                                                                       --------------   ------------  --------------
NET LOSS PER SHARE - basic and diluted                                                 $        (0.25 ) $       0.07   $       0.14
                                                                                       ===============  =============  =============
WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN COMPUTATION                                                                    15,878,749     14,728,969     12,019,479
                                                                                       ===============  =============  =============

NET INCOME (LOSS)                                                                      $  (3,975,910)   $  1,013,412   $  1,865,288

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized (loss) gain on available-for-sale securities                                (1,482,446)     2,446,509              -
                                                                                       --------------   ------------  --------------
COMPREHENSIVE INCOME (LOSS)                                                            $   (5,458,356)  $  3,459,921   $  1,865,288
                                                                                       ===============  =============  =============

                 See notes to consolidated financial statements.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      "B"
                                           Preferred Stock Series Common Stock      Additional Unrealized                 Total
                                            -------------------  ------------------  Paid-In   Gain (Loss) Accumulated Stockholders'
                                            Shares     Amount     Shares     Amount  Capital    On Securitie Deficit      Equity
                                            --------  ---------  ----------  ------- ----------  ------------ ---------- -----------


Balance - June 30, 1997                     1,000,000 $505,000   12,019,480$ 1,202 $ 14,115,213$         -  (10,800,088  $3,821,327

  Dividends paid on Preferred Stock Series A                                                                  (186,150)    (186,150)
  Net lncome                                                                                                 1,865,288    1,865,288
                                            --------  ---------  ----------  ------  ----------  ---------- ----------- ------------
Balance - June 30, 1998                     1,000,000 $505,000   12,019,480 $1,202  $14,115,213$         -  (9,120,950)  $5,500,465

  Shares issued upon converting Redeemable
    Series "A"  Preferred Stock                     -        -    1,363,163    136    1,149,609          -           -    1,149,745
  Shares issued in connection with private
    offering                                        -        -      136,837      14     205,242          -           -      205,256
  Shares issued to employees in connection with
    termination of Employment Agreements            -        -      168,334      17     168,317          -           -      168,334
  Shares issued to an employee in connection with
    exercise of stock options                       -        -       84,167       8      84,159          -           -       84,167
  Shares issued in connection with Stock Purchase
    Agreement                                       -        -       30,523       3      74,997          -           -       75,000
  Shares of Common Stock exchanged with ViewCast    -        -    1,240,310     124   1,999,876          -           -    2,000,000
  Changes in unrealized gain (loss) on securities
    available-for-sale                              -        -            -       -           -  2,446,509           -    2,446,509
  Shares issued in connection with Repayment
    of Promissary Note                                               20,000       2          (2)                     -            -
  Shares of Common Stock exchanged with Diplomat                    285,715      29     999,971                           1,000,000
  Dividends paid on Preferred Stock Series A                                                                   (27,288)     (27,288)
  Net lncome                                                                                                 1,013,412    1,013,412
                                            --------  ---------  ----------  ------  ----------  ---------- ----------- ------------
Balance - June 30, 1999                     1,000,00  $505,000   15,348,529 $1,535  $18,797,382 $2,446,509  $8,134,826) $13,615,600

  Shares issued upon converting Redeemable
    Series "B" Preferred Stock            (1,000,000  (505,000)     500,000     50      504,950          -           -            -
  Options exercised for cash                       -         -       65,000      7       84,668          -           -       84,675
  Shares issued in connection with acquisition
    of Big Technologies, Inc.                      -         -      380,091     38    1,049,962          -           -    1,050,000
  Changes in unrealized gain (loss) on securities
    available-for-sale                             -         -            -      -            - (1,482,446)          -   (1,482,446)
  Options issued in connection with
    consulting agreements                          -         -            -      -            -          -           -      326,614
  Net Loss                                         -         -            -      -            -          -   (3,975,910) (3,975,910)
                                            --------  ---------  ----------  ------  ----------  ---------- ----------- ------------
Balance - June 30, 2000                            -  $      -   16,293,620 $1,630 $ 20,763,576  $ 964,063 $(12,110,736) $9,618,533
                                            ========  =========  ==========  ======  ==========  ========== =========== ============


                 See notes to consolidated financial statements.

                             TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Year Ended June 30,
                                                                                         -------------------------------------------
                                                                                               2000           1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    --------------  ------------ --------------
    Net income (loss)                                                                    $  (3,975,910)   $ 1,013,412   $ 1,865,288
    Adjustments to reconcile net income (loss) to net cash used in                       --------------  ------------ --------------
      operating activities:
         Depreciation and amortization                                                          43,362         23,279       244,443
         Amortization of deferred finance costs and debt discount                                    -        105,993        84,507
         Amortization of capitalized software costs                                            315,779        312,966        82,674
         Write-down of capitalized software costs                                              265,805              -             -
         Reserve for uncollectable note receivable                                             476,000              -             -
         Other non-cash                                                                              -        327,501             -
         Non-cash imputted compensation exepense                                               326,614              -             -
         Loss on marketable securities                                                       1,191,213     (1,689,664)            -
         Gain on sale of operations                                                                  -              -    (5,140,885)
         Gain on sale of note                                                                        -     (3,300,000)            -

    Changes in operating assets and liabilities:

      (Increase) in accounts receivable                                                       (303,085)       (34,200)      132,884
      Decrease (Increase) in interest receivable                                                25,521        250,484      (276,005)
      (Increase) in refund receivable                                                          (70,000)             -             -
      Additions to capitalize software costs                                                  (590,769)             -      (654,660)
      (Increase) in prepaid expenses                                                          (280,047)       (30,000)            -
      (Increase) in deferred finance costs                                                           -       (108,000)     (105,000)
      Increase (Decrease) in other assets                                                        2,600              -       (18,224)
      Increase (Decrease) in accounts payable                                                  348,388        (29,928)      325,244
      Increase (Decrease) in deferred interest                                                  10,710              -             -
      Increase in state audit reserve                                                          322,432        700,000             -
      Increase (Decrease) in accrued expenses                                                   47,603        (25,425)       46,628
      Increase(Decrease) in income tax payable                                                (628,000)       628,000             -
      Changes in operating assets and liabilities of discontinued
        operations                                                                                   -              -     2,002,440
      (Decrease) in accrued termination costs                                                  (66,576)      (784,053)            -
                                                                                         --------------  ------------ --------------
         Total adjustments                                                                   1,437,550     (3,653,047)   (3,275,954)
                                                                                         --------------  ------------ --------------
      NET CASH USED IN OPERATING ACTIVITIES                                                 (2,538,360)    (2,639,635)   (1,410,666)
                                                                                         --------------  ------------ --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash proceeds from the sale of operations                                                        -              -     8,065,336
    Cash proceeds from the sale of securities                                                  519,073      2,739,996             -
    Cash disbursements for the purchase of securities                                       (1,254,687)             -             -
    Capital expenditures                                                                       (70,164)      (718,424)     (730,148)
    Net cash paid for acquisition                                                             (150,000)             -             -
    Collection on note receivable                                                                    -      9,300,000             -
    Redeemed convertible preferred stock                                                             -     (1,000,000)            -
    Decrease in note receivable                                                               (247,833)    (2,028,167)            -
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (1,203,611)     8,293,405     7,335,188

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in notes payable                                                             -       (145,585)      488,149
    Issuance of related party loans                                                                  -       (162,627)            -
    Proceeds from debt financing                                                                     -        183,230       658,351
    Repayment of revolving credit line                                                               -              -    (4,365,410)
    Repayment of long-term debt                                                                      -       (663,853)     (239,656)
    Issuance of Common Stock, net of expenses                                                   84,675        205,256         2,005
    Dividends paid on Series A Preferred Stock                                                       -        (27,288)     (186,150)
    Redemption of Series A Preferred Stock                                                           -              -      (610,517)
                                                                                         --------------  ------------ --------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       84,675       (610,867)   (4,253,228)
                                                                                         --------------  ------------ --------------
NET INCREASE (DECREASE) IN CASH                                                             (3,657,296)     5,042,903     1,671,294
CASH AT BEGINNING OF YEAR                                                                    7,618,259      2,575,356       904,062
                                                                                         --------------  ------------ --------------
CASH AT END OF YEAR                                                                        $ 3,960,963   $  7,618,259   $ 2,575,356
                                                                                           ============  =============  ============

                 See notes to consolidated financial statements.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year Ended June 30,
                                                                                          ------------------------------------------
                                                                                                 2000           1999          1998
                                                                                          -------------  -------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                     $          -  $      84,507  $    550,201
                                                                                           ============  =============  ============

Cash paid for income taxes                                                                 $    313,520  $     476,269  $          -
                                                                                           ============  =============  ============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

    Convertible notes converted to common stock                                            $          -  $      20,000  $          -

    Redeemable  preferred stock converted to common stock                                  $    505,000  $   1,149,745  $          -

    Private offering of common stock                                                       $          -  $     205,256  $          -

    Issuance of common stock in conjuction with termination of emplo$ment contracts        $          -  $      252,501 $          -

    Issuance of common stock in conjuction with retirement of debt                         $          -  $      75,000  $          -
                                                                                           ============  =============  ============

    Issuance of common stock in conjuction with acquisition of company                     $  1,050,000  $   2,294,900  $          -
                                                                                           ============  =============  ============

    Exchange of common stock with another company's common stock                           $          -  $   2,000,000  $          -
                                                                                           ============  =============  ============

    Exchange of common stock with another company's common stock                           $          -  $   1,000,000  $          -
                                                                                           ============  =============  ============

                       See notes to consolidated financial statements.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

         TekInsight.com, Inc. ("TekInsight") was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. and changed its name to Tadeo Holdings, Inc. ("Tadeo") on February 2, 1998. Tadeo changed its name to TekInsight in November 1999. Prior to that time, TekInsight supplied and distributed both prescription and non-prescription medications and durable medical equipment and supplies principally to persons suffering from diabetes. These businesses were sold in January 1998.

         TekInsight is a holding company which, through its four active subsidiaries, Astratek ("Research"), TekInsight Services ("Services") TekInsight e-Government Services ("e-Government") and BugSolver.com, Inc. ("BugSolver"), is involved in the development of computer software products and the provisions of computer network related services for the management and support of distributed client/server networks and their interface with Internet applications. TekInsight provides applications, consulting, technical and related services to government, institutional, and commercial customers, including consulting and development services for the maintenance, design and enhancement of electronic commerce Internet sites that interface with databased systems.

         On October 27, 1998, the Company acquired Astratek, Inc., a New York corporation, pursuant to a merger of a wholly-owned subsidiary of the Company into Astratek, with Astratek being the surviving corporation and becoming a wholly-owned subsidiary of TekInsight. The accompanying financial statements and footnotes are presented to reflect the acquisition under the pooling of interests accounting, which requires the restatement of prior years' financial statements as if the acquisition was consummated at the beginning of all periods presented.

         In May 1999, the Company incorporated Tadeo E - Commerce Corporation (now TekInsight Services) in Delaware as a wholly-owned subsidiary of TekInsight to be active in the electronic commerce industry. The name was subsequently changed to TekInsight eGovernment Services to reflect the shift in focus to the government services market. During May 2000, TekInsight acquired Big Technologies, Inc., an Internet firm specializing in the development of government sites with advanced transactional applications. Since 1995 Big Technologies has enhanced communication between governments and constituents, saving both parties time and money, by creating transactional Web applications for municipal agencies.

         In August 2000, TekInsight Services was merged with Data Systems Corporation (See Note 5 - ASSET PURCHASE AGREEMENT). Data Systems has been involved in providing network and e-commerce integration services for government customers.

         In November 1999, the Company incorporated BugSolver Corporation in Delaware as a wholly-owned subsidiary of TekInsight to be active in Internet-based application failure detection services that provide IT departments with virtually instant, accurate answers and assistance to users when a computer or network failure occurs.

         Depending upon the context, the term "Company" refers to either TekInsight alone, or TekInsight and one or more of its subsidiaries.

               TekInsight is the parent corporation for the following wholly owned subsidiaries that have discontinued operations: Physicians Support Services, Inc., a California corporation ("PSS"); Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc. ("SugarFree"), USC-Michigan, Inc. a Michigan corporation and its wholly-owned subsidiary, PCS, Inc.-West (collectively identified as "Patient Care Services"), a Michigan Corporation.

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

         G. Stock Based Compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For
                                      F-8

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

         I. Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2000, the Company believes that there has been no impairment of its long-lived assets.

J. Capitalized Software Costs - The Company accounts for costs of developing computer software for sale in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", under which costs incurred prior to the establishment of a product's technological feasibility are expensed as research and development and costs incurred from the point of technological feasibility through the point that a product is ready for market are capitalized and amortized in the greater of the relations that revenues earned bear to total expected revenues over the life of the product or straight-line over the life of the product. Capitalized software costs are evaluated periodically and written down to net realizable value when necessary. Amortization of capitalized software costs for the periods ended June 30, 2000, 1999, and 1998 were $551,786, $312,966, and $82,674, respectively.

         K. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income
         (loss) and all changes to the statements of stockholders' equity,except those due to investments by stockholders, changes in paid-in capital and distribution to stockholders.

2.       DISCONTINUED OPERATIONS

         On January 28, 1998, the Company sold its operating assets and the stock of its two principal operating subsidiaries, Diabetes Self Care, Inc. ("Diabetes") and USCI Healthcare Management Solutions, Inc. ("HMS"), to Gainor Medical Management, LLC, a privately held Georgia company ("Gainor"), for a gross purchase price of $34 million in cash, as reduced by $8.7million of specified liabilities of the Company, and $17million by the delivery of a Gainor convertible subordinated promissory note (the "Note").

         In addition to offsets for customary indemnification's under the Asset Purchase Agreement among the parties, dated November 14, 1997, the principal amount of the Note was subject to reduction under certain conditions. As a result of Gainor's assertions of conditions, the Company reduced the carrying basis of the Note to $6 million at June 30, 1999 based on what management believed would be the value of the
         Note if it were to be sold to an unrelated third party in an arms-length transaction. Accordingly, the Company reduced the gain on the disposal of the discontinued business by $11million. In April 1999, the Note was prepaid by Gainor in the amount $9.3 million and the Company recognized a gain of $3.3million on the collection of such Note.

         In connection with the Company's sale of its Diabetes supply business, the accompanying financial statements have been restated to present such businesses as discontinued operations.

         The revenue of the discontinued businesses was $19,136,465 for the year ended June 30, 1998.

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

         Astratek develops software tools and related products for Internet and intranet technology and provides consulting and professional services for several major companies. As per the Merger Agreement delivered to Astratek shareholders, the Company issued 2,294,900 shares of the Company's common stock in exchange for cancellation of all the issued and outstanding shares of the capital stock of Astratek prior to the Merger and the issuance of 100 shares of Astratek common stock to the Company post-merger. The acquisition is accounted for as a pooling of interests business combination. Accordingly, the Company's prior years' financial statements are restated as if the acquisition was consummated at the beginning of all periods presented. The revenue and net income for TekInsight and Astratek from July 1, 1998 through October 27, 1998, and the fiscal year ended June 30, 1998 are as follows:

                              July 1, 1998 through           Year Ended June 30,
                                                            --------------------
                              October 27, 1998               1998
                              --------------------------    --------------------
                              Tadeo         Astratek        Tadeo       Astratek
                              ------------  ------------    ---------  ---------
         Revenue              $  -         $  363,594      $  -       $  996,473

         Net income (loss)    (461,879)      (211,116)       2,394,351 (529,063)

         On May 17, 2000 TekInsight acquired Big Technologies, Inc., an Internet firm specializing in the development of government sites with advanced transactional Applications, (which has since changed its name to "TekInsight e-Government Services, Inc."). Since 1995 TekInsight e-Government Services has created transactional Web applications for municipal agencies. As merger consideration, former Big Technologies shareholders received 380,091 shares of TekInsight common stock, $150,000 in cash and 3.5% of TekInsight e-Government common stock. Such shareholders can also receive additional shares of TekInsight with a value of $650,000 if TekInsight e-Government attains specified revenue targets during the first year after the acquisition. As part of the acquisition, through November 30, 2000 TekInsight has the right to repurchase up to $100,000 value of the shares issued in the acquisition at the average market price as quoted on the Nasdaq SmallCap Market for the five consecutive trading days ending on the trading day that immediately precedes the Closing Date of the acquisition. If TekInsight does not exercise this right of repurchase, the former Big Technologies shareholders have the right to require TekInsight to repurchase up to $100,000 value of the shares issued to them through December 2000, at the average market price as quoted on The Nasdaq SmallCap Market for the five consecutive trading days ending on the trading day that immediately precedes the Closing Date of the acquisition. In connection with the acquisition, the former president and chief executive officer of Big Technologies, before the acquisition, signed a three-year employment agreement to continue as president and chief executive officer of TekInsight e-Government.

         The following unaudited pro-forma  information  reflects the results of
         operations  of  the  Company  as  though  the   acquisition   had  been
         consummated as of July 1, 1997.

The following unaudited pro - forma information reflects the results of the operations of the Company as though the acquisition had been consumated as of July 1, 1997.

                                                Year ended June 30,
                                ------------------------------------------------
                                     2000            1999              1998
                                -------------   -------------     --------------
Revenue                         $ 2,364,328     $ 1,554,368          $ 1,037,433
                                =============   ===============   ==============
Net Income (Loss)               $(3,900,723)    $ 1,016,016          $ 1,868,850
                                =============   ===============   ==============
Net income (loss) per share     $     (0.24)    $      0.07          $      0.15
                                =============   ===============   ==============



4.       MARKETABLE SECURITIES

         On September 24, 1998, the Company completed a Stock Purchase Agreement between ViewCast.com inc. (VCST) and TekInsight (the "Purchase" Agreement"). VCST purchased $2,000,000 worth of restricted TekInsight common stock valued at $2,000,000 for $2,000,000 worth of VCST common stock. The Company issued 1,240,310 shares of TekInsight common stock at the sale price of $1.6125 per share and received 1,000,000 shares of VCST's common stock for the purchase price of $2.00 per share. In the case of each corporation, the number of shares issued was less than 20% of the outstanding common stock of the issuer on September 24, 1998. On April 23, 1999, the Company sold approximately 460,000 shares of VCST, realizing a net gain of approximately $1.7 million. During the year ended June 30, 2000, TekInsight has made sales, net of purchases, of 30,000 shares. At June 30, 2000, TekInsight holds 510,000 shares.

         In June 1999, the Company exchanged $1,000,000 market value of its common stock, $.0001 par value, for $1,000,000 market value of shares of common stock, $.0001 par value, of StyleSite Marketing Inc. under the terms of a Securities Purchase Agreement. In addition, the Company purchased 10,000 shares of convertible preferred stock at 100.00 per share from the same direct marketing company. StyleSite Marketing Inc. ("Style" a public company engaged in the business of distributing women's and children's fashion apparel related accessories through catalogs sales announced on January 21, 2000 that it has filed a Chapter 11 Petition in the New York Southern District for itself and its subsidiaries. The Company has set up an allowance for doubtful accounts on its receivables from Style in the amount of $123,500 as of June 30, 2000. The Company is currently carrying on its balance sheet under "Investments - Marketable Securities", 1,066,098 shares of common stock of Style at 99% below cost, or at $.01 per share. Due to the impairment of the value of the common stock, as a result of the bankruptcy, a loss of approximately $989,000 was recognized from the unrealized losses that had been recorded for these securities. The Company also has 10,000 shares of Series G Preferred Stock of Style purchased at $100 per share. The Company holds a personal guarantee from Robert Rubin, an affiliate of StyleSite on obligations with respect to the Preferred Stock. A 50% reserve has been established on the carrying value of this investment. In order to safisfy Styles's obligations to Tekinsight, Tekinsight has engaged in settlement negotiation with Mr. Rubin with respect to his guarantee. On April 20, 2000, the Company filed an action against Style and its lender, First Source Financial, LLP, in the United State Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to the Company, the $1,000,000 purchase price paid for 10,000 shares of Style Series G Preferred Stock and the shares of Company Common Stock having a then $1,000,000 market value delivered to Style in exchange for an equal market value of Style Common Stock under an agreement dated June 30, 1999.

         On June 30, 1999, TekInsight Services entered into an agreement with Business Talk Radio.Net, Inc. ("Business Talk"), a private held Company, under which, an aggregate payment of $250,000 was made in July and August 1999, TekInsight Services obtained an assignable credit for the purchase of advertising time on radio programs operated by Business Talk having a value of $1,200,000, and 564,056 shares of Series C Preferred Stock, par value $.0001 per share, convertible into 5% of the current outstanding capital stock of Business Talk. Each share of Class C Preferred Stock has a liquidation preference of $.2217. As part of the transaction, TekInsight Services obtained an option to acquire an equivalent number of shares of Business Talk capital stock for an exercise price of $250,000, as well as the right to "stream" the content of Business Talk programming on its and its affiliates web sites during the course of a three-year period without an additional payment to Business Talk. On January 3, 2000, the Company exercised its option and, for a payment of $250,000, acquired an additional 564,056 shares of Business Talk Series C Preferred stock for $.2217 per share.

         On September 1, 1999, Astratek entered into a Consulting and Professional Service Agreement with Enuncia Communications, INC. (FORMERLY 4TH Peripheral, Inc.), a privately held Company. In an effort to strengthen Astratek's strategic relationships with Enuncia, the Company purchased 250,000 shares of Enuncia Common Stock, par value $.001 per share, for $250,000 in a private placement of securities.

          On November 5, 1999, the Company signed a web site design and development agreement with Med-Emerg International ("MED-EMERG") to provide a health care portal for its subsidiary, HEALTHCONNECT.COM, INC., (www.healtyconnect.com), an Internet information technology company that uses enabling technology to link patients, physicians and service providers. Pursuant to the agreement, the Company will receive, measured as of the date of the Agreement, a total of $775,000, $150,000 in three equal monthly payments of $50,000, $225,000 in three equal monthly payments of $75,000, and has received 320,000 shares of Med-Emerg common stock having a fair market value of $1.25 per share on the date of the Agreement ($400,000), for the joint development of the health portal. The Med-Emerg common stock was delivered in May 2000.

         The aforementioned marketable securities have been classified as available for sale securities at June 30, 2000 and accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity.

5.       ASSET PURCHASE AGREEMENT

         In August 2000, the Company merged its Services division with Data Systems Corporation. Data Systems provides computer network services and products that allow companies to control their complex distributed computing environments. Such services include the design, sale and service of LANs and WANs. Data Systems generates revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. Data Systems serves primarily government customers in five states.

         The acquisition price was $12,500,000. The aggregate consideration paid to Data Systems stockholders consisted of approximately 2,185,755 shares of TekInsight preferred stock based on an aggregate of 5,575,906 shares of common stock of Data Systems outstanding as of the effective time of the merger and an exchange ratio of 0.392 of a share of TekInsight preferred stock for each share of Data Systems common stock outstanding. In addition, the Company assumed 462,500 options and 50,000 warrants issued by Data Systems which were converted into the right to acquire 181,300 and 19,600 shares of TekInsight preferred stock, respectively. Finally, as a result of the merger, TekInsight Services assumed, and TekInsight agreed to guaranty, Data Systems' existing credit facility with Foothill Capital Corporation. As of September 15, 2000, approximately $5,100,000 was outstanding under the credit facility which is collateralized by Data Systems' accounts receivable.

6.       NOTE RECEIVABLE

         In May 1999, TekInsight entered a joint venture relationship with Azurel, Ltd., a cosmetic manufacturing and marketing company, to provide Internet marketing of cosmetic products. The venture included a revenue sharing arrangement, with Azurel providing content and TekInsight providing the e-commerce infrastructure. In connection with the agreement, TekInsight lent to Azurel an aggregate of $1,528,166.67 under the terms of a Credit Agreement, as amended, dated as of June 1, 1999 (with part of the aggregate principal reflecting the restructuring of a March 31, 1999 short-term $500,000 promissory note made by Azurel to TekInsight), with interest payable at the rate of 8% per annum, payable monthly, and with all principal and accrued interest due on May 28, 2001 (the "Credit Agreement"). Repayment of amounts outstanding under the Credit Agreement was secured by a pledge of approximately 66.66% of the outstanding shares of certain Azurel operating subsidiaries, Private Label Cosmetics, Inc. and Fashion Laboratories, Inc., under the terms of a Pledge Security Agreement, as amended, by and between Azurel and TekInsight. In further consideration for its advances to Azurel under the Credit Agreement, TekInsight received from Azurel warrants to acquire 500,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such Warrants being subject to registration rights provided under the terms of a Registration Rights Agreement, as amended, dated as of June 1, 1999. On May 12, 1999, TekInsight had also extended a $500,000 loan to Azurel, due August 1999, bearing interest at 20.8% (the "Note"). The $500,000 Note was later amended on August 12, 1999 to (i) extend the due date to June 2000, (ii) reduce the interest rate to 10%, and (iii) increase the principal of the Note from $500,000 to $550,000 for accrued interest of $26,580 and a premium of $23,420 for extending the maturity date and lowering the interest rate. On November 25, 1999, TekInsight provided an additional $200,000 to Azurel, Ltd. to secure computer equipment for increased capacity for its operation by entering into a sale and leaseback transaction with respect to this equipment under the terms of an Equipment Lease, which terminates in November 2001.

         Due to a rapid proliferation of cosmetic e-commerce sites in the marketplace, the site under development for Azurel was not deemed economically feasible. Concurrently, the financial condition of Azurel deteriorated. The $550,000 Note remained unpaid on June 30, 2000 and is currently in default, the Credit Agreement is currently in default, and the Equipment Lease is currently in default. Azurel has been duly notified of the defaults and on August 2, 2000 TekInsight accelerated the amounts due under the $550,000 Note and the Credit Agreement. Due to Azurel's extreme financial hardship, requiring a sale of two of its principal operating subsidiaries, Private Label and Fashion Laboratories, to remain solvent, in an amendment to the Azurel Pledge Security Agreement TekInsight permitted a substitution of collateral. The shares of capital stock of the former Azurel subsidiaries pledged to secure the Credit Agreement obligations was replaced as collateral with a $1,800,000 subordinated note made by Private Label and Fashion Laboratories payable to Azurel, due in a balloon payment of all principal and accrued interest in May 2002. In consideration for its pledge release, the exercise price on warrants to acquire 500,000 shares of Azurel common stock held by TekInsight and TekInsight Services was lowered to $.60 per share (the then current market price of Azurel common stock) from $1.50 per share. TekInsight is currently in the process of foreclosing on this substituted collateral securing the indebtedness evidenced by the accelerated Credit Agreement obligations and taking such other action that is appropriate to collect all of the accelerated obligations. TekInsight at this time has not attempted to collect repayment of the unsecured $550,000 Note or to recover the equipment subject to the Equipment Lease, in an effort to maintain the possibility of full recovery under those instruments at a later date from a stronger debtor. In connection with the Azurel notes receivable, TekInsight has established reserves for the amounts due in excess of the $1,800,000 collateral note. This has caused a reserve of approximately $476,000.

7.       FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment are as follows:

                                                           June 30,
                                            ------------------------------------
                                                    2000                1999
                                             ------------------   --------------
           Furniture and fixtures         $              20,905  $       20,905
           Computer software                              9,447           7,862
           Computer equipment                           148,628          92,425
           Machinery and equipment                        3,227               -
           Leasehold improvements                         9,149               -
                                              ------------------  --------------
                                                        191,356         121,192
           Less:  accumulated depreciation              (79,721)        (49,254)
                                              ------------------  --------------
                                          $             111,635  $       71,938
                                              ==================  ==============

8.       NOTES PAYABLE

         Note payable at June 30, 2000 and June 30, 1999 of $17,675 consist of a loan payable to an officer without interest.

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

         Department of Health Services - One of the Company's discontinued wholly-owned subsidiaries underwent an audit by the California State Controller's Office, Division of Audits, for the purpose of determining compliance with guidelines of the California Department of Health Services ("Medi-Cal") and the California State Board of Equalization. The Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million, contending that for the period July 1, 1990 to June 30, 1993, the subsidiary practiced unfair pricing to its customers. Additionally, accrued interest on the amount demanded is also sought by the Controller's Office. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. The subsidiary has a pending appeal to overturn the ruling, which has been upheld. In March 1999, the Company's wholly-owned subsidiary filed an appeal to the Superior Court's decision with the California Court of Appeals. On January 26, 2000, the Company lost its appeal with the

         California Court of Appeals. The Company has provided a reserve for the principal amount of $1,339,785 and as of June 30, 2000, $382,647 in accrued interest, or $1,722,432 in total. The Company has decided not to appeal the decision. A demand for payment has not yet been made by the Controller's Office.

         In June 1999, TekInsight entered into a strategic relationship with StyleSite Marketing, or Style to create an e-commerce website to feature and sell women's and children's fashion apparel and related accessories. The revenue-sharing agreement provided for Style to provide content and fulfillment while TekInsight provided the e-commerce infrastructure. In connection with the agreement, TekInsight
         (i) purchased, for $1,000,000, 10,000 shares of Style's Series G Convertible Redeemable Preferred Stock (which is redeemable for the $1,000,000 purchase price plus accrued and unpaid dividends out of the proceeds of a secondary offering of Style common stock which has been filed with the Securities and Exchange Commission) (the "Preferred Stock") and (ii) exchanged $1,000,000 approximate market value of its common stock (285,715 shares) for $1,000,000 approximate market value of Style common stock (1,066,098 shares), under the terms of the Securities Purchase Agreement, dated as of June 30, 1999, by and between TekInsight and Style. Contractual obligations of Styles to TekInsight, including TekInsight's rights as a holder of the Preferred Stock (e.g., redemption payments), are guaranteed under the terms of a personal guarantee made in favor of TekInsight by Robert M. Rubin, the then Chairman of Styles. In order to safisfy Styles's obligations to Tekinsight, Tekinsight has engaged in settlement negotiation with Mr. Rubin with respect to his guarantee.

         On April 20, 2000, TekInsight filed an action against Style and its lender, First Source Financial LLP, in the United States Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to TekInsight, the $1,000,000 purchase price paid for 10,000 shares of Style Series G Preferred Stock and shares of TekInsight common stock having a $1,000,000 market value delivered to Style in exchange for an equal market value of Style common stock under an agreement dated June 30, 1999. On June 6, 2000, Style and First Source filed a motion to dismiss the Company's complaint against them. On June 26, 2000, TekInsight filed its written submissions to vigorously oppose the motion. On July 20, 2000, the Bankruptcy Court heard oral argument on the motion and it is presently under consideration by the Bankruptcy Court.

         On July 10, 2000, TekInsight was named as a nominal defendant in a stockholder's derivative action brought on behalf of TekInsight by Paul Miletich, an alleged shareholder of TekInsight, against Brian D. Bookmeier, James Linesch, Damon D. Testaverde and Alexander Kalpaxis as directors of TekInsight. The case was filed in the Supreme Court of New York, New York County, Case No. 114972. In his suit, Mr. Miletich alleges that the directors of TekInsight breached their fiduciary duties of care and/or loyalty to TekInsight by permitting TekInsight to enter into, among other things, transactions with StyleSite Marketing, Inc. and Azurel, Inc., resulting in a waste of corporate assets of TekInsight. TekInsight intends to defend the suit vigorously.

         As a result of the merger with Data Systems, the Company assumed the liability for a potential enforcement action undertaken by the SEC. The SEC staff has advised Data Systems that following its merger with

         TekInsight Services, resulting in Data Systems no longer having any public shareholders, the SEC staff would make no recommendation for any enforcement proceedings against Data Systems.

         On August 27, 1998, J. Alan Moore filed suit in Mecklenburg County Superior Court Division (Case No. 98-CvS-12286), North Carolina, against Data Systems Network Corporation. The complaint alleges the Company did not act in good faith and failed to pay commissions and expenses of which the plantiff claims entitlement. On July 28, 2000 a judgement was entered in favor of the plantiff for $572,469 plus legal fees and interest. Telinsight intends to appeal the judgement. In order to proceed with the appeal, however, the Company may be required to place a collateralized deposit of the amount due until the appeal is completed.

         On May 15, 2000 the Company entered into a consulting agreement with its President who is also a director. The agreement expires in February 2002 and automatically renews for successive 90 day periods unless terminated by either party. The agreement provides for a monthly consulting fee of $23,000 and options to purchase 400,000 shares of the Company at $3.00 per share. Of the options granted, options for 200,000 shares vested and were exercisable as of February 1, 2000. The remaining 200,000 options vest and are exercisable, 100,000 each when the average closing price for one share of common stock for the five trading days immediately prior to such date attains $6.00 and $8.00 per share, respectively. In addition, the President also received options to purchase 30,000 shares of the common stock of BugSolver.com, Inc. for $1.50 and may be granted additional options if certain funding transactions are arranged.


         The Company entered into a consulting agreement with The Exigo Group dated June 1, 2000 for the provision of sales and marketing consultant services to TekInsight and its affiliates by The Exigo Group. Subject to the Company's approval, The Exigo Group shall select a single employee to provide services at locations as directed by the Company. The consulting agreement terminates on September 30, 2000 and automatically renews for successive 90-day periods unless either party gives notice of termination. For its services, The Exigo Group shall receive (i) a consulting fee of $12,500 a month and (ii) options to purchase 120,000 shares of common stock at an exercise price of $3.00 per share. This option vests in allocations of 30,000 shares each when the five-day average closing price for one share of common stock is $4.00, $5.00, $7.00 and $9.00, respectively.

         On May 24, 2000, the Company entered into a consulting agreement with Core Strategies, LLC for the provision of strategic marketing, planning and counseling services to TekInsight. The Executive Vice President - Marketing of TekInsight, is also the Chief Executive Officer of Core Strategies and shall directly manage the services to be provided to the Company. The agreement is effective as of March 1, 2000 and continues indefinitely unless either party gives 30 days written notice of termination. In exchange for its services, Core Strategies shall receive (i) a consulting fee of $12,000 a month and (ii) an option to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. This option vests in allocations of 25,000 shares each unless the five day average closing price for one share of common stock is $3.00, $5.00, $6.00 and $8.00, respectively. Core Strategies shall also receive a monthly communications fee equal to 2% percent of its consulting fees for expenses incurred for telephone calls, postage, delivery and similar charges.

         In February 2000, the Company entered into a two-year financial advisory agreement with Earlybird Capital, pursuant to which the Company issued warrants for 300,000 shares of common stock at an exercise price of $4.06.

11.      INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 2000, the Company had deferred the tax effects of approximately $900,000 due to expenses not currently deductible.

         The benefit for income taxes from continuing operations differs from the amount computed applying the statutory federal income tax rate to loss before income taxes as follows:

                                                    Year Ended June 30,
                                             -----------------------------------
                                                2000         1999           1998
                                             ----------  -----------  ----------

         Income tax benefit computed         $1,528,000  $  (248,000) $(392,000)
         at statutory rate
         Income tax benefit not recognized     (983,000)     248,000    392,000
                                             ----------  -----------  ----------
         Income tax benefit                 $   545,000  $         -  $       -
                                             ==========  ===========  ==========

         During the year ended June 30, 2000, the Company carried back approximately $1,700,000 of available net operating loss carrybacks.

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

             B. In connection with its December 1992 public offering, the Company has 1,143,800 Class A warrants outstanding to purchase Common Stock at $3.30 per share, which expire on December 17, 2000.

13.      STOCK OPTION PLAN

          A. The Employee Stock Option Plan was adopted by the Board of Directors in 1992. 500,000 shares of common stock were initially reserved for issuance under the plan. Options granted under the 1992 plan may be either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options.

          The 1992 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of TekInsight or other individuals whose participation in the 1992 plan is determined to be in the best interest of TekInsight by the compensation committee. In August 2000, Directors and Shareholders approved an increase in the number of shares authorized under the Plan from 500,000 to 2,000,000. As of June 30, 2000, 482,000 options were granted under the plan, net of forfeitures.

          B. In November 1997, the Company established the 1997 Stock Option Plan for Non-employee Directors, which authorizes the issuance of up to 300,000 options to purchase Common Stock at an exercise price of 100% of the Common Stock's market price. Subsequent to its adoption at the annual meeting in February 1998, 140,000 options have been issued under the Plan at prices between $0.97 and $3.78.

14.        ACCOUNTING FOR STOCK OPTIONS

           The Company accounts for stock options issued to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized if the exercise price equals the stock market value on the measurement date (generally the grant date). The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

          For disclosure purposes, the fair value of each option is measured an the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended June 30, 2000, 1999 and 1998, respectively; annual dividends of $0.00 for all years; expected volatility of 50% for the year ended June 30, 2000, and 86.3% for the years ended June 30, 1999 and 1998; risk free interest rate of 6.3% for the year ended June 30, 2000, and 5.7% for the years ended June 30, 1999 and 1998, and expected life of five years for all years.

          If the company had recognized compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $4.6 million and $.29 for the year ended June 30, 2000 and $3.1 million and $.30 for the year ended June 30, 1998. The effect for fiscal 1999 would not be material.

          Since 1992, the Company has issued options outside the stock option Plans in the aggregate amount of 2,644,167 shares, at prices between $1.00 and $4.06 per share. These options were issued in connection with employment agreements, consulting agreements and in the course of raising capital. During fiscal 2000, 927,500 options were granted, at prices between $3.00 and $4.06 per share. The term of these options is between five and ten years. None of the options have been exercised or forfeited.

          The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company common stock:

                              Stock Options Under Plans                    Other Options and Warrants
                   --------------------------------------------- ---------------------------------------------
                                      Weighted                                     Weighted
                                      Average                                       Average
                                      Exercise                                     Exercise
                        Shares         Price        Exercisable         Shares       Price       Exercisable
                   --------------  ----------------------------------------------------------- -----------------
   Outstanding at
                                                                   -------------
   June 30, 1997         340,000         1.50           340,000       1,616,667       1.76            1,616,667
                                                 ===============                               =================
     Granted              45,000         0.97                           -
                   --------------  ------------                   --------------
   Outstanding at        385,000         1.46           385,000       1,616,667       1.76            1,616,667
                                                 ===============                               =================
   June 30, 1998
     Granted             222,000         0.95                           100,000       1.35
                                                                  --------------
                   --------------
   Outstanding at
   June 30, 1999         607,000         1.35           607,000       1,716,667       1.74            1,716,667
                   --------------                ===============                               =================
     Granted              40,000         3.78                           927,500       3.00
     Canceled            (65,000)        0.93                           -
     Exercised           (65,000)        1.88                           -
                   --------------  -----------                    --------------  ------------
   Outstanding at

   June 30, 2000         517,000         1.56           517,000       2,644,167       2.30            2,084,167
                   ==============  ============  ===============   =============  ============ =================

          In connection with the separate capitalization of the Company's BugSolver subsidiary, 560,000 options to purchase Bugsolver common stock were granted to key persons involved in the development, funding and market introduction of BugSolver products. These options are exercisable at $1.50 per share for a period of five years. The BugSolver subsidiary has been capitalized with 3,500,000 shares, which are 100% held by TekInsight at June 30, 2000.

15.      NOTE RECEIVABLE - OFFICER

         On March 31, 2000, the Company, received repayment in full of principal and interest under its $100,000 loan from the Company to Seven Sons, Inc., a golf and tennis equipment store affiliated with a director of the Company.

16.      TERMINATION AGREEMENTS

         The Company entered into a contract, subsequent to the disposal of its business, with a former operating officer commencing March 1998, aggregating $485,000, payable in monthly installments of $7,633 through March 2003. The Company has recorded the present value of this contract at $359,265, with the balance being $213,633 at June 30, 2000. With the prepayment of the Note from Gainor, the termination agreement calls for the prepayment of the termination contract; therefore, the balance is being carried as short term.

17.      SUBSEQUENT EVENT

         In September 2000, the Company received an equity investment of $3,000,000 for 1,000,000 shares of preferred stock issued by its BugSolver subsidiary. For two years, the shares are convertible into either (i) common shares of BugSolver at a ratio of 1:1 or (ii) 750,000 shares of TekInsight common stock. In the event that BugSolver merges with another company, the preferred shares automatically become converted into BugSolver common shares at a ratio of 1:1. In the event that TekInsight issues additional BugSolver securities at a lower price during the following six months, the equity holdings of the BugSolver preferred shareholders will be adjusted to reflect the price of the securities issued by BugSolver in its next offering only. In connection with this financing, a finder's fee was paid to a related party of $150,000 plus options to purchase 50,000 shares of BugSolver common stock at $3.00 during the next five years.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

PART III

         Pursuant to authority granted in Paragraph G. (3) to the General Instructions to Form 10-K, the information required to be included as Part III to this Report on Form 10-K is omitted from this filing and will be incorporated by reference from TekInsight's definitive proxy statement or definitive information statement which involves the election of directors, if such definitive proxy statement or information statement is filed with the Commission not later than October 28, 2000. If such Part III information is not so incorporated by reference, such Part III information shall be filed as part of an amendment to TekInsight's Report on Form 10-K for the fiscal year ended June 30, 2000 not later than October 28, 2000.

PART IV

       Item 14. Exhibits, Financial Statement Schedules, and reports on Form 8-K

         (a) SEE, ITEM 8.
                  "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

         (b) LIST OF REPORTS ON FORM 8-K

     On May 19, 2000, the Company filed Form 8-K covering the acquisition of Big Technologies, Inc

         ( c) EXHIBITS


NUMBER               DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Merger, as amended, dated February 18, 2000 between TekInsight.com, TekInsight Services, Inc. and Data Systems Network Corporation (14)

2.2 Second Amendment to the Agreement and Plan of Merger dated as of June 28, 2000 between TekInsight.com, Inc. TekInsight Services, Inc. and Data Systems Network Corporation (17)

3.1(a)    Certificate of Incorporation of the Company. (1)

3.1(b)    Certificate of Renewal of Charter of the Company. (1)

3.1(c)    Certificate of Amendment of Charter of the Company. (3)
3.1(d)    Certificate of Amendment of Charter of the Company. (12)

3.1(e) Certificate of Amendment to Certificate of Designations of Charter of the Company. (12)

3.1(f)    Certificate of Amendment to Charter of the Company (13)

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

4.1(b)    Specimen of Redeemable Common Stock Purchase Warrant. (4)

4.2 Form of Warrant Agent Agreement between the Company and American Stock Transfer and Trust Company. (2)

4.3 Amended Warrant Agreement between the Company and American Stock Transfer and Trust Company, dated November 30, 1999 (13)

4.3       Form of Underwriter's Warrant Agreement. (5)

4.4 1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement. (2)

4.5       1998 Non-Employee Director Stock Option Plan. (9)

4.6       Form of Amendment to 1992 Employee Incentive Stock Option Plan. (16)

4.7       Form of certificate of designations for Series A preferred stock. (16)

10.1 Warrant Agreement, dated April 28, 1995, by and between the Company and Fred Kassner ("Lender"). (7)


10.2 Registration Rights Agreement, dated April 28,1995, by and between the Company and Lender. (7)

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

10.5 Agreement and Plan of Merger between the Company and Gainor Medical Management, LLC, as amended, dated November 14, 1997.(8)

10.6      Closing Agreement dated January 28, 1998. (9)

10.7      Termination Agreement of Edward Buchholz, dated January 28, 1998. (9)

10.8 Employment Termination Agreement, dated July 10, 1998, by and among the Company and Messrs. Alan Korby. (10)


10.9 Employment Termination Agreement,dated July 10, 1998, by and among the Company and Messrs. Matthew Gietzen. (10)

10.10     Employment  Termination   Agreement, dated July 10, 1998, by and among
          the Company and Messrs. Brian Bookmeier. (10)

10.11 CONSULTING AND PROFESSIONAL SERVICES AGREEMENT WITH 4TH Peripheral, Inc. (12)


10.12 Form of Web Site Design and Consulting Agreement, dated as of June 1, 1999, by and between Azurel, E Commerce Corp. (12)


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


10.22 Web Site and Consulting Agreement, dated as of June 30, 1999, by and between Tadeo E and Style. (11)

10.23 Security Purchase Agreement, dated June 30, 1999, by and between Tadeo, Tadeo E and Style. (11)


10.24 Registration Rights Agreement, dated June 30, 1999, by and between Tadeo E and Style.
                     (11)

10.25 Pledge Security Agreement, dated June 30, 1999, by and between Tadeo E, The Rubin Family Irrevocable Trust and Style. (11)


10.26     Agreement    dated    June    30,    1999,     between    Tadeo    and
          BusinessTalkRadio.Net, Inc. (12)


10.27     Guarantee of Robert M. Rubin for certain liabilities of Style to Tadeo
          E. (12)

10.28 Form of indemnity agreement between TekInsight and its officers and directors (16)

10.29 Affiliate agreement dated as of February 18, 2000 between Michael W. Grieves and Gregory Cocke, as principal shareholders, and Data Systems, TekInsight Services and TekInsight, as parties to the merger(16)


10.30 Consulting Agreement between Steven J. Ross and BugSolver.Com, Inc. dated as of December 10, 1999(16)

10.31 Consulting Agreement between Steven J. Ross, TekInsight.com, Inc. and BugSolver.Com, Inc., dated as of May 15, 2000 (17)

10.32 Letter Agreement between Core Strategies, LLC and TekInsight.com, Inc., dated May 24, 2000 (17)

10.33     Form  of   Consulting   Agreement   between   The   Exigo   Group  and
          TekInsight.com, Inc., dated June 1, 2000 (17)

10.34     Agreement   and  Plan  of  Merger,   dated  May  17,   2000,   between
          TekInsight.com, Inc., Big Tech Acquisition Corp. and Big Technologies, Inc. (15)

10.35 Form of Non-Competitive, Confidentiality and Inventions Agreement between Big Technologies, Inc. and Employees (15)

10.36 Guaranty, dated as of August 11, 2000, made by TekInsight.com, Inc.in favor of Foothill Capital Corporation (18)

10.37 Amendment No. 6 and Waiver to loan and Security agreement, dated as of august 11, 2000, among Foothill Capital corporation, TekInsight Services, Inc. and Data Systems Network Corporation (18)

10.38     Loan and Security  Agreement,  dated as of September 30, 1998, between
          TekInsight  Services,   Inc.(as  successor  to  Data  Systems  Network
          Corporation) and Foothill Capital Corporation (19)

21        TekInsight subsidiaries(17)

99.1      Form of amendment to 1992 employee stock option plan (16)

99.2      Form  of  Series  A  convertible   preferred   stock   certificate  of
          TekInsight.com, Inc. (17)

27.       Financial Data Schedule

----------------
1. Incorporated by reference, filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed on August 3, 1992, SEC File No. 33-50426.

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

8. Incorporated by reference, filed as an exhibit to the Company's definitive Proxy Statement, filed on December 24, 1998.

9. Incorporated by reference, filed as an exhibit to the Company's Report on Form 10-Q, filed on December 24, 1998.

10. Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form 10-K, filed on October 13, 1998.

11. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 30, 1999.

12. Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form 10-K, filed on October 13, 1999.

13. Incorporated by reference, filed as an Exhibit to the Company Current Report on Form 8-K, filed on December 6, 1999

14. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on February 29, 2000.

15. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on May 19, 2000

16.       Incorporated  by  reference,  filed  as an  Exhibit  to the  Company's
          Registration Statement on Form S-4, filed on May 1, 2000 (File No. 333-36044).

17. Incorporated by reference, filed as an Exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-4, filed on July 13, 2000 (File No. 333-36044).

18. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on August 24, 2000.

19. Incorporated by reference, filed as an Exhibit to the quarterly report on Form 10-Q of Data Systems Network Corporation for the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 11, 2000

TEKINSIGHT.COM, INC.


BY:\S\STEVEN J. ROSS

Steven J. Ross, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

         SIGNATURES                  TITLE                            DATE

  /S/STEVEN J. ROSS             President, Chief              October 11, 2000
  -----------------
     Steven J Ross              Executive Officer
                                and Director

  /S/ALEXANDER KALPAXIS         Chairman of the Board,        October 11, 2000
-----------------------         and Director
Alexander Kalpaxis
Chief Technology Officer



    /S/JAMES LINESCH            Chief Financial and           October 11, 2000
 -------------------------
     James Linesch              Chief Accounting Officer,
                                Executive Vice President,
                                Director and Secretary

  /S/DAMON TESTAVERDE           Director                      October 11, 2000
  -------------------
     Damon Testaverde

  /S/BRIAN D. BOOKMEIER         Director                      October 11, 2000
  ---------------------
     Brian D. Bookmeier

  /S/MICHAEL GRIEVES            Director                      October 11, 2000
  ------------------
     Michael Grieves

  /S/WALTER J. ASPATORE         Director                      October 11, 2000
  ---------------------
     Walter J. Aspatore