Form 10-K/A
period 2000-06-30
TEKINSIGHT COM INC
filed 2000-10-27
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS. YES X No __

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X

The aggregate market value of the voting stock held by non-affiliates for the issuer as of October 23, 2000 was approximately $ 16,455,000.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of October 23, 2000 was 16,293,620.

Documents incorporated by reference: None. The purpose of this Amendment is to provide the information contained in Part III herein.

                                    PART III

ITEM 10.    DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS  AND  CONTROL    PERSONS;
COMPLIANCE WITH SECTION 16(A) OFFICERS AND DIRECTORS

The executive officers and directors of TekInsight as of October 13, 2000 are as follows:

        NAME             AGE    POSITION WITH THE COMPANY

Steven J. Ross            45    President,  Chief Executive Officer and Director

Alexander Kalpaxis        47    Chairman of the Board,  Chief Technology Officer
                                and Director

James Linesch             46    Chief  Financial  and Chief  Accounting Officer,
                                Executive Vice President, Director and Secretary

Arion Kalpaxis            44    Chief Operating Officer

Brian D. Bookmeier        42    Director

Damon Testaverde          52    Director

Michael W. Grieves        49    Director

Walter J. Aspatore        55    Director

Set forth below is a brief background of the officers, directors and key employees of the Company, based on information supplied by them.

     STEVEN J. ROSS. Since February 2000, Mr. Ross has been TekInsight's President, Chief Executive Officer and Director. Mr. Ross has extensive industry background, most recently serving as General Manager of Toshiba's Computer System Division, responsible for sales, marketing, and operations in North and South America. Prior to that, Mr. Ross was President and General Manager of the Reseller Division and President of Corporate Marketing at Inacom Corporation. Mr. Ross' other positions have included responsibility for sales and marketing, operations, strategic planning, and other senior executive activities. See Item 13 "Certain Relationships and Related Transactions"

     ALEXANDER KALPAXIS. Since November 1998, Mr. Kalpaxis has been TekInsight's Chief Technology Officer, Director and since February 2000 its' Chairman of the Board. From April 1997 to October 1998, Mr. Kalpaxis was the CEO and President of Astratek, Inc. From October 1984 to April 1997 Mr. Kalpaxis was the Bankers Trust Chief Technology scientist. Mr. Kalpaxis led projects in infrastructure development, LAN systems, databases and tools, object technology, and engineering. Prior to Bankers Trust, Mr. Kalpaxis was a research electrical engineer for Photonics Laser Institute at the City University of New York. He has received several awards, including the Simon Sokin Medal for Excellence in Experimental Physics. See Item 13 "Certain Relationships and Related Transactions"

     JAMES LINESCH. Since August 14, 2000, Mr. Linesch has served as the Chief Financial and Chief Accounting Officer, Executive Vice President and Secretary, and since February 1997 Director, of TekInsight. Previously, Mr. Linesch was the President, Chief Executive Officer and Chief Financial Officer of CompuMed, a public computer company involved with computer assisted diagnosis of medical conditions, which he joined in April 1996 as Vice President and Chief Financial Officer. Mr. Linesch served as a Vice President, Chief Financial Officer and Controller of the Company from August 1991 to April 1996. From May 1988 to August 1991, Mr. Linesch served as the Chief Financial Officer of Science Dynamics Corp., a corporation involved in the development of computer software. Mr. Linesch holds a CPA certification in the State of California, where he practiced with Price Waterhouse from 1981 to 1984.

     ARION KALPAXIS. Since February 2000, Mr. Kalpaxis has been TekInsight's Chief Operating Officer. Mr. Kalpaxis has served as Chief Operating Officer of Astratek since April 1997. From 1995 to May 1996 Mr. Kalpaxis was Vice President for BT Ventures and the Bankers Trust Electronic Commerce group responsible for the development of business models for new initiatives in electronic commerce. Prior to 1995, Mr. Kalpaxis was a partner at Metron Consulting Group, where he advised clients in business strategy and development, and managed efforts designed to bring about fundamental changes in support of new business strategies. See Item 13 "Certain Relationships and Related Transactions"

     BRIAN D. BOOKMEIER. Mr. Bookmeier is an investor and Vice President of Seven Sons, Inc., d/b/a Las Vegas Golf & Tennis. Seven Sons, Inc. is in the business of franchised retailing of golf and tennis products. Mr. Bookmeier has held this position since August 1997. Mr. Bookmeier has served as a Director of TekInsight since July 1995, and was President and Chief Executive of TekInsight from July 1995 to February 2000. From September 1989 until its merger into TekInsight, Mr. Bookmeier served as Executive Vice President and a Director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies. He has been a Director of the American Diabetes Association since June 1995. See Item 13 "Certain Relationships and Related Transactions"

     DAMON TESTAVERDE. Mr. Testaverde has been a director since January 19, 1998. From May 1991 until June 1995, Mr. Testaverde served as President and Chief Executive Officer of TekInsight. From 1989 to March 1991, Mr. Testaverde served as the principal stockholder of R. H. Damon & Company, Inc., a former full service securities broker-dealer, which ceased operations in March 1991. Since March 1994, Mr. Testaverde has been a registered representative with Network One Financial Services, Inc., a full service securities broker-dealer. From 1980 to 1986, Mr. Testaverde served in the capacity of President of S. D. Cohn & Co., Inc. A full service securities broker-dealer with active investment banking and brokerage operations. See Item 13 "Certain Relationships and Related Transactions"

     MICHAEL W. GRIEVES. Mr. Grieves has been a director since August 14, 2000. Previously, Mr. Grieves had served as Data Systems' President, Chief Executive Officer and Chairman of the Board since its inception in 1986. Prior to 1986, Mr. Grieves served in executive, managerial and technical capacities with Computer Alliance Corporation, a turnkey system house, Quanex Management Sciences; a computer services bureau, and Lear Siegler Corporation, and has more than 25 years of experience in the computer industry. See Item 13 "Certain Relationships and Related Transactions"

     WALTER J. ASPATORE. Mr. Aspatore has been a director since August 14, 2000. Previously, Mr. Aspatore was a Director of Data Systems since November 1994. Mr. Aspatore is also a Managing Director and co-founder of Amherst Capital Partners, L.L.C., a privately held investment banking firm. Prior to the formation of Amherst in 1994, Mr. Aspatore served as President of Cross and Trecker Corporation, an $800 million revenue worldwide factory automation equipment supplier. He has also served in numerous other operating capacities, namely as President and CEO of The Warner and Swasey Company and Vice President and Group Executive of the Bendix Corporation Industrial Tools Group. Mr. Aspatore has also served as CFO of the Industrial Group of the Bendix Corporation and Vice President - Finance of the Industrial Energy Sector of the TRW Corporation. He has also served as Vice Chairman and President of Onset BIDCO, a Venture Capital and subordinated debt fund. Mr. Aspatore serves on the Board of Directors of Laser Measurement International (LMI), Cogsdill Tool Company, Shiponet.com, the US Board of Ricardo, plc (London: RCDO) and Cargill Detroit Company. In addition, Mr. Aspatore also serves on the Board of Advisors of the Michigan Biotechnology Institute.


ITEM 11. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                             Long-Term Compensation

                  --------------------------------------------------------------
                        Annual Compensation                 Awards       Payouts

                  -----------------------------------   ---------------  -------

                                               OTHER
Name and                                       ANNUAL  RESTRICTED                      ALL
Principal                                      COMPEN-   STOCK   OPTIONS/   LTIP      OTHER
POSITION          YEAR     SALARY    BONUS     SATION   AWARDS   SARS(#)  PAYOUTS  COMPENSATION
--------          ----     ------    -----     ------   ------   -------  -------  -----------

Steven J. Ross     1998   $      0    0        $   0     $   0    $  0     $   0    $  0
President and      1999   $      0    0        $   0     $   0    $  0     $   0    $  0
Chief Executive  a)2000   $143,000    0        $   0     $   0    $  0     $   0    $  0
Officer and
Director

Brian Bookmeier    1998   $ 87,500    0        $1,000    $   0    $  0     $   0    $  0
Former President   1999   $ 17,308    0        $    0    $   0    $  0     $128,333 $  0
and Chief          2000   $      0    0        $    0    $   0    $  0     $   0    $  0
Executive Officer
and Director

Alex  Kalpaxis     1998   $160,000    0        $   0     $   0    $  0     $   0    $  0
Chairman of the    1999   $160,000    0        $   0     $   0    $  0     $   0    $  0
Board, Chief       2000   $160,000    0        $   0     $   0    $  0     $   0    $  0
Technology Officer
and Director

Arion  Kalpaxis    1998   $ 66,667    0        $   0     $   0    $  0     $   0    $  0
Chief Operating    1999   $140,000    0        $   0     $   0    $  0     $   0    $  0
Officer            2000   $140,000    0        $   0     $   0    $  0     $   0    $  0



a) On December 10, 1999, Mr. Ross entered into a consulting agreement with BugSolver.com, Inc., a TekInsight subsidiary. The agreement provided for a monthly consulting fee of $20,000. On May 15, 2000, TekInsight entered into a consulting agreement with Mr. Ross, which replaced the December 10, 1999 agreement with BugSolver.com, Inc. The agreement expires in February 2002 and automatically renews for successive 90-day periods unless terminated by either party. The agreement provides for a monthly consulting fee of $23,000.

EMPLOYMENT AND CONSULTING AGREEMENTS

     On October 1, 1998, TekInsight entered into a three-year employment contract with Mr. Kalpaxis. Mr. Kalpaxis is Chairman of the Board and Chief Technology Officer of the Company. Mr. Kalpaxis's employment agreement provides him with an annual base salary of $ 160,000. Additionally, Mr. Kalpaxis will receive a performance bonus based upon the operating results of Astratek, Inc, a wholly-owned subsidiary of TekInsight.com, in which Earnings Before Taxes Interest Depreciation and Amortization, ("EBITDA") equals or exceed one million dollars.

         On May 15, 2000, TekInsight entered into a consulting agreement with Steven J. Ross, its President, CEO and a director. The agreement expires in February 2002 and automatically renews for successive 90-day periods unless terminated by either party. The agreement provides for a monthly consulting fee of $23,000 and options to purchase 400,000 shares of the Company's common stock at $3.00 per share. Of the options granted, 200,000 were vested and exercisable as of February 1, 2000. The remaining 200,000 options vest and are exercisable, 100,000 each when the average closing price for one share of common stock for the five trading days immediately prior to such date attains $6.00 and $8.00 per share respectively. In addition, the President also received options to purchase 30,000 shares of the common stock of BugSolver.com, Inc., a subsidiary of TekInsight for $1.50 and may be granted additional options to acquire shares of BugSolver.com, Inc. if certain funding transactions are arranged.

         On June 26, 2000, Data Systems Network Corporation entered into an employment agreement with Michael W. Grieves, Data Systems President and Chief Executive Officer. The employment agreement became effective the date of the merger closing with TekInsight.com and continues until the first anniversary date of the closing. The agreement was put into place to ensure continuity and a smooth transition of Data Systems into TekInsight. In exchange for his services, Mr. Grieves shall receive compensation of $20,000 per month. In addition, he will be given the standard benefit package including, medical, dental, term life, short term and long term disability.

         On August 14, 2000, TekInsight entered into an employment agreement with James Linesch, its Chief Financial Officer and Executive Vice President. The agreement is for one year and automatically renews for subsequent one-year periods unless TekInsight provides written notice of its intention not to renew at least six months prior to the anniversary date. The initial compensation is $157,500 per year, subject to annual increases. In connection with his employment, Mr. Linesch was granted 100,000 options vesting over one year with an exercise price of $3.00 per share. In addition, Mr. Linesch is entitled to the same benefits afforded non-employee directors.

          Each director of the Company receives a $25,000 annual directors fees for attendance at Board meetings, as well as reimbursement for the actual expenses incurred in attending such meetings. Board Members are also granted 10,000 options on July 1 of each year at the then market price of the common stock. Officers and key employees of the Company receive employment benefits (e.g., health insurance, automobile allowances) other than cash compensation and interests in the Company's employee stock option plan.

     The Compensation Committee of the Board of Directors is composed of Messrs. Linesch and Bookmeier. The audit Committee of the Board of Directors is composed of Messrs. Aspatore, Linesch and Bookmeier.

In  November  1997,  the  Company  established  the 1997 Stock  Option  Plan for
Non-employee Directors, which authorizes the issuance of up to 300,000 options to purchase Common Stock at an exercise price of 100% of the Common Stock's market price. In February 1998, 30,000 five-year options were granted under this plan at an exercise price of $1.81 per share. In July 2000, July 1999 and July 1998, 30,000 five-year options were granted under this plan at exercise prices of $2.81, $3.78 and $.97 per share, respectively.

     The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to each of the executive officers named in the Summary Compensation Table.

                                                           Potential realizable

                  Number  of     Percent of                   Value at assumed
                  Securities    Total Options/                Annual rates of
                  Underlying    SAR's Granted   Exercise or     stock price
                 Options/SAR's    In Fiscal     Base Price     appreciation
     Name         Granted (#)       Year          (S/Sh)      for option term
     (a)              (b)           (c)            (d)          5%      10%
---------------- ------------- --------------- ------------ --------------------
Brian Bookmeier    10,000            1%           $3.78       48,200      60,900
---------------- ------------- --------------- ------------ ---------- ---------
Steven J. Ross    400,000           41%           $3.00    1,531,500   1,932,600


     The following table sets forth information concerning options exercised and the number of unexercised options, and the value of such unexercised options, for the persons named in the Summary Compensation Table.

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
----------------------- --------------------- -------------------- ----------------------- ----------------------
                                                                        EXERCISABLE/            EXERCISABLE/
                                                                        UNEXECISABLE           UNEXERCISABLE

Brian Bookmeier                                       0             155,000/0               $201,237

Steven J. Ross                                        0             200,000/200,000            $0/$0


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

                                                                Percentage of
Name and Address              Number of Shares of Common        Outstanding OF
Beneficial Owner              Stock Beneficially Owned(1)     Common Stock Owned

Brian D. Bookmeier (3)                 347,867                     2.1%
c/o Las Vegas Golf & Tennis
42705 Grand River Avenue
Suite 20
Novi, MI 48152

Estate of Fred  Kassner              2,809,455                    17.2%
59 Spring Street
Ramsey, NJ 07446 (4)

Alexander Kalpaxis (2) (5)             788,583                     4.8%

Arion Kalpaxis (2) (5)                 292,500                     1.8%

James Linesch (6) (8)                  260,156                     1.6%
3401 Walnut Avenue
Manhattan Beach, CA 90266

Damon D. Testaverde (4) (6)            669,189                     4.1%
580 Oak Dale Street
Staten Island, NY 30312

ViewCast.Com                         1,240,310                     7.6%
2665 Villa Creek Drive, Suite 200
Dallas, TX 75234

Michael W. Grieves (9)                       0                     0.0%
34705 West 12 Mile Road
Suite 300
Farmington Hills, MI 48331

Walter J. Aspatore (10)                      0                     0.0%
255 East Brown Street Center
Suite 120
Birmingham, MI 48009

Steve J. Ross                          200,000                     1.2%
18881 Von Karman Ave.
Suite 250
Irvine, CA 92612

ALL OFFICERS AND DIRECTORS           2,558,295                    15.7%
as a group (7 persons)
(3)(5)(6)(7)

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

         (2) THE PRINCIPAL BUSINESS ADDRESS FOR SUCH PERSON IS 5 HANOVER SQUARE, 24TH floor, New York, New York 10004.

         (3) Includes 182,867 shares of Common Stock held by Mr. Bookmeier. Also includes options to purchase 125,000 shares of Common Stock at $1.35 per share, granted in connection with the waiver of certain cash compensation in 1996, options to acquire 10,000 shares of Common Stock granted under the 1992 Employee's Stock Option Plan at $.9375 per share and options to purchase 30,000 shares of Common Stock granted under the Company's 1997 Non-Employee Director's Stock Option Plan (10,000 exercisable at $1.81 per share of Common Stock, 10,000 exercisable at $3.78 per share of Common Stock and 10,000 exercisable at $2.81 per share of Common Stock).

         (4) For the Estate of Mr. Kassner, includes 40 shares of Common Stock underlying the Company's publicly-traded Class A Warrants and 100,000 shares of Common Stock underlying Warrants granted in connection with certain financial accommodations granted by Mr. Kassner related to the release of security interests in Company assets. For Mr. Testaverde, includes the shares underlying 50,000 warrants granted in connection with the waiver of defaults under then existing indebtedness exercisable at $1.00 per share and 100,000 options granted under the 1992 Employee Stock Option Plan exercisable at $1.50 per share.

         (5) Does not include an aggregate of 161,166 shares of Common Stock transferred by Alexander Kalpaxis to three employees of Astratek, Inc. which shares are held in escrow for varying periods of time and returned to Mr. Kalpaxis under specified circumstances. The number of shares listed for Mr. Arion Kalpaxis includes 97,500 shares of Common Stock, which are held in escrow and may be returned to Alexander Kalpaxis.

         (6) Includes 40,000 options granted to each of Messrs. Linesch and Testaverde (10,000 exercisable at $1.81 per share of Common Stock,
         10,000 exercisable at $ .9375 per share of Common Stock, 10,000 exercisable at $3.78 per share of Common Stock and 10,000 exercisable at $2.81 per share of Common Stock) under the Company's 1997 Non-Employee Director's Stock Option Plan.

         (7) Includes options to purchase 200,000 shares of common stock at $3.00 per share granted to Mr. Ross in connection with Mr. Ross's duties as a consultant and as President and Chief Executive Officer of TekInsight. Does not include an additional option to purchase 200,000 shares of common stock, which has not yet vested at $3.00 per share.

         (8) Includes options to purchase 100,000 shares of common stock at $3.00 per share granted to Mr. Linesch in connection with Mr. Linesch's employment agreement.

         (9) Mr. Grieves owned 703,453 shares of Data Systems Network Corporation common stock. Based upon the merger conversion ratio of one share of Data Systems common stock for .392 shares of TekInsight Series A Preferred Stock, Mr. Grieves received 275,753 shares of TekInsight Series A Preferred Stock as merger consideration in connection with the merger of Data Systems with TekInsight. Mr. Grieves was awarded options to purchase 44,700 shares of Data Systems' common stock at $.938 per share granted under the 1994 Data Systems Network Corporation Stock Option Plan. Based upon the merger conversion ratio, Mr. Grieves received options to purchase 17,522 shares of TekInsight Series A Preferred Stock with a strike price of $2.39 per share. The TekInsight Series A Preferred Stock shares are not available for conversion into TekInsight common stock until August 14, 2001. None of Mr. Grieves' shares or options to acquire Series A Preferred are included in the table.

         (10) Mr. Aspatore owned 23,453 shares of Data Systems Network Corporation common stock. Based upon the merger conversion ratio of one share of Data Systems common stock for .392 shares of TekInsight Series A Preferred Stock, Mr. Aspatore received 9,193 shares of TekInsight Series A Preferred Stock as merger consideration in connection with the merger of Data Systems with TekInsight. Amherst Capital, a company whose equity Mr. Aspatore is the beneficial owner of, was awarded options to purchase 40,000 shares of Data Systems' common stock at $.88 per share granted under the 1994 Data Systems Network Corporation Stock Option Plan. Based upon the merger conversion ratio, Mr. Aspatore received options to purchase 15,680 shares of TekInsight Series A Preferred Stock with a strike price of $2.24 per share. The TekInsight Series A Preferred Stock shares are not available for conversion into TekInsight common stock until August 14, 2001. None of Mr. Aspatore's shares or options to acquire Series A Preferred are included in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A $200,00 promissory note was issued for a portion of the consideration for some 13% subordinated promissory notes of Data Systems Network Corporation acquired by Mr. Grieves, Data Systems' Chairman, President and Chief Executive Officer, pursuant to Data Systems' Plan of Reorganization in 1992. Under the renegotiated Grieves Note, payments will be made at the end of each fiscal quarter with all outstanding principal and accrued interest paid by December 31, 2000. The negotiated Grieves note bears interest on the principal at an annual rate of 9.5%.

         As part of the merger with Data Systems, the Company assumed an agreement with Interactive Frontiers ("IF") whereby, IF provides access to its Internet Golf Academy to the Company for use at trade shows or any other venues as determined by the Company. Michael W. Grieves, a director of TekInsight, is a significant investor and non-executive Chairman of the Board of IF. The term of the agreement is six months beginning August 1, 2000, with a renewal of six months upon election of Data Systems or its successor. The fee is $126,000 per six-month period.

         In September 2000, the Company raised $3,000,000 through an issuance of 1,000,000 shares of preferred stock in its BugSolver subsidiary. Mr. Testaverde, who is a director of TekInsight, acted as an agent in selling those securities, and was paid $150,000 and was issued 50,000 options to acquire stock of the subsidiary at $1.50 per share. In connection with the initial capitalization of BugSolver, the following officers and/or directors were issued the following options to purchase BugSolver common stock at a $1.50 strike price: Steven J. Ross, 30,000 shares; Alex Kalpaxis, 200,000 shares; Arion Kalpaxis, 50,000 shares; and Damon Testaverde 200,000 shares.

PART IV

       Item 14. Exhibits, Financial Statement Schedules, and reports on Form 8-K

         (a) SEE, ITEM 8.
                  "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

         (b) LIST OF REPORTS ON FORM 8-K

     On May 19, 2000, the Company filed Form 8-K covering the acquisition of Big Technologies, Inc

         (c) EXHIBITS

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

10.9 Employment Termination Agreement, dated July 10, 1998, by and among the Company and Messrs. Matthew Gietzen. (10)

10.10 Employment Termination Agreement, dated July 10, 1998, by and among the Company and Messrs. Brian Bookmeier. (10)

10.11 Consulting and Professional Services Agreement with 4th Peripheral, Inc. (12)

10.12 Form of Web Site Design and Consulting Agreement, dated as of June 1, 1999, by and between Azurel, E Commerce Corp. (12)

10.13 Credit Note, dated May 28, 1999 made by Azurel in favor of Tadeo Holdings, Inc. ("Tadeo")(the "Credit Note").(11)

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

10.26 Agreement dated June 30, 1999, between Tadeo and BusinessTalkRadio. Net, Inc. (12)

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

10.39 Employment Agreement, dated as as June 26, 2000, between TekInsight Services, Inc.(as successor to Data Systems Network Corporation) and Michael W. Grieves


10.40     Employment   Agreement,   dated  as  of  August  14,   2000,   between
          TekInsight.com, Inc. and James Linesch


10.41 Letter Agreement, dated as of July 28, 2000, between TekInsight Services, Inc.(as successor to Data Systems Network Corporation) and Interactive Frontiers, Inc.


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

DATED: OCTOBER 26, 2000

TEKINSIGHT.COM, INC.


BY:\S\STEVEN J. ROSS
--------------------
Steven J. Ross, President