Form 10-Q
period 2000-09-30
TEKINSIGHT COM INC
filed 2000-11-14
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the Quarter ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the transition period from__________ to __________

                         Commission file number 1-11568


                              TEKINSIGHT.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              95-4228470
(State or other jurisdiction of                                  (I.R.S Employer
Incorporation or organization)                               Identification No.)

                       18881 Von Karman Avenue, Suite 250,
                            Irvine, California 92612  (949) 955-0078
                    (Address of principal executive offices)
          (Zip code) Registrant's telephone number, including area code

              Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

              The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of November 11, 2000 was 16,423,350

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                          PAGE #
                                                                          ------
       Item 1 - Consolidated Financial Statements

       Consolidated Balance Sheets - September 30, 2000 and June 30, 2000      3

       Consolidated Statements of Operations - For the three months ended
       September 30, 2000 and 1999                                             4

       Consolidated Statement of Cash Flows - For the three months ended
       September 30, 2000 and 1999                                             5

       Notes to Consolidated Financial Statements                          6 - 8

       Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operation                                 9 - 11


PART II - OTHER INFORMATION                                                   11

SIGNATURE                                                                     12

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          Unaudited
                                                                                        September 30,       June 30,
                                                                                        ---------------  ---------------
                                  ASSETS                                                      2000             2000
                                  ------                                                ---------------  ---------------

CURRENT ASSETS:
    Cash                                                                                 $    5,075,000   $   3,961,000
    Accounts receivable, net of allowance for doubtful accounts $ 293,000
       and $123,000 respectively                                                              8,340,000         349,000
    Prepaid expenses and other assets                                                         1,297,000         310,000
    Refund receivable                                                                            70,000          70,000
    Note receivable - other                                                                      90,000               -
                                                                                        ---------------   -------------
          TOTAL CURRENT ASSETS                                                               14,872,000       4,690,000

LONG -TERM NOTE RECEIVABLE                                                                    1,800,000       1,800,000

INVESTMENTS - Marketable Securities                                                           3,015,000       3,629,000

PROPERTY AND EQUIPMENT, net
    net of accumulated depreciation of $2,042,000 and $80,000, respectively                     720,000         112,000

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $2,027,000 and
    $1,971,000 respectively                                                                   1,068,000       1,100,000
ACQUIRED CUSTOMER LIST, net of accumulated amortization of $193,000                          10,617,000               -
PURCHASED SOFTWARE, net of accumulated amortization of $22,000                                  668,000               -

INTANGIBLE ASSETS, net of accumulated amortization of $74,000 and $13,000 respectively         7,796,000       1,148,000

DEPOSITS AND OTHER ASSETS                                                                       173,000          46,000
                                                                                        ---------------  ---------------

                                                                                       $     40,729,000  $   12,525,000
                                                                                        ===============  ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                                   $      6,811,000         770,000
    Line of Credit                                                                            4,283,000               -
    Accrued expenses                                                                          4,235,000         172,000
    Deferred Maintenance                                                                      1,250,000               -
    Income tax payable                                                                           18,000               -
    Deferred interest                                                                            11,000          11,000
    State audit reserves                                                                      1,740,000       1,722,000
    Accrued termination costs                                                                   191,000         214,000
                                                                                        ---------------  ---------------
          TOTAL CURRENT LIABILITIES                                                          18,539,000       2,889,000
                                                                                        ---------------  ---------------

LONG TERM NOTES PAYABLE, net of current portion                                                  18,000          18,000
                                                                                        ---------------  ---------------

MINORITY INTEREST IN SUBSIDIARY                                                                 222,000               -
                                                                                        ---------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,  10,000,000 shares authorized,
            2,189,800 shares issued and outstanding as of September 30, 2000.                     1,000               -
    Common stock, $.0001 par value, 100,000,000 shares authorized, 16,423,350 and
       16,293,620 shares issued and outstanding as of September 30, 2000 and June 30, 2000.       2,000           2,000
    Additional paid-in capital                                                               35,891,000      20,763,000
    Unrealized gain on securities                                                               294,000         964,000
    Accumulated deficit                                                                     (14,238,000)    (12,111,000)
                                                                                        ---------------   ---------------
          TOTAL STOCKHOLDERS' EQUITY                                                         21,950,000       9,618,000
                                                                                        ---------------   ---------------


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    40,729,000  $   12,525,000
                                                                                        ===============  ===============

                 See notes to consolidated financial statements.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              FOR THE THREE MONTHS ENDED:
                                                                                        ----------------------------------------
                                                                                        September 30,              September 30,
                                                                                        -------------------  -----------------------
                                                                                             2000                      1999

REVENUES:

     Product Revenue                                                                      $       4,384,000      $                -
     Service Revenue                                                                              3,763,000                 488,000
                                                                                          -----------------      -------------------
          Total revenues                                                                          8,147,000                 488,000
                                                                                          -----------------      -------------------
COST OF REVENUES:
     Cost of product                                                                              3,577,000                       -
     Cost of service                                                                              2,718,000                 210,000
                                                                                          -----------------      -------------------
          Total cost of revenues                                                                  6,295,000                 210,000
                                                                                          -----------------      -------------------
GROSS PROFIT                                                                                      1,852,000                 278,000
                                                                                          -----------------      -------------------
OPERATING EXPENSES:
     Selling expenses                                                                             1,654,000                  15,000
     General and administrative expenses                                                          1,097,000                 346,000
     Research and development                                                                       833,000                 136,000
     Depreciation and amortization                                                                  414,000                   6,000
                                                                                          -----------------      -------------------
          Total operating expenses                                                                3,998,000                 503,000
                                                                                          -----------------      -------------------
LOSS FROM OPERATIONS                                                                             (2,146,000)               (225,000)
                                                                                          -----------------      -------------------
OTHER INCOME (EXPENSE):
     Interest Expense                                                                               (88,000)                      -
     Interest Income                                                                                 39,000                 163,000
                                                                                          -----------------      -------------------
                                                                                                    (49,000)                163,000
                                                                                          -----------------      -------------------
LOSS FROM CONTINUING OPERATIONS                                                                  (2,195,000)                (62,000)

DISCONTINUED OPERATIONS
     Gain from discontinued operations                                                               68,000                       -
                                                                                          -----------------      -------------------
INCOME FROM DISCONTINUED OPERATIONS                                                                  68,000                       -
                                                                                          -----------------      -------------------
NET LOSS                                                                                   $     (2,127,000)        $       (62,000)
                                                                                           =================        ================



NET INCOME (LOSS) PER SHARE:
     Continued                                                                                        (0.13) $                (0.01)
     Discontinued                                                                                         -                       -
                                                                                          -----------------      -------------------
NET LOSS PER SHARE                                                                         $          (0.13) $      $         (0.01)
                                                                                           =================        ================


WEIGHTED AVERAGE NUMBER OF SHARES                                                                16,295,030              15,767,942
                                                                                           =================        ================


NET LOSS                                                                       $                 (2,127,000) $              (62,000)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized loss on available-for-sale securities                                              (670,000)               (485,000)
                                                                                          -----------------      -------------------
COMPREHENSIVE LOSS                                                             $                 (2,797,000) $             (547,000)
                                                                                           =================        ================

                 See notes to consolidated financial statements.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended September 30,
                                                                                         ----------------------------------
                                                                                            2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    ---------------   ----------------

     Net loss                                                                            $   (2,127,000)   $       (62,000)
                                                                                         ---------------   ----------------
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization                                                      357,000              6,000
             Amortization of capitalized software costs                                          57,000            119,000

     Changes in operating assets and liabilities:


         Increase in accounts receivable                                                     (3,056,000)           (54,000)
         Increase in interest receivable                                                              -              5,000
         Additions to capitalized software costs                                                (24,000)                 -
         Decrease (Increase) in prepaid expenses                                                 68,000           (240,000)
         Increase in note receivable                                                            (40,000)                 -
         Increase in other assets                                                               130,000                  -
         Increase (Decrease) in accounts payable                                                825,000           (195,000)
         Increase in deferred maintenance                                                        56,000                  -
         Increase in state audit reserve                                                         18,000                  -
         Increase in accrued expenses                                                           176,000             40,000
         Increase (Decrease) in income tax payable                                               18,000           (187,000)
         Decrease in accrued termination costs                                                  (23,000)           (16,000)
                                                                                         ---------------   ----------------
             Total adjustments                                                               (1,438,000)          (522,000)
                                                                                         ---------------   ----------------
         NET CASH USED IN OPERATING ACTIVITIES                                               (3,565,000)          (584,000)
                                                                                         ---------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                1,313,000                  -
     Cash disbursements for the purchase of securities                                          (30,000)                 -
     Capital expenditures                                                                      (270,000)            (9,000)
     Redeemed convertible preferred stock                                                             -         (1,000,000)
     Amortization of warrants                                                                         -             (6,000)
                                                                                         ---------------   ----------------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  1,013,000         (1,015,000)
                                                                                         ---------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank line of credit                                                 1,116,000                  -
     Issuance of subsidiary securities, net of expenses                                       2,850,000                  -
     Issuance of common stock, net of expenses                                                        -            505,000
     Costs of securities issued                                                                (300,000)                 -
                                                                                         ---------------   ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                            3,666,000            505,000
                                                                                         ---------------   ----------------
NET INCREASE (DECREASE) IN CASH                                                               1,114,000         (1,094,000)

CASH AT BEGINNING OF PERIOD                                                                   3,961,000          7,618,000
                                                                                         ---------------   ----------------
CASH AT END OF PERIOD                                                                   $     5,075,000      $   6,524,000
                                                                                         ===============   ================






                 See notes to consolidated financial statements.

                       TEKINSIGHT.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of TekInsight.com, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2000 included in the Form 10-K for the year then ended.

The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of financial position, and the results of operations for the interim periods presented. Except as otherwise disclosed, all such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

For further information, refer to the annual report on Form 10-K of TekInsight.com, Inc. (the "Company"), dated October 11, 2000, for the year ended June 30, 2000, and to the Forms 8-K filed with the SEC on August 28, 2000, as amended by Form 8-K/A filed on October 27, 2000.

2.  DEFERRED MAINTENANCE

At September 30, 2000, cash of $1,223,398 was received in connection with maintenance agreements. Such cash will become available to the Company as revenue is recognized according to the terms of the respective agreements.

3. CREDIT FACILITY

As a result of the merger with Data Systems, TekInsight Services assumed, and the Company agreed to guaranty, Data Systems' existing credit facility with Foothill Capital Corporation ("Foothill"). On September 30, 1998 Data Systems and Foothill Capital Corporation entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for a revolving line of credit not to exceed $15 million. The available line of credit at September 30, 2000, according to the collateral formula, was approximately $337,000. Data Systems may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (10.5% at September 30,
2000) and have a term extending to September 30, 2001.

In connection with the Foothill Agreement, TekInsight Services is required to maintain certain financial ratios. At September 30, 2000, due primarily to the

Company's loss from operations and merger related accruals, the Company was not in compliance with the EBITDA and net worth covenants. The Company has received waivers of such noncompliance from Foothill. The Foothill Agreement includes restrictions with respect to dividend distributions by Data Systems.

4. MARKETABLE SECURITIES

Marketable securities have been classified as available for sale securities at September 30, 2000 and, accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity. On August 11, 2000, the Company purchased 67,690 shares of Business Talk Radio for $30,000 as a strategic investment, at a price of $.4432 per share. The Company recorded $25,000 for the value of stock options granted by a third party in connection with the settlement of a claim.

5. COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

As a result of the merger with Data Systems, the Company assumed certain commitments that were obligations of Data Systems. Under an existing agreement, the prior President of Data Systems, who is also a current director of the Company, is receiving $20,000 per month for the twelve months following the merger under the terms of an employment agreement with Data Systems. The Company has assumed a marketing agreement with a company controlled by the prior President, which calls for payments of approximately $126,000 over a six-month period, which may be renewed for an additional six-month period. The Company has assumed termination costs of two other employees of approximately $247,000, which will be paid over the six months following the termination of employment.

In connection with an inquiry undertaken by the SEC regarding Data Systems, the Company has provided for indemnification of legal expenses covering the former officers of that Company. A provision of approximately $100,000 has been accrued for these costs.

On August 27, 1998, J. Alan Moore filed suit in Mecklenburg County Superior Court Division (Case No. 98-CVS-12286), North Carolina, against Data Systems Network Corporation. The complaint alleges Data Systems did not act in good faith and failed to pay commissions and expenses of which the plaintiff claims entitlement. On July 28, 2000, a judgment was entered in favor of the plaintiff for $572,469 plus reasonable attorney fees and interest. On August 24, 2000, the Company filed an appeal. In order to proceed with the appeal, the Company may be required to place a collateralized deposit in the amount of the award until the appeal is completed.

6. STOCKHOLDERS' EQUITY

On September 30, 2000, TekInsight received an equity investment of $3,000,000 for 1,000,000 shares of preferred stock issued by its BugSolver subsidiary. For one year, the shares are convertible at the holder's option for common shares of BugSolver at a ratio of 1:1 or redeemable at the holder's option for 750,000 shares of TekInsight common stock. In the event that BugSolver merges with another company, the preferred shares automatically become converted into

BugSolver common shares at a ratio of 1:1. In the event that the Company issues additional BugSolver securities at a lower price during the following six months, the equity holdings of BugSolver preferred shareholders would be adjusted to reflect the price of the securities issued by BugSolver in its next offering only. In connection with this financing, a finder's fee of $150,000 was paid to a related party plus options to purchase 50,000 shares of BugSolver common stock at $3.00 per share during the next five years.

In September 2000, TekInsight issued 129,730 shares of its common stock to Amtech Associates, Inc. in consideration for a finders fee/consulting services rendered to Data Systems in connection with the merger. These shares were issued pursuant to exemptions from the registration requirements of the Securities and Exchange Commission Act of 1933 pursuant to Regulation D. These shares are being issued as of September 30, 2000.

7.  ACQUISITION

On August 14, 2000, the Company acquired 100% of the net assets of Data Systems Corporation. In connection with this acquisition, the Company assumed numerous ongoing customer relationships, representing the majority of its revenues. The value of the existing customer relationships has been established at approximately $10,810,000, which is being amortized over seven years. The Company also acquired certain software developed by Data Systems, which is used in providing services to its customers. The value of such software has been established at approximately $690,000, which is being amortized over four years. Goodwill was recorded in the amount of $6,709,000, which is being amortized over twenty years.

The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisition had been consummated as of July 1, 1999.

                                        Three months ended September 30,
                               -------------------------------------------------
                                          2000                     1999
                               ------------------------- -----------------------

   Revenue                     $           12,695,000    $           12,491,000
                               ========================= =======================


   Net Loss                    $           (2,279,000)   $              (32,000)
                               ========================= =======================


   Net Loss  per share         $               (0.14)    $                 0.00
                               ========================= =======================

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Forward-Looking Statements

         When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated,"
"estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, such as demand for our products, size and timing of significant orders and their fulfillment, the Company's ability to develop and upgrade its technology, the Company's ability to compete in a highly competitive market and undetected software errors and other product quality problems, and the Company's ability to recover its investments in certain marketable securities . The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

         In August 2000, TekInsight Services, Inc., a wholly owned subsidiary of TekInsight, completed its merger with Data Systems Network Corporation ("Data Systems"). As a result of the Data Systems acquisition being accounted for as a purchase, the historical pre-acquisition financial results of Data Systems are not included below with TekInsight's results of operation for the three months ended September 30, 1999.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 THREE MONTH PERIOD") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE " 1999 THREE MONTH PERIOD")

         Revenues for the 2000 Three Month Period increased to approximately $8,147,000 from approximately $488,000 for the 1999 Three Month Period. This increase was due to the August 14, 2000 merger with Data Systems. The revenue mix of product sales and provision of services was 53.8% and 46.2%, respectively, for the 2000 Three Month Period.

         Cost of revenues for the 2000 Three Month Period increased to approximately $6,295,000 from approximately $210,000 for the 1999 Three Month Period. This increase was due to the August 14, 2000 merger with Data Systems. The cost of revenues as a percentage increased to 77.3% for the 2000 Three Month Period from 43.0% for the 1999 Three Month Period. This percentage increase is attributable to the addition of Data Systems' revenues after the merger. The revenues generated from product sales normally produce a lower gross margin percentage when compared to service revenues. For the 2000 Three month Period, the cost of product revenue was 81.6% of such sales and the service cost of revenue was 72.2% of such sales.

         Selling, general and administrative expenses for the 2000 Three Month Period increased to approximately $2,751,000 from approximately $361,000 for the 1999 Three Month Period. This increase was due to the August 14, 2000 merger with Data Systems, which brought with it a corporate infrastructure, including the functions of finance, purchasing, human resources, sales and marketing. In addition, TekInsight hired outside consultants to assist in developing the sales strategy and marketing efforts needed to bring TekInsights' products and services to market.

         Research and development expense for the 2000 Three Month Period increased to approximately $833,000 from approximately $136,000 for the 1999 Three Month Period. The increase is due to the costs associated with the enhancements to BugSolver product and to development costs for the Company's eGovernment modules. Previously, TekInsight capitalized the BugSolver costs during the developmental stage and, now that the product is being introduced to market, the costs are expensed when incurred. The eGovernment module development costs began in the 2000 Three Month Period will continue during the following quarter.

         Depreciation and amortization expense for the 2000 Three Month Period increased to approximately $414,000 from approximately $6,000 for the 1999 Three Month Period. This increase was due to the August 14, 2000 merger with Data Systems, which resulted in increased amortization expense on intangible assets.

         Interest income for the 2000 Three Month Period decreased to approximately $39,000 from approximately $163,000 for the 1999 Three Month Period. This decrease is attributable to decreased interest earned on the certificates of deposit investments, resulting from diminished working capital. Interest expense for the 2000 Three Month Period was approximately $88,000. This expense is a result of the line credit facility assumed in the August 14, 2000 Data Systems merger (See Note 3 "Credit Facility" to Part I, "Notes to Consolidated Financial Statements").

Liquidity and Capital Resources

         As of September 30, 2000 the Company had a working capital deficiency of approximately $3,667,000, compared to working capital of $1,801,000 at June 30, 2000. This decrease in working capital is primarily due to the consolidation with Data Systems, as a result of the merger, and to losses from operations of approximately $2,146,000 for the quarter. In the merger, TekInsight assumed approximately $7,353,000 in current assets, subject to current liabilities of approximately $13,765,000.

         The Company's Services group is currently producing profits from its operations. The BugSolver subsidiary is investing in the market introduction of its products, and will continue to require funding for the next few fiscal quarters. The Company is also investing in the development of its eGovernment modules and the related marketing costs for introducing and selling these products. Investment in new technologies and products continues at approximately the same rate as in prior quarters. With the formation of multiple products and service offerings, and the organizations to support and market these products and services, the Company has expanded its management and administrative infrastructure, and has established a corporate office in Irvine, California.

Based on these factors, management believes that the Company will incur losses from overall operations during the next few fiscal quarters; however, such losses are anticipated to diminish with the commencement of revenues generated from software product sales, as well as from increased service offerings.

         The Company may expand the scope of its product offerings by pursuing acquisition candidates with complementary technologies, services or products. Should the Company commence such acquisitions, it would finance the transactions with its working capital and equity securities. The Company would attempt to secure additional funding, including equity financing where appropriate, for acquisitions. Based on current plans, the Company has sufficient cash resources and liquidity to meet its anticipated short-term and long-term capital needs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On August 27, 1998, J. Alan Moore filed suit in Mecklenburg County Superior Court Division (Case No. 98-CVS-12286), North Carolina, against Data Systems Network Corporation. The complaint alleges Data Systems did not act in good faith and failed to pay commissions and expenses of which the plaintiff claims entitlement. On July 28, 2000, a judgment was entered in favor of the plaintiff for $572,469 plus reasonable attorney fees and interest. On August 24, 2000, Data Systems filed an appeal. In order to proceed with the appeal, Tekinsight may be required to place a collateralized deposit in the amount of the award until the appeal is completed.

Item 2. Changes in Securities and Use of Proceeds

         In September 2000, TekInsight received an equity investment of $3,000,000 for 1,000,000 shares of preferred stock issued by its BugSolver subsidiary. For one year, the shares are convertible at the holder's option for common shares of BugSolver at a ratio of 1:1 or 750,000 shares of Tekinsight common stock. In the event that BugSolver merges with another company, the preferred shares automatically become converted into BugSolver common shares at a ratio of 1:1. In the event that TekInsight issues additional BugSolver securities at a lower price during the following six months, the equity holdings of BugSolver preferred shareholders would be adjusted to reflect the price of the securities issued by BugSolver in its next offering only. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. In connection with this financing, a finder's fee of $150,000 was paid to a related party plus options to purchase 50,000 shares of BugSolver common stock at $3.00 during the next five years, which options were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

         In September 2000, TekInsight issued 129,730 shares of its common stock to Amtech Associates, Inc. in consideration for a finders fee/consulting services rendered to Data Systems in connection with the merger. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. These shares are being issued as of September 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                                                            TEKINSIGHT.COM, INC.




                                                             By:/s/James Linesch
                                                            --------------------
                                                         James Linesch
                                                         Chief Financial Officer

                                                         Date: November 14, 2000