Form 10-Q/A
period 2000-09-30
TEKINSIGHT COM INC
filed 2001-02-14
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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


                         Commission file number 1-11568

                              TEKINSIGHT.COM, INC.

             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                             95-4228470
         --------                                             ----------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                           Identification No.)


                          18881 Von Karman Avenue, #250
                                Irvine, CA 92612
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (949) 955-0078
                                                           --------------





     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of November 11, 2000 was 16,423,350.

                              REASON FOR AMENDMENT

         This Amendment No. 1 to Report on Form 10-Q filed by TekInsight.Com, Inc. for the Quarterly Period ended September 30, 2000 is filed for the purpose of correcting a typographical error that appears in Part 1, "Financial Information-Notes to Consolidated Financial Statements-Note 6, Stockholders' Equity," and in Part II, Item 2, "Changes in Securities and Use of Proceeds" of the Report on Form 10-Q originally filed by Tekinsight.Com, Inc. for the Quarterly Period ended September 30, 2000 (the "Original Filing"). In each such section of the Original Filing it was inaccurately reported that the 1,000,000 shares of preferred stock issued by BugSolver.Com, Inc., a TekInsight.Com, Inc. subsidiary, reported upon was convertible into 750,000 shares of TekInsight.Com, Inc. common stock. The correct number of shares of TekInsight.Com, Inc. common stock into which the 1,000,000 shares of BugSolver.Com, Inc. preferred stock is convertible is 1,500,000 shares of TekInsight.com, Inc. common stock.

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

                                    Date: February 14, 2001