Form 10-Q
period 2000-12-31
TEKINSIGHT COM INC
filed 2001-02-16
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2000

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of February 1, 2001 was 16,423,350.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                          Number

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet - December 31, 2000
              and June 30, 2000                                                3

         Consolidated Statement of Operations - For the three
              and six months ended December 31, 2000 and 1999                  4

         Consolidated Statement of Cash Flows - For the

              six months ended December 31, 2000 and 1999                      5

         Notes to Consolidated Financial Statements                       6 - 10

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                     11 - 13


PART II - OTHER INFORMATION                                              13 - 15
         Item 1. Legal Proceedings
         Item 5. Other Information
         Item 6.  Exhibits

SIGNATURE                                                                     16

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        Unaudited                    Audited
                                                                                       December 31,                 June 30,
                                                       ASSETS                              2000                       2000
                                                       ------
                                                                                  -----------------------     ----------------------
CURRENT ASSETS:
      Cash                                                                        $            2,499,000      $           3,961,000
      Accounts receivable, net of allowance for doubtful accounts $248,000
          and $123,000 as of December 31, 2000 and June 30, 2000 respectively                  7,474,000                    349,000
      Prepaid expenses and other assets                                                        1,513,000                    380,000
                                                                                  -----------------------     ----------------------
               TOTAL CURRENT ASSETS                                                           11,486,000                  4,690,000

LONG-TERM NOTE RECEIVABLE                                                                      1,800,000                  1,800,000

INVESTMENTS - Marketable Securities                                                            1,215,000                  3,629,000

PROPERTY AND EQUIPMENT,
      net of accumulated depreciation of $2,160,000 and $80,000, respectively                    616,000                    112,000

CAPITALIZED SOFTWARE COSTS, net                                                                1,109,000                  1,100,000

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $579,070                           10,231,000                          -

PURCHASED SOFTWARE, net of accumulated amortization $65,250                                      625,000                          -

INTANGIBLE ASSETS, net of accumulated                                                          8,020,000                  1,148,000
      amortization of $177,443

INVESTMENT IN SUBSIDIARY AT COST                                                                 316,000                          -

DEPOSITS AND OTHER ASSETS                                                                        717,000                     46,000
                                                                                  -----------------------     ----------------------
                                                                               $              36,135,000   $             12,525,000
                                                                                  =======================     ======================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILTIES:
      Accounts payable                                                         $               6,690,000   $                770,000
      Line of Credit                                                                           3,385,000                          -
      Deferred Maintenance                                                                     1,662,000                          -
      State audit reserves                                                                     1,757,000
      Accrued expenses                                                                         3,500,000                  2,119,000
                                                                                  -----------------------     ----------------------
               TOTAL CURRENT LIABILITIES                                                      16,994,000                  2,889,000
                                                                                  -----------------------     ----------------------
LONG TERM NOTES PAYABLE, net of current portion                                                   18,000                     18,000
                                                                                  -----------------------     ----------------------
MINORITY INTEREST IN SUBSIDIARY                                                                  224,000                          -
                                                                                  -----------------------     ----------------------
COMMINTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value,  10,000,000 shares authorized,
         2,189,800 issued and outstanding as of December 31, 2000.                                 1,000                          -
      Common stock, $.0001 par value,  100,000,000 shares authorized,
         16,423,350 and 16,293,620 shares issued and outstanding as
        of December 31, 2000 and June 30, 2000.                                                    2,000                      2,000
      Additional paid-in capital                                                              36,191,000                 20,763,000
      Unrealized (loss) gain on securities                                                    (1,005,000)                   964,000
      Accumulated deficit                                                                    (16,290,000)               (12,111,000)
                                                                                  ------------------------    ----------------------
               TOTAL STOCKHOLDERS' EQUITY                                                     18,899,000                  9,618,000
                                                                                  -----------------------     ----------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $              36,135,000   $             12,525,000
                                                                                  =======================     ======================

                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the Three Months Ended             For the Six Months Ended
                                                            December 31,        December 31,       December 31,       December 31,
                                                           ---------------- --- --------------    ---------------- -- -----------

                                                                2000                1999               2000               1999
                                                           ----------------     --------------    ----------------    -----------


REVENUES:

     Product Revenue                                    $        5,131,000   $              -  $        9,515,000  $              -
     Service Revenue                                             5,574,000            474,000           9,337,000           962,000
                                                           ----------------     --------------    ----------------    --------------
              Total revenues                                    10,705,000            474,000          18,852,000           962,000
                                                           ----------------     --------------    ----------------    --------------

COST OF REVENUES:
     Cost of product                                             4,396,000                  -           7,973,000                 -
     Cost of service                                             3,940,000            250,000           6,659,000           459,000
                                                           ----------------     --------------    ----------------    --------------
     Total cost of revenues                                      8,336,000            250,000          14,632,000           459,000
                                                           ----------------     --------------    ----------------    --------------
GROSS PROFIT                                                     2,369,000            224,000           4,220,000           503,000
                                                           ----------------     --------------    ----------------    --------------
OPERATING EXPENSES:
     Selling expenses                                            2,168,000             16,000           3,822,000            32,000
     General and administrative expenses                           763,000            404,000           1,860,000           750,000
     Research and development                                      671,000             38,000           1,504,000           174,000
     Depreciation and amortization                                 706,000             20,000           1,121,000            26,000
                                                           ----------------     --------------    ----------------    --------------
              Total operating expenses                           4,308,000            478,000           8,307,000           982,000
                                                           ----------------     --------------    ----------------    --------------
LOSS FROM OPERATIONS                                            (1,939,000)          (254,000)         (4,087,000)         (479,000)
                                                           ----------------     --------------    ----------------    --------------

OTHER INCOME (EXPENSE):
     Gain on sale of marketable securities                               -             93,000                                93,000
     Interest Expense                                             (147,000)                 -            (235,000)                -
     Interest Income                                                37,000             38,000              76,000           201,000
     Other income (expense)                                              -                  -                   -                 -
                                                           ----------------     --------------    ----------------    --------------
                                                                  (110,000)           131,000            (159,000)          294,000
                                                           ----------------     --------------    ----------------    --------------
LOSS FROM CONTINUING OPERATIONS                                 (2,049,000)          (123,000)         (4,246,000)         (185,000)
                                                           ----------------     --------------    ----------------    --------------
DISCONTINUED OPERATIONS
     Gain from discontinued operations                                   -                  -              67,000                 -
                                                           ----------------     --------------    ----------------    --------------
TOTAL INCOME FROM DISCONTINUED OPERATIONS                                -                  -              67,000                 -
                                                           ----------------     --------------    ----------------    --------------

NET LOSS                                                 $      (2,049,000)   $      (123,000)  $      (4,179,000)  $      (185,000)
                                                            ================     ==============    ================    =============
NET LOSS PER SHARE:
     Continued                                           $           (0.12)   $         (0.01)  $           (0.25)  $         (0.01)
     Discontinued                                                        -                  -                   -                 -
                                                            ----------------     --------------    ----------------    -------------
NET LOSS PER SHARE - basic and diluted                   $           (0.12)   $         (0.01)  $           (0.25)  $         (0.01)
                                                            ================     ==============    ================    =============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION           16,423,350         15,848,529          16,390,918        15,808,455
                                                           ================     ==============    ================    ==============
NET LOSS                                                 $      (2,049,000)   $      (123,000)  $      (4,179,000)  $      (185,000)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized loss on available-for-sale- securities          (1,301,000)          (928,000)         (1,971,000)       (1,413,000)
                                                           ----------------     --------------    ----------------    --------------

COMPREHENSIVE LOSS                                       $      (3,350,000)   $    (1,051,000)  $      (6,150,000)  $    (1,598,000)
                                                           ================     ==============    ================    ==============




                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                               Six Months Ended December 31,
                                                                                           2000                         1999
                                                                                    -----------------------     --------------------




CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                       $          (4,179,000)      $         (185,000)
                                                                                     -----------------------     -------------------
      Adjustments   to  reconcile  net  loss  to  net  cash  used  in  operating activities:
               Depreciation and amortization                                                     1,121,000                  184,000

      Changes in operating assets and liabilities:

      Increase in accounts receivable                                                           (2,190,000)                (294,000)
      Additions to capitalized software costs                                                     (126,000)                (304,000)
      (Increase) Decrease in prepaid and other current assets                                      (28,000)                 139,000
      Decrease in deposits                                                                          86,000                        -
      Increase (Decrease) in accounts payable                                                      704,000                 (225,000)
      Increase in deferred maintenance                                                             468,000                        -
      Decrease in accrued expenses and other current liabilities                                (1,072,000)                (236,000)
                                                                                     -----------------------     -------------------
               Total adjustments                                                                (1,037,000)                (736,000)
                                                                                     -----------------------     -------------------
      NET CASH USED IN OPERATING ACTIVITIES                                                     (5,216,000)                (921,000)
                                                                                     -----------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash received from purchase of subsidiary                                                  1,313,000                        -
      Cash proceeds from the sales of securities                                                         -                 (180,000)
           Cash disbursements for the purchase of securities                                       (30,000)                       -
           Capital expenditures                                                                   (284,000)                 (41,000)
      Investment in subsidiary                                                                    (316,000)                       -
      Redeemed convertible preferred stock                                                               -               (1,000,000)
      Amortization of warrants                                                                           -                  (12,000)
                                                                                     -----------------------     -------------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 683,000               (1,233,000)
                                                                                     -----------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net borrowings under bank line of credit                                                     218,000                        -
      Repayment of related party loans                                                                   -                 (100,000)
      Issuance of subsidiary securities, net of expenses                                         2,853,000                        -
      Issuance of common stock, net of expenses                                                          -                  505,000
                                                                                     -----------------------     -------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                         3,071,000                  405,000
                                                                                     -----------------------     -------------------
NET DECREASE IN CASH                                                                            (1,462,000)              (1,749,000)

      CASH AT BEGINNING OF PERIOD                                                                3,961,000                7,618,000
                                                                                     -----------------------     -------------------
      CASH AT END OF PERIOD                                                          $           2,499,000       $        5,869,000
                                                                                     =======================     ===================


                      See notes to consolidated financial statements

                       TEKINSIGHT.COM, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

For further information, refer to the annual report on Form 10-K of TekInsight.com, Inc. (the "Company"), dated October 11, 2000, as amended on October 27, 2000, for the year ended June 30, 2000, and to the Forms 8-K filed with the SEC on August 28, 2000, as amended by Form 8-K/A filed on October 27, 2000 and the 8-K filed with the SEC on January 11, 2001.

2.  Restricted Cash

At December 31, 2000, cash of $946,789 was received in connection with maintenance agreements. Such cash will become available to the Company as revenue is recognized according to the terms of the respective agreements.

3. Credit Facility

As a result of the merger with Data Systems, TekInsight Services assumed, and the Company agreed to guaranty, Data Systems' existing credit facility with Foothill Capital Corporation ("Foothill"). On September 30, 1998 Data Systems and Foothill Capital Corporation entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for a revolving line of credit not to exceed $15 million. The available line of credit at December 31, 2000, according to the collateral formula, was approximately $4,403,000, of which $3,385,000 was outstanding. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (10.5% at December 31, 2001) and have a term extending to September 30, 2001.

The assumption agreement between TekInsight and Foothill called for a new agreement to be negotiated between the parties by December 14, 2000. The parties agreed to extend the date to February 28, 2001. The parties are currently in negotiations to keep the existing agreement in place until September 30, 2001.

In connection with the Foothill Agreement, TekInsight Services is required to maintain certain financial ratios. At December 31, 2000, due primarily to the Company's loss from operations and merger related accruals, the Company was not in compliance with the EBITDA and net worth covenants. The Company has received waivers of such noncompliance from Foothill. The Foothill Agreement includes restrictions with respect to dividend distributions by Data Systems.

4. Marketable Securities

Marketable securities have been classified as available for sale securities at December 31, 2000 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At December 31, 2000, the unrealized loss on securities was $(1,005,000).

5. Commitments, Contingencies, and Other Agreements

As a result of the merger with Data Systems, the Company assumed certain commitments of Data Systems. The Company assumed termination costs of several employees in the total amount of $487,000, payable over six and twelve-month periods, of which $250,000 remained unpaid at December 31, 2000. The Company has assumed a marketing agreement with a company controlled by the prior President of Data Systems, which calls for payments of approximately $126,000 over a six-month period, with $21,000 remaining at December 31, 2000.

On July 28, 2000, a judgment was entered against Data Systems Network Corporation in favor of J. Alan Moore in Mecklenburg County Superior Court Division (Case No. 98-CVS-12286), North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. On August 24, 2000, the Company filed an appeal. The Company is currently in negotiations with the plaintiff on settlement terms.

As a result of an audit by the California State Controller's Office, Division of Audits, the Controller's Office issued a report to the effect that the subsidiary owed, and issued a Letter of Demand for, $1.3 million for alleged overpayments made to the Company during the period July 1, 1990 to June 30, 1993. On January 20, 1999, the Superior Court recommended that the overpayment determination be upheld. In March 1999, the Company's wholly-owned subsidiary filed an appeal to the Superior Court's decision with the California Court of Appeals. On January 26, 2000, the Company lost its appeal with the California Court of Appeals. The Company has provided a reserve of $1,722,000, consisting of principal and accrued interest.

In an amendment to the Azurel Pledge Security Agreement, TekInsight permitted a substitution of collateral. The shares of capital stock of the former Azurel subsidiaries pledged to secure the Credit Agreement obligations was replaced as collateral with a $1,800,000 subordinated note made by Private Label and Fashion Laboratories payable to Azurel, due in a balloon payment of all principal and accrued interest in May 2002. TekInsight is currently in the process of foreclosing on this substituted collateral securing the indebtedness evidenced by the accelerated Credit Agreement obligations and taking such other action that is appropriate to collect all of the accelerated obligations. The Company's proceedings in its foreclosure on the Note have been temporarily suspended as a result of Azurel filing on February 2, 2001 a petition for relief under the United States Bankruptcy Code ("Code") in the United States Bankruptcy Court for the District of New Jersey (Case No. 01-31034-NLW). Upon the filing of Azurel's bankruptcy petition, the Code imposed an automatic stay on the Company's collection activity with respect to the [Credit Note] until the stay is lifted. The Company intends to apply for relief from the stay in order to continue its foreclosure activity, and it is not aware of any matter which should prevent the court from lifting the automatic stay. With respect to the Company's equipment lease to and unsecured notes in its favor made by Azurel, the Company intends to pursue appropriate relief in Azurel's bankruptcy proceeding.

On April 20, 2000, TekInsight filed an action against StyleSite Marketing, or Style and its lender, First Source Financial LLP, in the United States

Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to TekInsight, the $1,000,000 purchase price paid for 10,000 shares of Style Series G Preferred Stock and shares of TekInsight common stock having a $1,000,000 market value delivered to Style in exchange for an equal market value of Style common stock under an agreement dated June 30, 1999. On June 6, 2000, Style and First Source filed a motion to dismiss the Company's complaint against them. On June 26, 2000, TekInsight filed its written submissions to vigorously oppose the motion. By decisions dated October 10, 2000 and January 2, 2001, the Bankruptcy Court dismissed the Company's complaint and denied the Company's motion for reconsideration of the dismissal decision. The Company believes that the Bankruptcy Court's decision is in error and on January 11, 2001 the Company timely filed a Notice of Appeal of the Bankruptcy Court's decision to the United States District Court for the Southern District of New York. Contractual obligations of Styles to TekInsight, including TekInsight's rights as a holder of the Preferred Stock (e.g., redemption payments), are secured by third party obligations in favor Tekinsight. In order to satisfy Style's obligations to TekInsight, TekInsight has engaged in settlement negotiations with respect to the satisfaction of such obligations.

In July 2000, the Company was named as a nominal defendant in a stockholder's derivative action brought on behalf of the Company against four of its' directors (Miletich v. Bookmeier, et al, Case No. 114972, Supreme Court of New York, New York County). The Company is vigorously defending this suit.

On January 2, 2001, the Company entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary and other provisions for termination and change in control. Under the terms of the agreement, the Company will issue stock options to the executive in an amount yet to be determined. In connection with this agreement, the Company made a loan to the Officer in the amount of $170,000.

6. Stockholders' Equity

On September 30, 2000, TekInsight received an equity investment of $3,000,000 for 1,000,000 shares of preferred stock issued by its BugSolver subsidiary. For one year, the shares are convertible at the holder's option for common shares of BugSolver at a ratio of 1:1 or redeemable at the holder's option for 1,500,000 shares of TekInsight common stock. In the event that BugSolver merges with another company, the preferred shares automatically become converted into BugSolver common shares at a ratio of 1:1. In the event that the Company issues additional BugSolver securities at a lower price during the following six months, the equity holdings of BugSolver preferred shareholders would be adjusted to reflect the price of the securities issued by BugSolver in its next offering only. In connection with this financing, a finder's fee of $150,000 was paid to a related party plus options to purchase 50,000 shares of BugSolver common stock at $3.00 per share during the next five years.

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

7.  Acquisitions

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

Goodwill was recorded in the amount of $7,009,000, which is being amortized over twenty years.

The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisition had been consummated as of July 1, 1999:

                                 Three months ended December 31,           Six months ended December 31,
                             2000                    1999                    2000                   1999
                             ----                    ----                    ----                   ----

Revenue               $        10,705,000    $          13,733,000   $         23,400,000   $         26,224,000
                      --------------------   ----------------------  ---------------------   --------------------

Net loss              $       (2,049,000)    $           (725,000)   $        (7,916,000)   $          (757,000)
                      --------------------   ----------------------  ---------------------   --------------------
Net loss per share    $            (0.12)    $              (0.04)   $             (0.48)   $             (0.04)
                      --------------------   ----------------------  ---------------------   --------------------


         On November 3, 2000, the Company entered an agreement to purchase 19.9% of the equity of LaborSoft Corporation ("LaborSoft"). LaborSoft is engaged in the development and marketing of software that enables management of union activities. In exchange for its equity interest, TekInsight has provided marketing, technical and support resources. TekInsight will act as the exclusive reseller of the LaborSoft products. TekInsight has the option to purchase 100% of the equity of LaborSoft at a total valuation of $3.3 million. As of December 31, 2000, the Company had capitalized approximately $316,000 of the investment costs associated with LaborSoft, which were provided in exchange for the equity received.

8. Business Segments

         TekInsight's operations are organized along its product lines and include two segments - the government services segment and the support technologies segment. The following table provides selected financial data for TekInsight's business segments (in thousands of dollars):

                                                              Reportable Business Segments
                                                    -------------------------------------------------------
                                                      Government          Support
                                                       Services         Technologies           Total

Three months ended December 31, 2000

Sales to external customers                                $ 10,705             $    -           $  10,705
Operating income(loss)                                          175                (737)              (562)
Research and development                                        107                 564                671
Depreciation and amortization expense                           641                  65                706
Net interest expense (income)                                   115                  (5)               110
Segment net assets                                            1,177              17,662             18,839
Capital expenditures                                           (15)                  29                 14

Six months ended December 31, 2000
Sales to external customers                                $ 18,852               $  -            $ 18,852

Operating income(loss)                                           (8)             (1,454)            (1,462)
Research and development                                        242               1,262              1,504
Depreciation and amortization expense                           973                 148              1,121
Net interest expense (income)                                   164                  (5)               159
Capital expenditures                                            151                 133                284

The prior year segment information is not presented, since the Government Services segment commenced on August 14, 2000.

9. Stock Option Plan

     During the quarter ended December 31, 2000, the Company granted options to purchase appoximately 520,000 shares of the Company's common stock at $1.25 per share, pursuant to the 1992 Emplyee Stock Option Plan. These options were granted to all employees, except for executive management.


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

RESULTS OF OPERATIONS

The three months ended December 31, 2000 (the "2000 Three Month Period") as compared to the three months ended December 31, 1999 (the " 1999 Three Month
Period") and the six months ended December 31, 2000 (the "2000 Six Month period") as compared to the six months ended December 31, 1999 ( the "1999 Six Month Period").

         Revenues for the 2000 Three Month Period increased to approximately $10,705,000 from approximately $474,000 for the 1999 Three Month Period. Revenues for the 2000 Six Month Period increased to $18,852,000 from approximately $962,000 for the 1999 Six Month Period. These increases were primarily due to the August 14, 2000 merger with Data Systems. The revenue mix of product and services was 48% and 52%, respectively, for the 2000 Three Month Period and 50.4% and 49.6%, respectively, for the 2000 Six Month Period.

         Cost of revenues for the 2000 Three Month Period increased to approximately $8,336,000 from approximately $250,000 for the 1999 Three Month Period. Cost of revenues for the 2000 Six Month Period increased to approximately $14,632,000 from approximately $459,000 for the 1999 Six Month Period. The cost of revenue percentage increased to 77.8% for the 2000 Three Month Period from 52.7% for the 1999 Three Month Period. The 2000 Six Month Period cost of revenue percentage increased to 77.6% from 47.8% for the 1999 Six Month Period. This increase was due to the August 14, 2000 merger with Data Systems. The nature of revenues, and the costs thereof, has changed substantially from the prior year periods compared above. During the current fiscal year, revenues are predominately from services and products sold to government customers. The revenues generated from product sales normally produce a lower gross margin percentage when compared to those of service revenues. During the prior fiscal year, revenues were predominately from consulting services rendered by the Company's development group. For the 2000 Three month Period, the product cost of revenue was 85.6% of such sales and the service costs of revenue were 70.7% of such sales. During the 2000 Six Month period, the product cost of revenue was 83.7% of such sales and the service costs of revenue were 71.3% of such sales.

         Selling,  general and administrative  expenses for the 2000 Three Month

Period increased to approximately $2,931,000 from approximately $420,000 for the 1999 Three Month Period. The 2000 Six Month Period increased to approximately $5,682,000 from $782,000 for the 1999 Six Month Period. This increase was due to the August 14, 2000 merger with Data Systems, which brought with it a corporate infrastructure, including the functions of finance, purchasing, human resources, sales and marketing. In addition, TekInsight hired outside consultants to assist in developing the sales strategy and marketing efforts needed to bring TekInsight's products and services to the market.

         Research and development expense for the 2000 Three Month Period increased to approximately $671,000 from approximately $38,000 for the 1999 Three Month Period. The 2000 Six Month Period increased to approximately $1,504,000 from $174,000 for the 1999 Six Month Period. The increase is due to the costs associated with the enhancements to the BugSolver product and the development costs for the Company's eGovernment modules. Previously, TekInsight capitalized the BugSolver costs during the developmental stage and, now that the product is being introduced to market, the costs are expensed when incurred. The eGovernment module development costs which began in the 2000 Three Month Period will continue during the following quarter.

         Depreciation and amortization expense for the 2000 Three Month Period increased to approximately $706,000 from approximately $20,000 for the 1999 Three Month Period. The 2000 Six Month Period increased to approximately $1,121,000 from $26,000 for the 1999 Six Month Period. This increase was due to the August 14, 2000 merger with Data Systems, which resulted in increased amortization expense on intangible assets.

         Interest income for the 2000 Three Month Period decreased to approximately $37,000 from approximately $38,000 for the 1999 Three Month Period. The 2000 Six Month Period decreased to $76,000 from $201,000 for the 1999 Six Month Period. This decrease is attributable to decreased interest earned on the certificates of deposit investments, resulting from diminished working capital. Interest expense for the 2000 Three Month Period and the 2000 Six Month Period was approximately $147,000 and $235,000 respectively. This expense is a result of the line credit facility acquired in the August 14, 2000 Data Systems merger (See Note 3 "Credit Facility").

         The net loss of $2,049,000 for the 2000 Three Month Period and $4,179,000 for the 2000 Six Month Period, as compared to a net loss of $123,000 and $185,000 for the comparable prior year periods, is primarily due to marketing and development costs associated with the Company's ProductivIT product and to corporate administrative costs associated with that subsidiary.

Liquidity and Capital Resources

         As of December 31, 2000 the Company had a working capital deficiency of approximately $5,508,000, compared to working capital of $1,801,000 at June 30, 2000. This decrease in working capital is primarily due to the consolidation with Data Systems, as a result of the merger, and to losses from operations of approximately $4,246,000 for the six-month period. In the merger, TekInsight assumed approximately $7,353,000 in current assets, subject to current liabilities of approximately $13,765,000.

         The Company's Services group is currently producing profits from its operations. The BugSolver subsidiary is investing in the market introduction of its products, and will continue to require funding for the next few fiscal quarters. The Company is also investing in the development of its eGovernment modules and the related marketing costs for introducing and selling these products. Investment in new technologies and products continues at approximately the same rate as in prior quarters. With the formation of multiple products and service offerings, and the organizations to support and market these products and services, the Company has expanded its management and administrative infrastructure, and has established a corporate office in Irvine, California. Based on these factors, management believes that the Company will incur losses from overall operations during at least the next two fiscal quarters; however, such losses are anticipated to diminish with the commencement of revenues generated from software product sales, as well as from increased service offerings.

     The existing credit facility with Foothill Capital Corporation ("Foothill") provides for a revolving line of credit not to exceed $15 million. The available line of credit at December 31, 2000, according to the collateral formula, was approximately $4,403,000, of which $3,385,000 was outstanding. The assumption agreement between TekInsight and Foothill called for a new agreement to be negotiated between the parties by December 14, 2000. The parties agreed to extend the date for a new agreement to February 28, 2001. The parties are currently in negotiations to keep the existing agreement in place until September 30, 2001, rather than create a new agreement before the end of the current agreement term.

     On November 3, 2000, the Company entered an agreement to purchase 19.9% of the equity of LaborSoft Corporation ("LaborSoft"). LaborSoft is engaged in the development and marketing of software that enables management of union activities. In exchange for its equity interest, TekInsight is providing marketing, technical and support resources. TekInsight has the option to purchase 100% of the equity of LaborSoft at a total valuation of $3.3 million. The Company has capitalized approximately $316,000 of the investment costs associated with LaborSoft, which have been provided in exchange for the equity received.

     On January 2, 2001, the Company entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary and other provisions for termination and change in control. Under the terms of the agreement, the Company will issue stock options to the executive in an amount yet to be determined. In connection with this agreement, the Company made a loan to the Officer in the amount of $170,000.

     On July 28,  2000, a judgment  was entered  against  Data  Systems  Network
Corporation  in  favor  of J.  Alan  Moore  of  $572,000  (See  PART  II.  Legal
Proceedings). The Company is currently in negotiations with the plaintiff on settlement terms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On July 28, 2000, a judgment was entered against Data Systems Network Corporation in favor of J. Alan Moore in Mecklenburg County Superior Court Division (Case No. 98-CVS-12286), North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. On August 24, 2000, the Company filed an appeal. The Company is currently in negotiations with the plaintiff on settlement terms.

     In an amendment to the Azurel Pledge Security Agreement, TekInsight permitted a substitution of collateral. The shares of capital stock of the former Azurel subsidiaries pledged to secure the Credit Agreement obligations was replaced as collateral with a $1,800,000 subordinated note made by Private Label and Fashion Laboratories payable to Azurel, due in a balloon payment of all principal and accrued interest in May 2002. TekInsight is currently in the process of foreclosing on this substituted collateral securing the indebtedness evidenced by the accelerated Credit Agreement obligations and taking such other action that is appropriate to collect all of the accelerated obligations. The Company's proceedings in its foreclosure on the Note have been temporarily suspended as a result of Azurel filing on February 2, 2001 a petition for relief under the United States Bankruptcy Code ("Code") in the United States Bankruptcy Court for the District of New Jersey (Case No. 01-31034-NLW). Upon the filing of Azurel's bankruptcy petition, the Code imposed an automatic stay on the Company's collection activity with respect to the [Credit Note] until the stay is lifted. The Company intends to apply for relief from the stay in order to continue its foreclosure activity, and it is not aware of any matter which should prevent the court from lifting the automatic stay. With respect to the Company's equipment lease to and unsecured notes in its favor made by Azurel, the Company intends to pursue appropriate relief in Azurel's bankruptcy proceeding.

On April 20, 2000, TekInsight filed an action against StyleSite Marketing, or Style and its lender, First Source Financial LLP, in the United States Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to TekInsight, the $1,000,000 purchase price paid for 10,000 shares of Style Series G Preferred Stock and shares of TekInsight common stock having a $1,000,000 market value delivered to Style in exchange for an equal market value of Style common stock under an agreement dated June 30, 1999. On June 6, 2000, Style and First Source filed a motion to dismiss the Company's complaint against them. On June 26, 2000, TekInsight filed its written submissions to vigorously oppose the motion. By decisions dated October 10, 2000 and January 2, 2001, the Bankruptcy Court dismissed the Company's complaint and denied the Company's motion for reconsideration of the dismissal decision. The Company believes that the Bankruptcy Court's decision is in error and on January 11, 2001 the Company timely filed a Notice of Appeal of the Bankruptcy Court's decision to the United States District Court for the Southern District of New York. Contractual obligations of Styles to TekInsight, including TekInsight's rights as a holder of the Preferred Stock (e.g., redemption payments), are secured by third party obligations in favor of Tekinsight. In order to satisfy Style's obligations to TekInsight, TekInsight has engaged in settlement negotiations with respect to the satisfaction of such obligations.

In July 2000, the Company was named as a nominal defendant in a stockholder's derivative action brought on behalf of the Company against four of its' directors (Miletich v. Bookmeier, et al, Case No. 114972, Supreme Court of New York, New York Country). The company is vigorously defending this suit.


Item 5 - Other Information

     On January 2, 2001, the Company entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary and other provisions for termination and change on control. Under the terms of the agreement, the Company will issue stock options to the executive in an amount yet to be determined . In connection with this agreement, the Company made a loan to the Officer in the amount of $170,000.

Item 6 - Exhibits and reports on Form 8-K

(a)      Exhibits

Exhibit 10.42 - Equity Agreement dated November 3, 2000 between the Company and LaborSoft Corporation.

Exhibit 10.43 - Amendment No. 1 to Amendment No. 6 and Waiver to Loan and Security Agreement dated December 12, 2000 between TekInsight Services, Inc. and Foothill Capital Corporation.

Exhibit 10.44 - Amendment No. 2 to Amendment No. 8 and Waiver to Loan and Security Agreement dated December 29, 2000 between TekInsight Services, Inc. and Foothill Capital Corporation.

Exhibit 10.45 - Amendment No. 3 to Amendment No. 8 and Waiver to Loan and Security Agreement dated January 12, 2001 between TekInsight Services, Inc. and Foothill Capital Corporation.

Exhibit 10.46 - Amendment No. 4 to Amendment No. 8 and Waiver to Loan and Security Agreement dated January 26, 2001 between TekInsight Services, Inc. and Foothill Capital Corporation.

Exhibit 10.47 - BugSolver.com, Inc. Series A Preferred Stock Purchase Agreement dated September 30, 2000 among BugSolver.com, Inc,
TekInsight.com, Inc. and Purchasers.

Exhibit 10.48 - Certificate of Designations of Bugsolver.com, Inc. dated September 30, 2000.

Exhibit 10.49 - BugSolver.com, Inc. Shareholders agreement dated
September 30, 2000 among BugSolver.com, Inc, TekInsight.com, Inc. and
Purchasers.

Exhibit 27 - Financial data schedule

         (b)  Reports on Form 8-K

During the quarter ended December 31, 2000, the Company made the following filings on Form 8-K: Report on Form 8-K/A on October 27, 2000 with respect to
Item 2, "Acquisitions or Dispositions".

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