Form 10-K/A
period 2000-09-30
TEKINSIGHT COM INC
filed 2001-02-23
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-K/A

                                (Amendment No. 2)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year ended June 30, 2000

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act OF 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the Past 90 days. Yes X no __

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-k or any amendment to this form 10-K. X

The aggregate market value of the voting stock held by non-affiliates for the issuer as of October 23, 2000 was approximately $ 16,455,000

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of October 23, 2000 was 16,293,620.

Documents incorporated by reference: None

                              REASON FOR AMENDMENT

This Amendment No. 2 to Report on Form 10-K/A filed by TekInsight.Com, Inc. for the Annual Period ended June 30, 2000 is filed for the purpose of correcting an error that appears in Part IV, Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" originally filed by Tekinsight.Com, Inc. in the Report on Form 10-K/A (Amendment No. 1) for the Annual Period ended June 30, 2000 (the "Original Filing"). In such section of the Original Filing, the Exhibit 10.40, "Employment Agreement, dated as of August 14, 2000, between TekInsight.com, Inc. and James Linesch" was not the correct exhibit. The exhibit filed evidenced a prior version of the Employment Agreement with Mr. Linesch and was not the actual agreement that was signed by TekInsight.com, Inc. and Mr. Linesch. The
Exhibit 10.40, "Employment Agreement, dated as of August 14, 2000, between TekInsight.com, Inc. and James Linesch" that is filed as part of this Amendment No. 2 to Report on Form 10-K/A filed by TekInsight.Com, Inc. for the Annual Period ended June 30, 2000 is the correct exhibit that evidences the version of the agreement that was actually signed by TekInsight.com, Inc. and Mr. Linesch.


PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports

         ( c)     Exhibits

NUMBER            DESCRIPTION OF EXHIBIT

10.40 Employment Agreement, dated as of August 14, 2000, between TekInsight.com, Inc. and James Linesch


                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

DATED: FEBRUARY 23, 2001

TEKINSIGHT.COM, INC.


BY:/s/Steven J. Ross
----------------------------
Steven J. Ross, President