Form 10-Q
period 2001-03-31
TEKINSIGHT COM INC
filed 2001-05-15
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

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






     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of May 15, 2001 was 19,391,550.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          Number

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 2001
              and June 30, 2000                                                3

         Consolidated Statement of Operations - For the three
              and nine months ended March 31, 2001 and 2000                    4

         Consolidated Statement of Cash Flows - For the
              nine months ended March 31, 2001 and 2000                        5

         Notes to Consolidated Financial Statements                       6 - 10

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                     11 - 13


PART II - OTHER INFORMATION                                              13 - 15
         Item 2. Changes in Securities and Use of Proceeds
         Item 5. Other Information
         Item 6.  Exhibits

SIGNATURE                                                                     16

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        Unaudited                    Audited
                                                                                        March 31,                   June 30,
                                                       ASSETS                              2001                       2000
                                                       ------
                                                                                  -----------------------     ----------------------
CURRENT ASSETS:
      Cash                                                                     $               1,591,000   $              3,961,000
      Accounts receivable, net of allowance for doubtful accounts $327,000
          and $123,000 as of March 31, 2001 and June 30, 2000 respectively                     6,397,000                    349,000
      Prepaid expenses and other assets                                                        1,853,000                    380,000
                                                                                  -----------------------     ----------------------
               TOTAL CURRENT ASSETS                                                            9,841,000                  4,690,000

LONG-TERM NOTE RECEIVABLE                                                                      1,500,000                  1,800,000

INVESTMENTS - Marketable Securities                                                            1,127,000                  3,629,000

PROPERTY AND EQUIPMENT,
      net of accumulated depreciation of $2,231,000 and $80,000, respectively                    594,000                    112,000

CAPITALIZED SOFTWARE COSTS, net                                                                1,253,000                  1,100,000

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $965,140                            9,845,000                          -

PURCHASED SOFTWARE, net of accumulated amortization $108,502                                     581,000                          -

INTANGIBLE ASSETS, net of accumulated                                                          8,573,000                  1,148,000
      amortization of $290,866

INVESTMENT IN SUBSIDIARY AT COST                                                                 456,000                          -

DEPOSITS AND OTHER ASSETS                                                                        680,000                     46,000
                                                                                  -----------------------     ----------------------
                                                                               $              34,450,000   $             12,525,000
                                                                                  =======================     ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILTIES:
      Accounts payable                                                         $               8,323,000   $                770,000
      Line of Credit                                                                           1,798,000                          -
      Deferred Maintenance                                                                     1,228,000                          -
      State audit reserves                                                                     1,774,000
      Accrued expenses                                                                         3,726,000                  2,119,000
                                                                                  -----------------------     ----------------------
               TOTAL CURRENT LIABILITIES                                                      16,849,000                  2,889,000
                                                                                  -----------------------     ----------------------
LONG TERM NOTES PAYABLE, net of current portion                                                   18,000                     18,000
                                                                                  -----------------------     ----------------------
MINORITY INTEREST IN SUBSIDIARY                                                                  222,000                          -
                                                                                  -----------------------     ----------------------
COMMINTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value,  10,000,000 shares authorized,
      2,189,800
         shares issued and outstanding as of March 31, 2001.                                       1,000                          -
      Common stock, $.0001 par value,  100,000,000 shares authorized,
      17,313,350                                                                                       -
        and 16,293,620 shares issued and outstanding as of March 31, 2001 and
        June 30, 2000.                                                                             2,000                      2,000
      Additional paid-in capital                                                              37,081,000                 20,763,000
      Unrealized (loss) gain on securities                                                    (1,043,000)                   964,000
      Accumulated deficit                                                                    (18,680,000)               (12,111,000)
                                                                                  ------------------------   -----------------------
               TOTAL STOCKHOLDERS' EQUITY                                                     17,361,000                  9,618,000
                                                                                  -----------------------     ----------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $              34,450,000   $             12,525,000
                                                                                  =======================     ======================


                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three Months Ended             For the Nine Months Ended
                                                              March 31,           March 31,          March 31,          March 31,
                                                           ---------------- --- -------------- -- ---------------- -- --------------
                                                                2001                2000               2001               2000
                                                           ----------------     --------------    ----------------    --------------
REVENUES:

     Product Revenue                                    $        7,549,000   $              -  $       17,064,000  $              -
     Service Revenue                                             5,179,000            567,000          14,517,000         1,529,000
                                                           ----------------     --------------    ----------------    --------------
              Total revenues                                    12,728,000            567,000          31,581,000         1,529,000
                                                           ----------------     --------------    ----------------    --------------

COST OF REVENUES:
     Cost of product                                             6,220,000                  -          14,193,000                 -
     Cost of service                                             4,055,000            251,000          10,713,000           894,000
                                                           ----------------     --------------    ----------------    --------------
     Total cost of revenues                                     10,275,000            251,000          24,906,000           894,000
                                                           ----------------     --------------    ----------------    --------------
GROSS PROFIT                                                     2,453,000            316,000           6,675,000           635,000
                                                           ----------------     --------------    ----------------    --------------


OPERATING EXPENSES:
     Selling expenses                                            2,193,000             16,000           6,017,000            48,000
     General and administrative expenses                           900,000            706,000           2,762,000         1,273,000
     Research and development                                      603,000            159,000           2,107,000           333,000
     Depreciation and amortization                                 674,000              4,000           1,794,000            30,000
                                                           ----------------     --------------    ----------------    --------------
              Total operating expenses                           4,370,000            885,000          12,680,000         1,684,000
                                                           ----------------     --------------    ----------------    --------------
LOSS FROM OPERATIONS                                            (1,917,000)          (569,000)         (6,005,000)       (1,049,000)
                                                           ----------------     --------------    ----------------    --------------
OTHER INCOME (EXPENSE):
     Gain on sale of marketable securities                               -                  -                   -            94,000
     Interest Expense                                             (133,000)                 -            (367,000)                -
     Interest Income                                                18,000            178,000              94,000           379,000
     Other income (expense)                                       (350,000)                 -            (350,000)                -
                                                           ----------------     --------------    ----------------    --------------
                                                                  (465,000)           178,000            (623,000)          473,000
                                                           ----------------     --------------    ----------------    --------------
LOSS FROM CONTINUING OPERATIONS                                 (2,382,000)          (391,000)         (6,628,000)         (576,000)
                                                           ----------------     --------------    ----------------    --------------
DISCONTINUED OPERATIONS
     Gain (Loss) from discontinued operations                       (8,000)            132,000              59,000           132,000
                                                           ----------------     --------------    ----------------    --------------
TOTAL INCOME FROM DISCONTINUED OPERATIONS                           (8,000)            132,000              59,000           132,000
                                                           ----------------     --------------    ----------------    --------------
NET LOSS                                                $       (2,390,000)   $      (259,000)  $      (6,569,000)  $      (444,000)
                                                           ================     ==============    ================    ==============

NET LOSS PER SHARE:
     Continued                                          $            (0.14)   $         (0.02)  $           (0.40)  $         (0.04)
     Discontinued                                                        -                  -                   -              0.01
                                                           ----------------     --------------    ----------------    --------------

NET LOSS PER SHARE - basic and diluted                  $            (0.14)   $         (0.02)  $           (0.40)  $         (0.03)
                                                           ================     ==============    ================    ==============


WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION           16,868,000          15,856,00          16,550,000        15,824,000
                                                           ================     ==============    ================    ==============

NET LOSS                                                $       (2,390,000)   $      (259,000)  $      (6,569,000)  $      (444,000)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized gain (loss) on available-for-sale-
     securities                                                    (38,000)          (148,000)         (2,007,000)       (1,561,000)
                                                           ----------------     --------------    ----------------    --------------
COMPREHENSIVE LOSS                                      $       (2,428,000)   $      (407,000)  $      (8,576,000)  $    (2,005,000)
                                                           ================     ==============    ================    ==============

                 See notes to consolidated financial statements

                                       TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                             Nine Months Ended March 31,
                                                                                         2001                         2000
                                                                                -----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $             (6,569,000)   $              (444,000)
                                                                                -----------------------     ----------------------
       Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and amortization                                                       1,796,000                    419,000

         Reserve for valuation of note receivable                                              300,000                          -

         Other non-cash asset writeoff                                                          50,000                          -

      Changes in operating assets and liabilities:

         Increase in accounts receivable                                                    (1,113,000)                  (525,000)

         Additions to capitalized software costs                                              (330,000)                  (401,000)

         (Increase) Decrease in prepaid and other current assets                              (368,000)                  (120,000)

         Decrease in deposits                                                                  123,000                          -

         Increase (Decrease) in accounts payable                                             1,672,000                   (224,000)

         Increase in deferred maintenance                                                       34,000                          -

         Decrease in accrued expenses and other current liabilities                           (829,000)                   (12,000)
                                                                                -----------------------     ----------------------
               Total adjustments                                                             1,335,000                   (863,000)
                                                                                -----------------------     ----------------------
      NET CASH USED IN OPERATING ACTIVITIES                                                 (5,234,000)                (1,307,000)
                                                                                -----------------------     ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                -

      Cash received from purchase of subsidiary                                              1,313,000                          -

      Cash proceeds from the sales of securities                                                     -                   (180,000)

      Cash disbursements for the purchase of securities                                        (30,000)                         -

      Capital expenditures                                                                    (335,000)                   (73,000)

      Investment in subsidiary                                                                (456,000)                         -

      Redeemed convertible preferred stock                                                           -                 (1,000,000)

      Amortization of warrants                                                                       -                   (250,000)
                                                                                -----------------------     ----------------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             492,000                 (1,503,000)
                                                                                -----------------------     ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayments under bank line of credit                                              (1,369,000)                         -

      Repayment of related party loans                                                               -                   (100,000)

      Issuance of subsidiary securities, net of expenses                                     2,851,000                          -

      Issuance of common stock, net of expenses                                                890,000                    590,000
                                                                                -----------------------     ----------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                     2,372,000                    690,000
                                                                                -----------------------     ----------------------
NET DECREASE IN CASH                                                                        (2,370,000)                (2,120,000)

      CASH AT BEGINNING OF PERIOD                                                            3,961,000                  7,618,000
                                                                                -----------------------     ----------------------
      CASH AT END OF PERIOD                                                  $               1,591,000   $              5,498,000
                                                                                =======================     ======================

                 See notes to consolidated financial statements

                       TEKINSIGHT.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)

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

2.  Restricted Cash

At March 31, 2001, cash of $791,322 was received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements.

3. Credit Facility

As a result of the merger with Data Systems, TekInsight Services assumed, and the Company agreed to guaranty, Data Systems' existing credit facility with Foothill Capital Corporation ("Foothill"). On September 30, 1998 Data Systems and Foothill Capital Corporation entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for a revolving line of credit not to exceed $15 million. The available line of credit at March 31, 2001, according to the collateral formula, was approximately $ 3,726,000, of which $1,798,000 was outstanding. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (9.0% at March 31, 2001) and have a term extending to March 31, 2002.

The parties have agreed to extend the existing agreement as amended on March 30, 2001 for period of twelve months ending March 31, 2002.

In connection with the Foothill Agreement, TekInsight Services is required to maintain certain financial ratios. Pursuant to the March 30, 2001 amendment, Foothill has deferred compliance of such covenants until June 30, 2001.



4. Marketable Securities

Marketable securities have been classified as available for sale securities at March 31, 2001 and, accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At March 31, 2001, the unrealized loss on securities was $(1,043,000).

5. Commitments, Contingencies, and Other Agreements

On July 28, 2000, a judgment was entered against Data Systems Network Corporation in favor of J. Alan Moore in Mecklenburg County Superior Court Division (Case No. 98-CVS-12286), North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. While the Company has appealed this decision, accruals for this contingency have been established in an aggregate amount of approximately $700,000. The Company is in negotiations with the plaintiff on settlement terms.

In a matter relating to prior business of the Company, divested in 1997, the Company was subject to an adverse judgment from the California Court of Appeals on January 26, 2000, as a result of an audit by the California State Controller's Office, Division of Audits. The Company has provided a reserve of $1,774,000, consisting of principal and accrued interest.

In an amendment to the Azurel Pledge Security Agreement, TekInsight permitted a substitution of collateral. The shares of capital stock of the former Azurel subsidiaries pledged to secure the Credit Agreement obligations was replaced as collateral with a $1,800,000 subordinated note made by Private Label and Fashion Laboratories payable to Azurel, due in a balloon payment of all principal and accrued interest in May 2002. TekInsight is currently in the process of foreclosing on this substituted collateral securing the indebtedness evidenced by the accelerated Credit Agreement obligations and taking such other action that is appropriate to collect all of the accelerated obligations. The Company's proceedings in its foreclosure on the Note have been temporarily suspended as a result of Azurel filing on February 2, 2001 a petition for relief under the United States Bankruptcy Code ("Code") in the United States Bankruptcy Court for the District of New Jersey (Case No. 01-31034-NLW). Upon the filing of Azurel's bankruptcy petition, the Code imposed an automatic stay on the Company's collection activity with respect to the Credit Note until the stay is lifted. The Company intends to apply for relief from the stay in order to continue its foreclosure activity, and it is not aware of any matter which should prevent the court from lifting the automatic stay. With respect to the Company's equipment lease to and unsecured notes in its favor made by Azurel, the Company intends to pursue appropriate relief in Azurel's bankruptcy proceeding. During the quarter ended March 31, 2001, the Company established a reserve against the subordinated note receivable of $300,000.

On April 20, 2000, TekInsight filed an action against StyleSite Marketing, or Style and its lender, First Source Financial LLP, in the United States Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to TekInsight, the $1,000,000 purchase price paid for 10,000 shares of Style Series G Preferred Stock and shares of TekInsight common stock having a $1,000,000 market value delivered to Style in exchange for an equal market value of Style common stock under an agreement dated June 30, 1999. On June 6, 2000, Style and First Source filed a motion to dismiss the Company's complaint against them. On June 26, 2000, TekInsight filed its written submissions to vigorously oppose the motion. By decisions dated October 10, 2000 and January 2, 2001, the Bankruptcy Court dismissed the Company's complaint and denied the Company's motion for reconsideration of the dismissal decision. ___ The Company believes that the Bankruptcy Court's decision is in error and on January 11, 2001 the Company timely filed a Notice of Appeal of the Bankruptcy Court's decision to the United States District Court for the Southern District of New York. Contractual obligations of Style to TekInsight, including TekInsight's rights as a holder of the Preferred Stock (e.g., redemption payments), are secured by third party obligations in favor of TekInsight. In order to satisfy Style's obligations to TekInsight, TekInsight has engaged in settlement negotiations with respect to the satisfaction of such obligations.

In July 2000, the Company was named as a nominal defendant in a stockholder's derivative action brought on behalf of the Company against four of its' directors (Miletich v. Bookmeier, et al, Case No. 114972, Supreme Court of New York, New York County). The Company is vigorously defending this suit.

On January 2, 2001, the Company entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary and other provisions for termination and change in control. Under the terms of the agreement, the Company issued stock options to the executive for 400,000 shares of its common stock, and made a secured loan for $170,000 due December 28, 2001.

6. Stockholders' Equity

On September 30, 2000, TekInsight received an equity investment of $3,000,000 for 1,000,000 shares of preferred stock issued by a subsidiary. For one year, the shares are convertible at the holder's option for 1,500,000 shares of TekInsight common stock. In connection with this financing, a finder's fee of $150,000 was paid to a director, plus options to purchase 50,000 shares of BugSolver common stock at $3.00 per share during the next five years.

In March 2001, the Company sold 2,718,550 shares of its common stock for $1.00 per share. At March 31, 2001, 890,000 of such shares were recorded as outstanding, based on cash receipts for the shares. Subsequent to March 31, 2001, $800,000 has been paid, with $1,028,550 forthcoming. In connection with these placements, the Company paid to a director a fee of 7% in cash, and issued options to purchase 271,855 shares of its common stock, under the 1992 Stock Option Plan (see footnote 9. Stock Option Plan).

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


The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisition had been consummated as of July 1, 1999:




                                  Three months ended March 31,              Nine months ended March 31,
                             2001                    2000                    2001                   2000
                             ----                    ----                    ----                   ----

Revenue             $          12,728,000 $             13,822,000$            36,129,000 $           40,046,000
                      --------------------   ----------------------  ---------------------   --------------------

Net loss            $         (2,390,000) $              (920,000)$          (10,587,000) $          (1,678,000)
                      --------------------   ----------------------  ---------------------   --------------------

Net loss per share  $              (0.14) $                 (0.06)$                (0.61) $               (0.11)
                      --------------------   ----------------------  ---------------------   --------------------

                                       8

         On November 3, 2000, the Company entered into an agreement to purchase 19.9% of the equity of LaborSoft Corporation ("LaborSoft"). The Company is currently negotiating the ongoing terms of its relationship with LaborSoft, since certain terms of the investment and partnership, relating to the in-kind investment, terminated on March 31, 2001. Proposals have been made for continued infrastructure services provided by the Company to LaborSoft, on a fee for service basis. The Company will continue to act as the exclusive reseller of the LaborSoft products. As of March 31, 2001, the Company had capitalized approximately $456,000 of the investment costs associated with LaborSoft, which was provided in exchange for the equity received.


     On April 25, 2001 the Company signed a definitive agreement to merge with DynCorp's state government services subsidiary, DynCorp Management Resources
(DMR). Under the terms of the proposed transaction, which must be approved by TekInsight shareholders and is subject to specified contingencies, TekInsight will issue new shares of a newly created Class B Common Stock as consideration for the transaction. Upon completion, DynCorp will hold approximately 40 percent of TekInsight's fully-diluted common equivalent shares as defined. DynCorp's, DMR subsidiary provides a variety of information technology and business process outsourcing services.


8. Business Segments
   ------------------

         TekInsight's operations are organized along its product lines and include two segments - the government services segment and the support technologies segment. The following table provides selected financial data for TekInsight's business segments (in thousands of dollars):

                                                              Reportable Business Segments
                                                   ----------------- ------------------- ------------------
                               Government Support
                                                       Services         Technologies           Total
Three months ended March 31, 2001
---------------------------------
Sales to external customers                                $ 12,728               $   -           $ 12,728
Research and development                                        149                 454                603
Depreciation and amortization expense                           606                  68                674
Operating Loss                                                (728)             (1,189)            (1,917)
Net interest expense (income)                                   115                   -                115
Total assets                                                 33,331              11,139             34,450
Capital expenditures                                             54                   -                 54

Nine months ended March 31, 2001
--------------------------------
Sales to external customers                                $ 31,581              $    -           $ 31,581
Research and development                                        391               1,716              2,107
Depreciation and amortization expense                         1,578                 216              1,794
Operating Loss                                               (1,952)             (4,053)            (6,005)
Net interest expense (income)                                   278                 (5)                273
Capital expenditures                                            203                 132                335


The prior year segment information is not presented, since the Government Services segment commenced on August 14, 2000.

9.  Stock Option Plan

         During the quarter ended March 31, 2001, the Company granted options to purchase 1,296,855 shares of the Company's common stock at $1.25 per share, the market price, pursuant to the 1992 Employee Stock Option Plan. Additionally, the Company issued 106,500 non-qualified stock options outside the 1992 Employee Stock Option Plan, at market prices, in exchange for services rendered.
                                       9

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


RESULTS OF OPERATIONS

The three months ended March 31, 2001 (the "2001 Three Month Period") as compared to the three months ended March 31, 2000 (the " 2000 Three Month Period") and the nine months ended March 31, 2001 (the "2001 Nine Month period") as compared to the Nine months ended March 31, 2000 (the "2000 Nine Month Period").

         Revenues for the 2001 Three Month Period increased to approximately $12,728,000 from approximately $567,000 for the 2000 Three Month Period. Revenues for the 2001 Nine Month Period increased to $31,581,000 from approximately $1,529,000 for the 2000 Nine Month Period. These increases were primarily due to the August 14, 2000 merger with Data Systems. The revenue mix of product and services was 59% and 41%, respectively, for the 2001 Three Month Period and 54% and 46%, respectively, for the 2001 Nine Month Period.

         Cost of revenues for the 2001 Three Month Period increased to approximately $10,275,000 from approximately $251,000 for the 2000 Three Month Period. Cost of revenues for the 2001 Nine Month Period increased to approximately $24,906,000 from approximately $894,000 for the 2000 Nine Month Period. The cost of revenue percentage increased to 81.0% for the 2001 Three Month Period from 44.3% for the 2000 Three Month Period. The 2001 Nine Month Period cost of revenue percentage increased to 78.9% from 58.5% for the 2000 Nine Month Period. This increase was due to the August 14, 2000 merger with Data Systems. The nature of revenues, and the costs thereof, has changed substantially from the prior year periods compared above. During the current fiscal year, revenues are predominately from services and products sold to government customers. The revenues generated from product sales normally produce a lower gross margin percentage when compared to those of service revenues. During the prior fiscal year, revenues were predominately from consulting services rendered by the Company's development group. For the 2001 Three month Period, the product cost of revenue was 82.3% of such sales and the service costs of revenue were 78.2% of such sales. During the 2001 Nine Month period, the product cost of revenue was 83.2% of such sales and the service costs of revenue were 73.7% of such sales.

         Selling, general and administrative expenses for the 2001 Three Month

Period increased to approximately $3,093,000 from approximately $722,000 for the 2000 Three Month Period. The 2001 Nine Month Period increased to approximately $8,779,000 from $1,321,000 for the 2000 Nine Month period. This increase was due to the August 14, 2000 merger with Data Systems, which brought with it a corporate infrastructure, including the functions of finance, purchasing, human resources, sales and marketing. In addition, TekInsight hired outside consultants to assist in developing the sales strategy and marketing efforts needed to bring TekInsight's products and services to the market.

         Research and development expense for the 2001 Three Month Period increased to approximately $603,000 from approximately $159,000 for the 2000 Three Month Period. The 2001 Nine Month Period increased to approximately $2,107,000 from $333,000 for the 2000 Nine Month Period. The increase is due to the costs associated with the enhancements to the BugSolver product and the development costs for the Company's eGovernment modules. Previously, TekInsight capitalized the BugSolver costs during the developmental stage and, now that the product is being introduced to market, the costs are expensed when incurred. The eGovernment module development costs incurred in the 2001 Three Month Period will continue during the following quarter.

         Depreciation and amortization expense for the 2001 Three Month Period increased to approximately $674,000 from approximately $4,000 for the 2000 Three Month Period. The 2001 Nine Month Period increased to approximately $1,794,000 from $30,000 for the 2000 Nine Month Period. This increase was due to the August 14, 2000 merger with Data Systems, which resulted in increased amortization expense on intangible assets.

         Interest income for the 2001 Three Month Period decreased to approximately $18,000 from approximately $178,000 for the 2000 Three Month Period. The 2001 Nine Month Period decreased to $94,000 from $379,000 for the 2000 Nine Month Period. This decrease is attributable to decreased interest earned on the certificates of deposit investments, resulting from diminished working capital. Interest expense for the 2001 Three Month Period and the 2001 Nine Month Period was approximately $133,000 and $367,000 respectively. This expense is a result of the credit line facility acquired in the August 14, 2000 Data Systems merger (See Note 3 "Credit Facility").

         Other expense for the 2001 Three Month Period increased by $350,000 due to establishing an allowance for a portion of the Long Term Note Receivable.

         The net loss of $2,390,000 for the 2001 Three Month Period and $6,569,000 for the 2001 Nine Month Period is primarily attributed to the costs of developing and marketing the Company's ProductivIT product, without material corresponding revenues, and to software development and market introduction costs for its products.

Liquidity and Capital Resources

         As of March 31, 2001 the Company had a working capital deficiency of approximately $7,008,000, compared to working capital of $1,801,000 at June 30, 2000. This decrease in working capital is primarily due to the consolidation with Data Systems, as a result of the merger, and to losses from operations of approximately $6,567,000 for the nine-month period. In the merger, TekInsight assumed approximately $7,353,000 in current assets, subject to current liabilities of approximately $13,765,000.

         In March 2001, the Company sold 2,718,550 shares of its common stock for $1.00 per share. At March 31, 2001, 890,000 of such shares were recorded as outstanding, based on cash receipts for the shares. Subsequent to March 31, 2001, $800,000 has been paid, with $1,028,550 forthcoming. In connection with these placements, the Company paid to a director a fee of 7% in cash.

         The BugSolver subsidiary is investing in the market introduction of its products, and will continue to require funding for the next few fiscal quarters. The Company is also investing in the development of its eGovernment modules and the related marketing costs for introducing and selling these products. Investment in new technologies and products continues at approximately the same rate as in prior quarters. With the formation of multiple products and service offerings, and development of the organizations to support and market these products and services, the Company has expanded its management and administrative infrastructure and has established a corporate office in Irvine, California. Based on these factors, management believes that the Company will incur losses from overall operations during at least the next two fiscal quarters; however, such losses are anticipated to diminish with the commencement of revenues generated from software product sales, as well as from increased service offerings.

                  The existing credit facility with Foothill Capital Corporation ("Foothill") provides for a revolving line of credit not to exceed $15 million. The available line of credit at March 31, 2001, according to the collateral formula, was approximately $3,726,000, of which $1,798,000 was outstanding.
The parties have agreed to extend the existing agreement as amended on March 30, 2001 for period of twelve months ending March 31, 2002.


         On January 2, 2001, the Company entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary and other provisions for termination and change in control. Under the terms of the agreement, the Company issued stock options to the executive for 400,000 shares of its common stock, and made a loan for $170,000.

         On July 28, 2000, a judgment was entered against Data Systems Network Corporation in favor of J. Alan Moore of $572,000 (See PART II. Legal Proceedings). The Company is currently in negotiations with the plaintiff on settlement terms.

         On November 3, 2000, the Company entered into an agreement to purchase 19.9% of the equity of LaborSoft Corporation ("LaborSoft"). The Company is currently negotiating the ongoing terms of its relationship with LaborSoft, since certain terms of the investment and partnership, relating to the in-kind investment, terminated on March 31, 2001. Proposals have been made for continued infrastructure services provided by the Company to LaborSoft, on a fee for service basis. The Company will continue to act as the exclusive reseller of the LaborSoft products. As of March 31, 2001, the Company had capitalized approximately $456,000 of the investment costs associated with LaborSoft, which was provided in exchange for the equity received.


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


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         In March 2001, the Company sold 2,718,550 shares of its common stock for $1.00 per share to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. In connection with these sales, the Company paid to a related party a fee of 7% in cash. During the quarter ended March31, 2001, the Company issued 106,000 options, at market, to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 5 - Other Information

         On January 2, 2001, the Company entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary and other provisions for termination and change in control. Under the terms of the agreement, the Company will issue stock options to the executive in an amount yet to be determined. In connection with this agreement, the Company made a secured loan to the Officer in the amount of $170,000 due December 28, 2001.

         On April 25, 2001 the Company signed a definitive agreement to merge with DynCorp's state government services subsidiary, DynCorp Management Resources (DMR). Under the terms of the proposed transaction, which must be approved by TekInsight shareholders and is subject to specified contingencies, TekInsight will issue new shares of a newly created Class B Common Stock as consideration for the transaction. Upon completion, DynCorp will hold approximately 40 percent of TekInsight's fully-diluted common equivalent shares. DynCorp's, DMR subsidiary provides a variety of information technology and business process outsourcing services.


Item 6 - Exhibits and reports on Form 8-K

(a)      Exhibits
              10.1  Foothill Capital Amendment No. 9, dated as of March 30, 2001
              10.2  Ross Employment Agreement, dated January 2, 2001


         (b)  Reports on Form 8-K
                  1) Form 8-K was filed on May 2, 2001, and the items reported were Item 5 and Item 7.

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

                                        Date: May 15, 2001