Form 10-K
period 2001-06-30
TEKINSIGHT COM INC
filed 2001-09-26
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended June 30, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate  market value of the voting and  non-voting  common equity held by
non-affiliates   for  the  issuer  as  of  August  21,  2001  was  approximately
$31,297,000.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of August 21, 2001 was 21,684,959.

Documents incorporated by reference: None

                                     PART I


ITEM 1.       BUSINESS


PRIOR OPERATIONS

     TekInsight.com, Inc. ("TekInsight") was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. Universal supplied and distributed both prescription and non-prescription medications and durable medical equipment and supplies principally to persons suffering from diabetes. These businesses were sold in January 1998 and the Company changed its name to Tadeo Holdings, Inc. In November 1999 the Company changed its name to TekInsight.


GENERAL

     TekInsight is a professional services firm specializing in information technology solutions for state and local government organizations. TekInsight operates its business through three strategic business units: TekInsight Services, Inc. ("Services"), BugSolver.com, Inc. ("ProductivIT") and TekInsight Research and Development, Inc. ("Research"). TekInsight is involved in the development of computer software products and the provision of services for the design, management and support of distributed client/server and Internet-based network systems. We provide consulting, technical and related services to state and local government clients for the upgrade of existing systems as well as the improvement of transactions with their citizenry, through Internet sites that interface with database systems.

     Depending upon the context, the term TekInsight refers to either TekInsight alone, or TekInsight and one or more of its subsidiaries.

     TekInsight is the parent corporation for the following wholly owned subsidiaries that have discontinued operations: Physicians Support Services, Inc., a California corporation; Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc.; and USC-Michigan, Inc., a Michigan corporation and its wholly owned subsidiary, PCS, Inc.-West, a Michigan Corporation.


INDUSTRY OVERVIEW

Services

     The emergence and adoption of the Internet as a means of gathering, communicating and managing information has fundamentally changed how government entities communicate with individuals. Government has emerged in recent years as one of the leading purchasers of Internet and other advanced technology solutions. Government agencies are undergoing a rapid transformation in how they serve their citizenry. State and local governments are undergoing the most rapid changes, since this is where individuals have most of their interaction with the public sector. According to the Gartner Group, Inc. "State and Local Government Market, 2000 through 2005 - Market Trends" report, published in December 2000, state and local government information technology, or IT, spending is forecast to increase over the next five years at a rate of 7 percent annually, from approximately $42 billion in 2000, to reach over $59 billion by 2005.

     We believe that political pressures and budgetary constraints are forcing government agencies at all levels to improve their processes and services. We further believe that organizations throughout state and local governments are investing heavily in information technology to improve effectiveness, enhance productivity and extend new services in order to deliver increasingly responsive and cost-effective public services.

     Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. We believe that this reliance will continue to intensify in many government agencies due to the difficulties faced in recruiting and retaining highly skilled technology professionals in a competitive labor market. We believe that government agencies will increasingly outsource technology programs as a means of simplifying the implementation and management of government services.

     Services   offers   a   comprehensive   solution   to   implementation   of
transformation initiatives by state and local governments, as they pursue outsourcing and other activity management programs. To this end, we engage in large-scale systems development projects involving full-service solutions that: combine hardware, legacy systems integration, systems engineering and support operations; integrate data with services; and provide interfaces between governments as service providers and their citizens.

ProductivIT

     System support has become a key component of infrastructure management for most companies. Businesses are increasingly outsourcing this function to support specialists. A significant portion of the cost associated with providing technical system support stems from the time it takes to determine the detailed hardware and software environment of the client system, as well as the series of events leading to a particular incident. Use of our ProductivIT product can reduce this time significantly and generate a detailed "snapshot" of a client computer system, allowing for more efficient system support or detailed identification of system assets such as hardware and software components.

     Current market competitive trends have led to the erosion of margins available from the sales of personal computers, or PCs. Specialty PC manufacturers and resellers must strive to differentiate their products. One means of such differentiation is to offer reliable, high quality support services. As support costs have escalated, manufacturers and resellers have sought lower-cost ways to provide value-enhancing support features. Prior to the development of ProductivIT, existing products for support automation did not dramatically improve the available information that could be gained from the client system. Instead, the focus had been on the process of tracking the services rendered.

     TekInsight has addressed the demand for cost-effective, high quality computer system support by developing its ProductivIT product, created using Research's XML expertise, which we believe significantly increases the quality of the technical system information with respect to an incident that is available to support staff.

Research

     As Internet software applications become more complex and transaction-intensive, improved methodologies are required to effectively handle the vast quantities of data that are exchanged and processed. Extensible Markup Language (XML) provides a significant advance in how data is described and exchanged by Web-based applications using a simple, flexible standards-based format. The original Internet language, Hypertext markup language (HTML), enables universal methods for viewing data only, whereas XML provides universal methods for viewing and working directly with data.

     The attractiveness of XML is that it maintains the separation of the user interface from structured data, allowing the seamless integration of data from diverse sources. Customer information, purchase orders, research results, bill payments, medical records, catalog data and other information can be converted to XML, allowing data to be exchanged online as easily as HTML pages display data today. Moreover, data encoded in XML can then be delivered over the Web to the desktop. Once the data is delivered to the client desktop, it can be manipulated, edited, and presented in multiple views, without return trips to the server. Servers thus become more scalable due to lower computational load, and lower data stream capacity, or bandwidth, load requirements per connected desktop. Also, since data is exchanged in XML format, it can be easily merged from different sources.

     XML is valuable to the Internet as well as large corporate intranet environments because it provides interoperability using a flexible, open, standards-based format along with new ways of accessing legacy databases and delivering data to Web clients. Applications can be built more quickly, are easier to maintain, and can easily provide multiple views of the structured data. TekInsight Research has been using its resources to develop the technology and methodology that can be used to build robust, scalable e-commerce applications, especially around XML.

CURRENT OPERATIONS

Services

     TekInsight's Services division provides a range of specialized IT infrastructure services; system architectural design, legacy systems integration, network engineering, applications development, help desk support and operational support, primarily to state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among six states (including the principal executive office), California, Florida, Louisiana, Massachusetts, Michigan and New York, with employees situated in locations that are convenient to client sites. The scope of services provided to any given customer can vary, according to project size and the internal client IT resources available. While the majority of its revenues are derived from specific projects, as contracted, ongoing customer relationships generate a considerable number of recurring engagements. Hardware and software maintenance agreements provide a significant portion of the service revenues. Such services are provided through a combination of in-house technicians, as well as subcontractor third-party suppliers of the services.

     Services also offers states, municipalities and government agencies products for designing and implementing custom Internet presences utilizing a proprietary suite of customizable software modules, called ePluribus. Each module can provide a different online service which can interface with existing customer websites and can be integrated into existing customer databases. The ePluribus products and related services currently being used enable governments to process transactions such as tax payments, violation payments, licensing renewals and public recreation scheduling.

     We maintain a help desk support center that provides responses to technical service requests, in accordance with contracted standards. The Company intends to expand its help desk service offerings in the future, to support its planned outsource service offerings (See "Future Strategy-acquisition of DynCorp Management Resources", below), as well as for software support for its ePluribus modules.

     The IT infrastructure services provided by TekInsight commenced primarily in August 2000, following the acquisition of Data Systems Network Corporation. Data Systems had provided computer network services and products to its government and commercial customers that allowed clients to control their complex, distributed computing environments. Such services included the design, sale and service of LANs and WANs, as well as network installation services and legacy system integration services. Data Systems sold add-on hardware components to existing clients and provided after-installation service and support, training services and network management services. TekInsight Services now currently provides all of these services.

ProductivIT

     ProductivIT offers a software product, ProductivIT, that has been developed as a diagnostic and information-gathering tool for gaining detailed PC system information. Users that benefit from this data include system builders, computer system resellers, help desk support operators and software migration providers who deliver the software enhancements, upgrades and new programs that purchasers use to advance business operations.

     ProductivIT provides software and services that aid in the cost-effective support of remote PCs or workstations, as well as network systems. In addition to gaining a detailed profile of a particular incident, the ProductivIT software also gathers detailed information about the system configuration at the site of the incident and the software being used. This data may be used for the management of a networked system, or for a readiness-assessment of a particular system with respect to the potential need for software upgrades or changes (software migration analysis). ProductivIT is provided on an application service provider (ASP) basis, with the Internet being used to connect the supported PC system with the ProductivIT central website operated by TekInsight.

     The Company is currently marketing one version of the product, with customizable customer interfaces and definable data type accumulation available on request. ProductivIT can accumulate over 30,000 data points from the client system, almost instantly, and then transmit the compressed data to the hosted central website. Customers can access the collected data, in customized formats, and can generate an in-depth profile of an operating failure experienced by a network PC, or a profile of the hardware, software and peripherals associated with a system. Support professionals can access and review the profile, bypassing the need to communicate with the user for this information and cutting down greatly on the time needed to diagnose and correct a computer failure or problem.

     TekInsight has made several initial sales of its ProductivIT product, and is currently evaluating the feasibility of using the technology in its service offerings to government clients.

Research

     The Research development team has produced TekInsight's ProductivIT product and continues to refine, enhance and provide support for ProductivIT while the product is being introduced to the market. Research has also been pursuing development of additional software products that will address the needs of complex networks and databases that interface with the Internet. Using an internally developed core methodology called Streaming XML, Research is exploring new methods of enabling individuals and organizations to better handle the flood of information generated by the new wave of Internet commerce.

CUSTOMERS

     Our customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. Other than the states of New York and Louisiana, if you identify all government agencies of a particular state collectively as a single customer, during fiscal 2001 no single customer accounted for more than 10% of our revenue. Generally, our products and services are purchased by individual state agencies issuing their own purchase orders under master contract agreements between TekInsight and the State through which the agency gets the authority to issue a valid purchase order.

     The State of New York and its agencies accounted for 30% of TekInsight's revenue for the fiscal year ended June 30, 2001 and 20% of revenue for the fiscal year ended June 30, 2000. We sell products and services to the State of New York and its agencies as an authorized vendor to provide system peripheral equipment to New York state agencies. TekInsight is also an authorized reseller of Novell, Nortel Systems and Cisco products and software to the State of New York.

     The State of Louisiana and its agencies accounted for 13% of TekInsight's revenue for the fiscal year ended June 30, 2001 and 12% of revenue for the fiscal year ended June 30, 2000. The Company was awarded a renewable one-year contract in July 1996 to provide network service, help desk support and maintenance support to multiple state agencies. The contract expired in June 2001 and the State of Louisiana is currently conducting a review of the contract and its renewal.

SALES AND MARKETING

     TekInsight's sales and marketing objective is to develop relationships with clients that result in both repeat and long-term engagements. We use an internal sales force in conjunction with partnership alliances with our vendors. Our sales team derives leads through industry networking, referrals from existing clients, government agencies' requests for proposals, strategic partnerships with third party vendors under which we jointly bid and perform certain engagements, and sales and marketing activities directed to specific customers.

     We employ a team  selling  approach  for  marketing  our  offerings to each customer. Our development team collaborates with our service delivery professionals to identify a comprehensive service and product offering mix that meets customer needs. As a result of our particular mix of service offerings, we believe that we have the ability to penetrate markets quickly with sales of an array of different products and services and lower our per customer sales acquisition costs as a result of each customer having the availability of many products and services from which to choose. We believe that we will further benefit from the expansion of our service offerings by including outsourced services following the planned merger with DMR. See "FUTURE STRATEGY -- acquisition of DynCorp Management Resources", below.

BACKLOG

     Our contracts typically are funded incrementally and are specific task driven, with the exception of our annual maintenance and help desk support contracts. Therefore, our firm backlog at any point in time only represents a small portion of the projected aggregate value of our contracts. Our backlog only becomes firm as work progresses throughout the term of a contract, as specific orders under the contract are placed. Our backlog is typically subject to large variations from quarter to quarter. As a result, we do not consider order backlog a significant indicator of our future revenue.

VENDORS

     TekInsight purchases microcomputers and related products it sells directly from manufacturers and indirectly through distributors such as Gates Arrow, Tech Data and Ingram Micro Corporation. In general, TekInsight is authorized by a manufacturer to sell its products, whether the products are purchased from distributors or directly from manufacturers. TekInsight is an authorized reseller for microcomputers, workstations, and related products of over 50 manufacturers. Sales by TekInsight of products manufactured by Compaq, Cisco and Novell accounted for approximately 50% of product revenues during the last fiscal year. Typically, vendor agreements provide that TekInsight and its subsidiaries have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of TekInsight's relationship with a major manufacturer could have a material adverse effect on TekInsight's business as certain product offerings that are requested by customers would not be available to TekInsight.

RESEARCH AND DEVELOPMENT

     TekInsight's Research division has devoted a substantial portion of its efforts during fiscal 2001 to the completion and testing of the market version of the ProductivIT software product. ProductivIT was made available for sale to customers in February 2001.

     Research has also pursued additional product development opportunities, using the proprietary data compression and collection techniques that it has developed. With extensive expertise in XML Language, Research has explored applications for enabling more effective software application performance monitoring, as well as other products.

     Research has also completed the development of its ePluribus software library for enabling services and transactions between individuals and state and local governments using the Internet. ePluribus applications include license renewals, permit applications, recreation park management and other services. The applications have been deployed at several client sites and are being actively marketed by the Services division to existing and new customers.

     Following the fiscal year ended June 30, 2001, we have restructured our software development focus to include primarily efforts on ePluribus applications, as well as the contract development projects that are obtained by the Services division. Research continues to maintain and enhance our ProductivIT product, primarily for planned services for the state and local government customers.


COMPETITION

     The market for our  products  and  services  is highly  competitive.  Three classes of competitors dominate the state and local government IT services market: large systems integrators including EDS, Lockheed Martin, American Management Systems and Affiliated Computer Services; smaller specialist companies, offering one or two services, such as GovConnect and EZ Gov; and integrated companies that offer a complete range of knowledge-added services, such as Maximus, Accenture and KPMG.

     We believe that the principal competitive factors in our industry include company reputation, technical expertise, industry expertise and ability to deliver results. We believe that our extensive state and local government contacts, our existing contracts with state and local governments, and our proven integration methodologies that facilitate the applications of technology solutions to client requirements give us a competitive advantage.

     We believe that we will continue to create and offer innovative products and professional services, and that we will continue to attract new clients in need of our value-added network management and design and other electronic commerce-oriented services. However, there is no assurance that our competitors will not introduce comparable products and services at similar or more attractive prices in the future or that certain companies may not create products that they can integrate directly into their software and operating systems. Increased competition could erode the market for our products and services and have a material adverse affect on our business, financial condition and results of operations.


FUTURE STRATEGY

     We intend to expand our service offerings through internal expansion and through a program of acquisitions. Should our proposed acquisition of DynCorp Management Resources, Inc., or DMR, be successfully consummated as described below, we expect that the provision of outsourcing and seat management services to state and local governments, part of the activities currently engaged in by DMR, will be added to our diversified program. We also expect that combining our existing businesses with DMR post-acquisition will lead to a continuation of our efforts to leverage existing customer relationships, with the intention of reducing marketing costs for each new provision of service. We believe that our existing expertise in providing IT infrastructure services, as well as our ProductivIT product, will permit us post-acquisition to offer more cost-effective outsourcing services than are currently provided by DMR alone. Finally, given DMR's existing relationships with its customers, post-acquisition we anticipate that the geographic reach of our existing service offerings will be expanded to additional states and localities in which we currently are not providing services.

         Acquisition of DynCorp Management Resources

     On April 25, 2001, we entered into an agreement to acquire DMR by merger with a specially formed subsidiary of TekInsight and to change our company name to DynTek, Inc. following a successful completion of the acquisition. DMR is a subsidiary of DynCorp, a $1.8 billion, employee-owned company that provides diverse information technology and outsourcing services to government clients. DMR was formed in 1996 to leverage DynCorp's strengths and to deliver high-quality service to state and local governments.

     Reasons for the Acquisition. We believe that the merger will give us access to DMR's experience and knowledge of the management services marketplace. In addition, the merger with DMR should increase our multi-state coverage footprint, broaden our available service set and increase our contract revenue backlog when combined with DMR's contracts. The combined service offerings of the post-merger company are intended to be provided to current customers of both TekInsight and DMR, in order to expand existing relationships. Additionally, the post-merger company can combine the current service offerings of both TekInsight and DMR to offer more comprehensive proposals for additional contracts. Finally, it is intended that the management, administration and marketing functions of both companies will be consolidated, allowing the post-merger company to benefit from anticipated economies of scale.

     Terms of the Merger. DynCorp will receive initial merger consideration consisting of a number of shares of our new Class B Common Stock equal to two-thirds of our previously outstanding shares of Common Stock and two-thirds of all shares of our Common Stock issuable upon conversion, redemption or exchange of any outstanding shares of Preferred Stock of TekInsight or any subsidiary of TekInsight. As a result, DynCorp will own approximately 40% of the outstanding shares of our Common Stock and Common Stock equivalents, and will have the right to elect 40% of the members of our Board of Directors, following the merger.

     In addition, during the five-year period following the consummation of the merger, DynCorp may receive additional merger consideration if and whenever we issue or sell any shares of our Class A Common Stock pursuant to the exercise or conversion of any option, warrant or similar security outstanding at the time of the merger (excluding up to 2,000,000 shares issuable to our employees upon exercise of options granted under TekInsight's 1992 Employee Stock Option Plan and excluding shares of Common Stock issuable upon conversion of the Series A Preferred Stock used to calculate the initial merger consideration), if any such shares are issued or sold at a price that is less than the then fair market value of a share of Class A Common Stock. If such triggering shares are issued or sold, then we will issue to DynCorp, for no additional consideration, a number of shares of our Class B Common Stock whose value equals 40% of the difference between such triggering shares' fair market value and the price at which they were issued.

     In order to consummate the merger, we must satisfy certain conditions set forth in the agreement and plan of reorganization, including (i) obtaining certain stockholder approvals, (ii) negotiating and executing certain ancillary agreements between DynCorp or its affiliates and TekInsight, and (iii) securing a firm irrevocable financing commitment under which at least $20 million of financing will be available to the combined entity following the merger. In an attempt to satisfy these conditions on a timely basis, we filed a preliminary proxy statement with the SEC on July 11, 2001 with respect to a special meeting of shareholders to address the approvals required to consummate the merger. We also entered into a retention agreement with Quarterdeck Investment Partners, LLC and Jefferies & Company, Inc. on August 8, 2001 pursuant to which Quarterdeck and Jefferies will assist TekInsight with the structuring, issuance and sale of up to $15 million of preferred and/or common equity. Although there can be no assurance of successful consummation of this financing, it is anticipated that this sale will close at the same time as the closing of the DMR acquisition.

         Acquisition of Data Systems Network Corporation

     In August 2000, we merged our Services division with Data Systems Network Corporation. Data Systems provided computer network services and products that allow governments and companies to control their complex distributed computing environments. Such services include the design, sale and service of LANs and WANs. Data Systems generated revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. Data Systems primarily served government customers in five states.

     The acquisition price was $12,500,000. The aggregate consideration paid to Data Systems stockholders consists of approximately 2,185,755 shares of TekInsight Series A Preferred Stock based on an aggregate of 5,575,906 shares of common stock of Data Systems outstanding as of the effective time of the merger and an exchange ratio of 0.392 of a share of TekInsight Series A Preferred Stock for each share of Data Systems common stock outstanding. In addition, TekInsight assumed 462,500 options and 50,000 warrants issued by Data Systems which were converted into the right to acquire 181,300 and 19,600 shares of TekInsight Series A Preferred Stock, respectively. Finally, as a result of the merger, Services assumed, and TekInsight agreed to guaranty, Data Systems' existing credit facility with Foothill Capital Corporation. As of August 15, 2000, approximately 3,167,000 was outstanding under the credit facility, which is collateralized by Services' accounts receivable and a guarantee of the outstanding obligations by TekInsight.


PATENTS AND TRADEMARKS

     All TekInsight employees engaged in technology development are required to sign agreements which protect TekInsight's rights in its intellectual property, and which assign to TekInsight certain rights to intellectual property developed by such employees. TekInsight is currently in the process of determining whether certain technologies developed by Research should become the subject of U.S. and foreign patent applications, and so far one such application has been filed in each of the U.S., Canada and the European Union. All of such patent applications are currently pending. TekInsight is the owner of registered trademarks for "Astratek" and "Visual Lan Probe". TekInsight has also applied for federal trademark protection for "ProductivIT" and "ePluribus Software", which applications are currently pending.


EMPLOYEES

     As of June 30, 2001, TekInsight and its subsidiaries had 184 employees: three executive management, 25 sales & marketing, 124 development and technical support and 32 in administration. TekInsight believes that its relationships with its employees are good. TekInsight also employs 36 contract consultants for research and technical support and 4 contract consultants in marketing and executive administration.

INSURANCE COVERAGE

         The Company maintains general liability insurance, which includes directors and officers liability coverage, and workers compensation and professional liability insurance in amounts deemed adequate by the Board of Directors.

Executive Officers of the Registrant

The following persons were executive officers of the Company as of August 15, 2001:

                                                       Principal Occupation, Business
      Name                              Age            Experience and Directorships





   Steven J. Ross                        43            Since February 2000, Mr. Ross has been TekInsight's
                                                       President, Chief Executive Officer and Director.  Mr. Ross
                                                       has an extensive industry background, most recently serving as General Manager of Toshiba's Computer System Division,
                                                       responsible for sales, marketing, and operations in North and
                                                       South America from 1998 to 1999.  Prior to that, Mr. Ross was
                                                       President and General Manager of the Reseller Division and
                                                       President of Corporate Marketing at Inacom Corporation from
                                                       1996 to 1998.  Mr. Ross' other positions have included
                                                       responsibility for sales and marketing, operations, strategic planning, and other senior executive activities.  Mr. Ross is on the Board of Directors of Interactive Frontiers, Inc.


   James Linesch                         47            Since August 14, 2000, Mr. Linesch has served as the Chief
                                                       Financial and Chief Accounting Officer, Executive Vice
                                                       President and Secretary, and since February 1997 Director, of
                                                       TekInsight.  Previously, Mr. Linesch was the President, Chief
                                                       Executive Officer and Chief Financial Officer of CompuMed, a
                                                       public computer company involved with computer assisted
                                                       diagnosis of medical conditions, which he joined in April
                                                       1996 as Vice President and Chief Financial Officer.
                                                       Mr. Linesch served as a Vice President, Chief Financial
                                                       Officer of the Company from August 1991 to April 1996.  From
                                                       May 1998 to August 1991, Mr. Linesch served as the Chief
                                                       Financial Officer of Science Dynamics Corp., a corporation involved in the development of computer software.
                                                       Mr. Linesch holds a CPA certification in the State of
                                                       California, where he practiced with Price Waterhouse from
                                                       1981 to 1984.


ITEM 2.       PROPERTIES

     TekInsight's corporate headquarters is located in Irvine, California, in a leased facility consisting of approximately 6,500 square feet of office space rented under a lease expiring in October 2005. The Research subsidiary leases a facility located in New York, New York, with approximately 6,700 square feet rented under a lease expiring in November 2002. The former executive sales and administrative offices located in Livonia, Michigan are rented under a lease for approximately 8,000 square feet until October 2002, subject to a sublease for approximately one-half of the space. The Company does not own any real property.

     TekInsight's Services subsidiary has an administrative office located in Farmington Hills, Michigan, in a leased facility consisting of approximately 11,500 square feet of office space, 4,300 square feet of which has been sublet to another tenant. This lease expires in November 2002. Services also leases a technical facility located in Farmington Hills, Michigan with approximately 7,000 square feet rented under a lease expiring in March 2003. Services has an approximately 11,800 square feet telephone "help desk" center located in a facility in Baton Rouge, Louisiana rented under a lease expiring April 2006, which supports our State of Louisiana maintenance contract.

     Services also leases 5 separate direct sales offices containing an aggregate of approximately 15,000 square feet under leases with terms ranging from month-to-month to five years.


ITEM 3.       LEGAL PROCEEDINGS


AZUREL

     In May 1999, TekInsight entered into a joint venture with Azurel, Ltd. ("Azurel") to provide Internet marketing of cosmetic products. In connection with the revenue-sharing agreement, TekInsight made two loans to Azurel totaling $2,078,100. Repayment of amounts outstanding under the larger of the two loans was secured by a pledge of approximately two-thirds of the outstanding shares of two Azurel operating subsidiaries, Private Label Cosmetics, Inc. and Fashion Laboratories, Inc. TekInsight also received from Azurel warrants to acquire 500,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such warrants being subject to registration rights in favor of TekInsight. In November 1999, TekInsight provided an additional $200,000 to Azurel by entering into a sale and leaseback transaction with respect to certain equipment necessary for Azurel to increase its capacity for operations.

     Due to a rapid proliferation of cosmetic e-commerce sites in the marketplace, completion of the site under development for Azurel was not deemed economically feasible. Concurrently, the financial condition of Azurel deteriorated and the equipment lease and both loans went into default. Azurel was duly notified of the defaults and by August 2, 2000 TekInsight accelerated the amounts due under the two loans. Due to Azurel's extreme financial hardship, requiring a sale of its interest in Private Label and Fashion Laboratories, TekInsight permitted a substitution of collateral. The shares of capital stock of the former Azurel subsidiaries pledged to secure the larger of the two loans were replaced as collateral with a $1,800,000 subordinated note made by Private Label and Fashion Laboratories payable to Azurel, due in a single balloon payment in May 2002. In connection with this substitution of collateral, TekInsight took possession of the note and directed Private Label and Fashion Laboratories to make all payments due under the note directly to TekInsight. In consideration for TekInsight's release of the pledge, the exercise price on warrants to acquire 500,000 shares of Azurel common stock held by TekInsight was lowered to $.60 per share (the then current market price of Azurel common stock) from $1.50 per share.

     On February 2, 2001,  Azurel filed for  protection  under Chapter 11 of the
U.S. Bankruptcy Code in the United States Bankruptcy Court, District of New Jersey. Upon the filing of Azurel's bankruptcy petition, the bankruptcy code imposed an automatic stay on TekInsight's collection activity until TekInsight intends to obtain allowance of its claim on the secured loan (which claim has been filed with the Bankruptcy Court) and obtain full ownership of the Private Label/Fashion Laboratories pledged note, including, if necessary, apply for relief from the stay or otherwise obtain relief through the bankruptcy plan process in order to effect foreclosure with respect to the secured loan, TekInsight is not aware of any matter that should prevent the court from allowing that claim and permitting or requiring Azurel to relinquish ownership of the pledged note to TekInsight. With respect to the equipment lease and unsecured loan, TekInsight to has similarly filed proofs of claim in the bankruptcy proceeding. and will seek allowance thereof. Further, since the debtor has rejected the equipment lease, the equipment uner that lease (which consisted primarily of obsolete computer equipment) has been disposed of by a sale for approximately $10,000. TekInsight continues in possession of the pledged note, which TekInsight understands gives it a first perfected security interest in the note. As of June 30, 2001, TekInsight has provided reserves against the assets recorded as a result of the transactions with Azurel. The remaining asset is the $1.8 million subordinated note made by Private Label Fashion Laboratories, which has been reduced to a net realizable value of $1.5 million.

StyleSite Marketing

     In June 1999, TekInsight entered into a strategic relationship with StyleSite Marketing ("Style") to create an e-commerce website to feature and sell women's and children's fashion apparel and related accessories. In connection with the revenue-sharing agreement, TekInsight (i) purchased, for $1,000,000, 10,000 shares of Style's Series G Convertible Redeemable Preferred Stock, and (ii) exchanged $1,000,000 approximate market value of its Common Stock (285,715 shares) for $1,000,000 approximate market value of Style common stock (1,066,098 shares). To secure certain rights in this transaction, TekInsight received a pledge of 350,000 shares of TekInsight Common Stock from the Rubin Family Trust. TekInsight subsequently received a personal guarantee from Robert M. Rubin, the then-Chairman of Style, guaranteeing those same rights, including TekInsight's rights as a holder of the Style preferred stock.

     On April 20, 2000, TekInsight filed an action against Style and its lender, First Source Financial LLP, in the United States Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to TekInsight, (i) the $1,000,000 purchase price paid for preferred stock, and (ii) the 285,715 shares of TekInsight Common Stock delivered to Style in exchange for Style common stock. The Bankruptcy Court dismissed TekInsight's action on October 10, 2000 and subsequently denied TekInsight's motion for a rehearing. On January 11, 2001, TekInsight filed a notice of appeal of the Bankruptcy Court's ruling to the United States District Court, Southern District of New York. This appeal is currently pending. In addition to its proceedings against Style and First Source, TekInsight has been negotiating with Mr. Rubin and a representative of the Rubin Family Trust concerning their obligations to TekInsight.


Other actions

     On July 10, 2000, TekInsight was named as a nominal defendant in a stockholder's derivative action brought in the Supreme Court of New York, New York County, on behalf of TekInsight by Paul Miletich, an alleged shareholder of TekInsight. As currently plead, the action names Brian D. Bookmeier, James Linesch and Damon D. Testaverde, all directors of TekInsight, Alexander Kalpaxis (a former director of TekInsight) and Robert M. Rubin as defendants. TekInsight remains a nominal defendant. Mr. Miletich alleges that the named directors of TekInsight breached their fiduciary duties of care and loyalty to TekInsight by permitting TekInsight to enter into, among other things, transactions with Style and Azurel, resulting in a waste of corporate assets of TekInsight. TekInsight believes it has a good defense and intends to defend the suit vigorously. In the meantime, all defendants and TekInsight's insurer have been engaged in settlement discussions with Mr. Miletich's counsel.

     As a result of the merger with Data Systems, the Company assumed the liability for a potential enforcement action undertaken by the SEC. The SEC staff has advised Data Systems orally that following its merger with TekInsight Services, resulting in Data Systems no longer having any public shareholders, the SEC staff would make no recommendation for any enforcement proceedings against Data Systems.

     On July 28, 2000,  a judgment was entered  against Data Systems in favor of
J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. While the Company has appealed this decision, accruals for this contingency have been established in an aggregate amount of approximately $700,000. The Company is in negotiations with the plaintiff regarding settlement terms.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TekInsight held an Annual Meeting of stockholders on June 29, 2001 to consider the election of seven directors and the ratification of the appointment by the Board of Directors of Feldman Sherb & Co., P.C. as independent accountants for the year ending June 20, 2001.

         The following individuals were elected by the stockholders to serve as directors for terms expiring at the Company's 2002 Annual Meeting or until their successors are elected and qualified:

                                                   Votes Case For                           Abstentions
                                              -----------------------------        -------------------------------
                                                Common           Series A           Common              Series A
Name                                            Stock            Preferred           Stock              Preferred
                                              ----------          ----------        --------            ----------
Steven J. Ross                                10,046,912          1,807,874           12,660              1,938
James Linesch                                  9,894,431          1,807,874          174,141              1,938
Brian D. Bookmeier                            10,051,912          1,807,874           16,660              1,938
Damon D. Testaverde                           10,051,912          1,807,874           16,660              1,938
Michael W. Grieves                            10,051,912          1,807,874           16,660              1,938
Walter J. Aspatore                            10,051,912          1,807,874           16,660              1,938
Joseph M. Howell, III                         10,051,912          1,807,873           16,660              1,939


     Due to the press of work with his employer, Mr. Howell resigned from the Board of Directors effective July 16, 2001.

     At the Annual Meeting, the stockholders ratified the appointment of Feldman Sherb & Co., P.C. as independent accountants for the year ending June 20, 2001 by the following vote: 10,050,452 shares of Common Stock and 1,802,445 shares of Series A Preferred Stock were voted in favor, 5,620 shares of Common Stock and 6,314 shares of Series A Preferred Stock were voted against, and 12,500 shares of Common Stock and 1,053 shares of Preferred Stock were held in abstention.


                                     PART II


ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for trading TekInsight's common equity is the Nasdaq Small Cap Market ("Nasdaq"), although TekInsight's Common Stock and Class A Warrants are also traded on the Boston Stock Exchange.


PRICE RANGE OF OUTSTANDING COMMON STOCK

         On December 18, 1992, the Common Stock began trading on Nasdaq and has been quoted on Nasdaq at all times since that date.

     The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 2000 and 2001, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.


         FISCAL YEAR ENDED JUNE 30, 2000                                 HIGH             LOW
         First quarter ended September 30, 1999                         $4.00           $2.50
         Second quarter ended December 31, 1999                          3.09            2.19
         Third quarter ended March 31, 2000                              6.69            2.38
         Fourth quarter ended June 30, 2000                              4.25            2.81

         FISCAL YEAR ENDED JUNE 30, 2001                                 HIGH             LOW
         First quarter ended September 30, 2000                         $2.81           $2.00
         Second quarter ended December 31, 2000                          1.84             .75
         Third quarter ended March 31, 2001                              1.69             .88
         Fourth quarter ended June 30, 2001                              2.70            1.71


     On August 16, 2001, the last trade price for a share of Common Stock was $2.05, as reported on Nasdaq, and TekInsight had more than 300 beneficial holders of its Common Stock. TekInsight estimates it has in excess of 300 beneficial holders of its Common Stock.


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


RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended June 30, 2001, the Company issued the following securities in private offerings exempt from the Securities Act of 1933 under Section 4(2) thereof:

     o In September 2000, TekInsight received an equity investment of $3 million for 1 million shares of preferred stock issued by its BugSolver subsidiary. For one year, the shares are convertible at the holder's option for common shares of BugSolver at a ratio of 1:1 or 750,000 shares of TekInsight Common Stock. Such conversion of preferred stock into TekInsight Common Stock was completed in July 2001. In connection with this financing, a finder's fee of $150,000 was paid to a related party plus options to purchase 50,000 shares of BugSolver common stock a $3.00 per share during the next five years;

     o As of September 30, 2000, TekInsight issued 129,730 shares of its Common Stock to Amtech Associates, Inc. in consideration for a finders fee/consulting services rendered to Data Systems in connection with the merger of Services and Data Systems;

     o In March 2001, TekInsight sold 2,718,550 shares of its Common Stock for $1.00 per share to accredited investors. In connection with these sales, TekInsight paid to a related party a fee of 7% in cash; and

     o In January 2001, TekInsight issued 144,000 warrants and options, at market prices, to accredited investors.

     During the fiscal year ended June 30, 2001, the Company issued options to purchase an aggregate of 1,939,855 shares of its Common Stock at market prices pursuant to the 1992 Employee Stock Option Plan, options to purchase an aggregate of 40,000 shares of its Common Stock at market prices pursuant to the 1997 Non-Employee Directors' Stock Option Plan, and options to purchase an aggregate of 144,000 shares of its Common Stock at market prices outside of the plans, in each case in exchange for services rendered.

ITEM 6. SELECTED FINANCIAL DATA

                              TekInsight.Com, Inc.
                             Selected Financial Data
                              Years ended June 30,
                                   in (000's)

                                                           2001        2000       1999        1998        1997
                                                           ----------- ---------- ----------- ----------- -----------
Operating revenues                                           44,910      1,962      1,515        997         455
Loss from continuing operations                             (10,822)    (3,947)      (479)    (1,153)       (608)
Income loss from continuing operations per share               (.63)     (0.25)     (0.03)     (0.11)      (0.06)
Total assets                                                 33,997     12,525     16,488      9,913      18,299
Long term debt                                                 -           -           18        664       4,628
Redeemable preferred stock                                     -           -          -        1,219       1,830
Dividends per share common stock                               -           -          -           -           -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for our services and products and the ability to attract future customers, the success of our business emphasis, the success of our product development activities, certain risks associated with the operation of a newly combined entity following the proposed DMR acquisition, the impact of government procurement regulations on the agreements to be transferred to and to be entered into by the combined TekInsight-DMR subsidiary, the ability to turn contract backlog into revenue and net income by the combined TekInsight-DMR subsidiary, the ability of the combined TekInsight-DMR subsidiary to be properly managed by the current and future management teams, the continuing desire of state and local governments to outsource to private contractors the performance of governmental services, and the continuation of general economic and business conditions that are conducive to governmental outsourcing of service performance. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.


                                                                     Year Ended June 30,
                                                                     -------------------
                                                                              2001          2000          1999
                                                                              ----          ----          ----
         Product Sales                                                         55%             -             -
         Service Sales                                                         45%          100%          100%

         Cost of Product Sales                                                  17             -            -
                                                                                               -            -
         Cost of Service Sales                                                  25            69           46
                                                                                              --           --

         Gross profit                                                           21            31           54

         Selling expense                                                        19             3            3
         General & administrative                                                9           161          221
         Research and development costs                                          7            14           11


         Loss from operations                                                  (24)         (166)        (182)
         Interest income                                                         -            22           39
         Total income (loss) from discontinued operations                        -             6           98

         Net income/(loss)                                                    (24%)         (202)%         67%
                                                                             =====          ======         ===


Fiscal years ended June 30, 2001 and June 30, 2000

     Revenues for the fiscal year ended June 30, 2001 increased to approximately $44,910,000 from approximately $1,962,000 during the prior year, or a 96% increase from the fiscal year ended June 30, 2000. These increases were primarily due to the August 14, 2000 merger with Data Systems. The revenue mix of product and services was 55% and 45%, respectively, for the 2001 fiscal year.

     Cost of revenues for the fiscal year ended June 30, 2001 increased to approximately $35,492,000 from approximately $1,373,000 during the fiscal year Ended June 30, 2000. The cost of revenue percentage increased to 79% for the 2001 fiscal year from 70.0% during the 2000 fiscal year. This increase was due to the August 14, 2000 merger with Data Systems. The nature of revenues, and the costs thereof, has changed substantially from the prior year periods compared above. During the current fiscal year, revenues are predominately from services and products sold to government customers. The revenues generated from product sales normally produce a lower gross margin percentage when compared to those of service revenues. During the prior fiscal year, revenues were predominately from consulting services rendered by the Company's development group. For the fiscal year ended June 30, 2001, the product cost of revenue was 82.7% of such sales and the service costs of revenue were 74.7% of such sales.

     Selling, general and administrative expenses increased to approximately $13,389,000 for the fiscal year ended June 30, 2001, from approximately $3,528,000 for the 2000 fiscal year period. This increase was due to the August 14, 2000 merger with Data Systems, which brought with it a corporate infrastructure, including the functions of finance, purchasing, human resources, sales and marketing. In addition, TekInsight hired outside consultants to assist in developing the sales strategy and marketing efforts needed to bring TekInsight's products and services to the market. Of such selling, general and administrative expenses, stock options issued for services comprised $721,000 of the total costs for the fiscal year ended June 30, 2001 and $327,000 of the total costs for the fiscal year ended June 30, 2000.

     Research and development expense for the fiscal year ended June 30, 2001 increased to approximately $2,945,000 from approximately $276,000 for the prior fiscal year. The increase is due to the costs associated with the enhancements to the Company's ProductivIT product and the development costs for the Company's eGovernment modules. Previously, TekInsight capitalized the ProductivIT costs during the developmental stage and, now that the product is being introduced to market, the costs are expensed when incurred.

     Depreciation and amortization expense increased to approximately $2,747,000 for the fiscal year ended June 30, 2001, from approximately $43,000 for the 2000 fiscal year. This increase was due to the August 14, 2000 merger with Data Systems, which resulted in increased amortization expense on intangible assets.

     Interest income decreased to approximately $112,000 for the fiscal year ended June 30, 2001, from approximately $433,000 for the 2000 fiscal year. This decrease is attributable to decreased interest earned on the certificates of deposit investments, resulting from diminished working capital. Interest expense for the fiscal year ended June 30, 2001 was approximately $592,000. This expense is a result of the credit line facility acquired in the August 14, 2000 Data Systems merger. See Note 3 "Credit Facility", to Item 8. Financial Statements and Supplementary Data.

     Total other expense remained unchanged for the fiscal year ended June 30, 2001, from the prior fiscal year. However, the composition of such costs changed from year to year. The loss on marketable securities decreased to $480,000 from $1,191,000 in the prior year. During the fiscal year ended June 30, 2001, the Company incurred interest expense of $592,000, which was not present in the prior year period due to the assumption of the revolving line of credit with Foothill Capital for working capital purposes.

     The net loss of $10,763,000 for the fiscal year ended June 30, 2001 is primarily attributed to the costs of developing and marketing the Company's ProductivIT product, without material corresponding revenues, and to software development and market introduction costs for its products.

Fiscal years ended June 30, 2000 and June 30, 1999

     Revenues for the fiscal year ended June 30, 2000 were $1,962,000; an increase of $448,000, or 30%, from the fiscal year ended June 30, 1999. Several factors contributed to this favorable increase. Revenue associated with several Internet Web Agreements signed and the acquisition of Big Technologies during the fiscal year ended contributed approximately $1,000,000 and $137,000 of the increase, respectively. Offsetting this increase was the decrease in revenues resulting from the decline in sales of the Visual Audit product of approximately $440,000 for the fiscal year ended June 30, 2000. Revenue associated with professional services decreased by approximately $310,000 or 31% for the fiscal year ended June 30, 2000.

     Total cost of goods sold for the fiscal year ended June 30, 2000 was approximately $1,373,000, representing 69% of revenues for the period, while total cost of goods sold for the fiscal year ended June 30, 1999 were approximately $700,000 or 46% of revenue. This 23% increase, as a percent of revenue, was in part the result of increased utilization of outside consultants in completing time sensitive, single occurrence professional services projects.

     Selling, general and administrative expenses for the fiscal year ended June 30, 2000 decreased to $3,545,000 from $3,388,000 for the fiscal year ended June 30, 1999. Contributing to the decrease was a reduction in advertising and marketing expenses associated with services provided to various Internet organizations to which TekInsight has determined it not to be beneficial to market its products and services.

     In connection with the Azurel notes receivable, TekInsight has established reserves for the amounts due in excess of the $1,800,000 collateral note. This has caused a reserve of approximately $476,000.

     On January 31, 2000, Style declared bankruptcy under Chapter 11. As a result, the value of the Style common stock held as marketable securities was reduced to $.01 per share. The impairment of the stock value has resulted in a loss on marketable securities in the amount of approximately $989,000, which has been recorded as an offset to the valuation allowance that had previously been established as an unrealized loss on marketable securities. In addition, TekInsight reserved $500,000 against the decline in the market value of the Style preferred stock. These losses have been partially offset by gains in the sales of other Marketable Securities of approximately $198,000.

     Net interest income decreased for the fiscal year ended June 30, 2000 to $433,000 from $590,000 for the fiscal year ended June 30, 1999. This decrease was primarily due to decreased interest earned on certificates of deposit investments, resulting from diminished working capital invested.

     The net loss was $3,976,000 for the fiscal year ended June 30, 2000 compared to net income of $986,000 for the fiscal year ended June 30, 1999. The loss, in relation to the prior year, was primarily a result of losses from marketable securities, as compared to a gain in the prior year, and to the gain from disposal of operations recorded in fiscal 1999, in the amount of $1,492,000 which is non-recurring.

Liquidity and Capital Resources

     As of June 30, 2001, TekInsight had a working capital deficiency of approximately $ 4,985,000, compared to working capital of $1,784,000 at June 30, 2000. This decrease in working capital was primarily due to the consolidation with Data Systems, as a result of the merger, and to losses from operations of approximately $ 10,822,000 for the fiscal year ended June 30, 2001. In the merger, TekInsight assumed approximately $7,353,000 in current assets, subject to current liabilities of approximately $13,765,000.

         In March 2001, TekInsight sold 2,718,550 shares of its common stock for $1.00 per share. In connection with this placement, TekInsight paid to a director a fee of 7% in cash.

     During the fiscal year ended June 30, 2001, TekInsight experienced losses from its ProductivIT marketing, support and development operations. The initial version of this product was introduced in January 2001. During the fourth quarter of its fiscal year ended June 30, 2001, TekInsight scaled back its support and marketing programs relating to this product. Marketing efforts are continuing, with several initial customers using the product. TekInsight anticipates that the revenues derived from its ProductivIT product will provide a positive contribution to profits within the next quarter.

     TekInsight has eliminated operations devoted to the development of new software products that are unrelated to the services that it offers to state and local governments. As of June 30, 2001, TekInsight had accrued approximately $350,000 in termination costs. Beginning in fiscal 2002, the cost reductions will be approximately $100,000 per month.

     The existing credit facility with Foothill Capital Corporation ("Foothill") provides for a revolving line of credit not to exceed $15 million. The available line of credit at June 30, 2001, according to the collateral formula, was approximately $ 4,648,000 of which $2,503,000 was outstanding. The parties have agreed to extend the existing agreement, as amended, for a term ending March 31, 2002.

     On January 2, 2001, TekInsight entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary and other provisions for termination and change in control. Under the terms of the agreement, TekInsight issued stock options to the executive for 400,000 shares of its common stock, and made a loan for $170,000.

         On July 28, 2000, a judgment was entered against Data Systems in favor of J. Alan Moore of $572,000. The judgment has been appealed and the Company is currently in negotiations with the plaintiff on settlement terms.

     On November 3, 2000, TekInsight entered into an agreement to purchase 19.9% of the equity of LaborSoft Corporation ("LaborSoft"). TekInsight is currently negotiating the ongoing terms of its relationship with LaborSoft. Certain terms of the investment and partnership, relating to the in-kind investment, terminated on March 31, 2001. TekInsight has continued to provide infrastructure services to LaborSoft on a fee for service basis. TekInsight will continue to act as a non-exclusive reseller of the LaborSoft products. As of June 30, 2001, TekInsight had capitalized approximately $456,000 of the investment costs associated with LaborSoft, which were provided in exchange for the equity received.

     In connection with the acquisition of DMR, the Company is seeking additional equity financing of approximately $15 million. TekInsight has entered into an investment banking relationship with respect to obtaining such financing. Although there is no guarantee that such equity financing will be consummated, TekInsight believes that additional equity-based funding will be secured at the time that the DMR acquisition is consummated.

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

     The Company has had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from sales of stock and cash received in 1999 from the sale of discontinued operations. Management's current plans include the sale of up to $3,000,000 of debt through a recent agreement with a placement agent who is a related party. In addition, the Company expects to collect $1,500,000 from the note receivable it holds. If additional funds are necessary, the Company would consider liquidating some or all of its marketable securities and seeking other forms of financing. Based on these current plans, TekInsight believes that it has sufficient cash resources and liquidity to meet its anticipated short-term and long-term capital needs.

Recent Accounting Standards

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective in fiscal 2003 and the Company is considering early adoption in fiscal 2002. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules are expected to result in a reduction to expenses of approximately $425,000 for fiscal year 2002.


Factors That May Affect Future Results

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

     Inability to obtain additional financing, if needed, may make it difficult for us to execute our business plan and continue in operation. Our ability to succeed depends in part on our ability to finance the operation of our business due to our recurring losses and negative cash flows from operations. We currently anticipate that if the net proceeds from currently proposed financings through a $3,000,000 loan from and collection of a $1,500,000 note receivable, together with our existing cash balances, are not sufficient to meet our liquidity needs, support our future expansion needs and achieve our strategic goals, we may require additional funds. If adequate funds are not available on acceptable terms, we may not be able to sustain our ongoing operations or to take advantage of market opportunities, develop or enhance new services and products, pursue acquisitions that would complement our existing services and products offerings or execute our business strategy.

     Dependence on Contracts with Government Agencies. The majority of our revenues were derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction inunds available for government agencies to purchase professional services would have a material adverse effect on our business, financial condition and results of operations.

     Inability to Attract and Retain Professional Staff Necessary for Existing and Future Projects. If we are unable to attract, retain and train skilled employees, such inability could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand and competition for such persons is likely to increase. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

     Substantial Competition in the IT and Consulting Services Markets. The IT and consulting services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT and consulting services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT and consulting services markets.

     Potential Failure to Identify, Acquire or Integrate New Acquisitions. A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. As described above, we are currently proposing to merge with DMR. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including the diversion of management's attention, failure to retain key personnel, increased general and administrative expenses, client dissatisfaction or performance problems with an acquired firm, assumption of unknown liabilities, and other unanticipated events or circumstances. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

     Dependence on Key Personnel. Our success depends in large part upon the continued services of a number of key employees. Although we have entered into employment agreements with certain key employees, these employees and other key employees who have not entered into employment agreements may terminate their employment at any time. The loss of the services of any key employee could have a material adverse effect on our business. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in interest rates on its short-term investments.


Interest Rate Sensitivity.

     The Company maintains a portfolio of cash equivalents and investments in short-term securities, including certificates of deposit and money market funds. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. We anticipate having the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001


                                                                     Page Number

INDEPENDENT AUDITORS' REPORT                                                F- 1

CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2001 AND 2000                                                      F- 2

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE YEARS
ENDED JUNE 30, 2001, 2000 AND 1999                                          F- 3

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 2001, 2000 AND 1999                                                F- 4

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999                          F- 5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F- 7-14

INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors
Tekinsight.com, Inc.

We have audited the accompanying consolidated balance sheets of TekInsight.com, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TekInsight.com, Inc. and Subsidiaries as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 (b) to the financial statements, the Company has suffered recurring losses from continuing operations, and has a working capital deficiency of approximately $5,000,000 at June 30, 2001, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, which includes amongst other things, the raising of additional debt and/or equity, are also discussed in Note 1 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /S/ FELDMAN SHERB & CO., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants


September 21, 2001
New York, New York

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ----------------------------
                        (in thousands, except share data)

                                         ASSETS                                                  June 30,
                                         ------                                         -------------------------------
                                                                                           2001              2000
                                                                                        -------------     -------------
CURRENT ASSETS:
      Cash (including restricted cash of $804 at June 30, 2001)                      $         1,309   $         3,961
      Accounts receivable, net of allowance for doubtful accounts of $205 and $124             6,835               349
      Inventories                                                                              1,617                 -
      Prepaid expenses and other assets                                                          424               380
      Note receivable                                                                          1,500                 -
      Other receivables                                                                          870                 -
                                                                                        -------------     -------------
               TOTAL CURRENT ASSETS                                                           12,555             4,690

NOTE RECEIVABLE                                                                                    -             1,800

INVESTMENTS - Marketable Securities                                                              846             3,629

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,056 and $80                        669               112

GOODWILL, net of accumulated amortization of $398 and $13                                      8,466             1,148

CAPITALIZED SOFTWARE COSTS, net of accumulated depreciation of $1,175                            914             1,100

      ACQUIRED CUSTOMER LIST, net of accumulated amortization of $1,351                        9,459                 -

PURCHASED SOFTWARE, net of accumulated depreciation of $152                                      538                 -

INVESTMENT IN COMPANY                                                                            356                 -

DEPOSITS AND OTHER ASSETS                                                                        194                46
                                                                                        -------------     -------------
                                                                                     $        33,997   $        12,525
                                                                                        =============     =============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                               $         8,821   $           769
      Line of Credit                                                                           2,503                 -
      Accrued expenses                                                                         3,163               415
      Deferred Maintenance Revenue                                                             1,261                 -
      Audit assessment                                                                         1,792             1,722
                                                                                        -------------     -------------
               TOTAL CURRENT LIABILITIES                                                      17,540             2,906
                                                                                        -------------     -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                                  222                 -
                                                                                        -------------     -------------
STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized and
      2,189,800 shares issued and outstanding as of June 30, 2001                                  1                 -
      Common stock, $.0001 par value, 100,000,000 shares authorized and 19,470,346 shares and 16,293,620 shares issued and outstanding as of June 30, 2001 and
        June 30, 2000, respectively                                                                2                 2
      Additional paid-in capital                                                              40,060            20,764
      Unrealized (loss) gain on securities                                                     (954)               964
      Accumulated deficit                                                                   (22,874)          (12,111)
                                                                                        -------------     -------------
               TOTAL STOCKHOLDERS' EQUITY                                                     16,235             9,619
                                                                                        -------------     -------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        33,997   $        12,525
                                                                                        =============     =============

                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      -------------------------------------
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
      ---------------------------------------------------------------------
                        (in thousands, except share data)

                                                                                Year Ended June 30,
                                                                   ----------------------------------------------
                                                                        2001             2000            1999
                                                                   -------------     ------------   -------------
REVENUES
      Product Revenues                                             $     24,650   $            -    $          -
      Service Revenues                                                   20,260            1,962           1,515
                                                                   -------------     ------------   -------------
      TOTAL REVENUES                                                     44,910            1,962           1,515
                                                                   -------------     ------------   -------------
COST OF REVENUES
     Cost of Products                                                    20,371                -               -
      Cost of Services                                                   15,121            1,373             700
                                                                   -------------     ------------   -------------
      TOTAL COST OF REVENUES                                             35,492            1,373             700
                                                                   -------------     ------------   -------------
GROSS PROFIT                                                              9,418              589             815
                                                                   -------------     ------------   -------------
OPERATING EXPENSES:
      Selling costs                                                       8,614               59              45
      General and administrative expenses (exclusive of
          non-cash charges for options and warrants shown below)          4,054            3,142           3,343
      Non-cash charges for options and warrants                             721              327               -
      Research and development                                            2,945              276             162
      Depreciation and amortization                                       2,747               43              23
                                                                   -------------     ------------   -------------
      TOTAL OPERATING EXPENSES                                           19,081            3,847           3,573
                                                                   -------------     ------------   -------------
LOSS FROM OPERATIONS                                                     (9,663)          (3,258)         (2,758)
                                                                   -------------     ------------   -------------
OTHER INCOME (EXPENSE)
Gain (loss) on marketable securities                                       (480)          (1,191)          1,689
Equity interest in loss of investee                                        (100)               -               -
Interest expense                                                           (592)               -               -
Interest income                                                             112              433             590
Other income (expense), net                                                (175)            (476)              -
                                                                   -------------     ------------   -------------
      TOTAL OTHER INCOME (EXPENSE)                                       (1,235)          (1,234)          2,279
                                                                   -------------     ------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                         (10,898)          (4,492)           (479)
INCOME TAX BENEFIT                                                          (76)            (545)              -
                                                                   -------------     ------------   -------------
LOSS FROM CONTINUING OPERATIONS                                         (10,822)          (3,947)           (479)
                                                                   -------------     ------------   -------------
DISCONTINUED OPERATIONS
      Gain (loss) from discontinued operations, net of
        applicable  income taxes of $149 in 2000                             59              (29)              -
      Gain from disposal, including operating losses, through
        disposal date, of $1,489 (less applicable income taxes
        of $1,104)                                                            -                -           1,492
                                                                   -------------     ------------   -------------
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS
                                                                             59             (29)           1,492
                                                                   -------------     ------------   -------------
NET INCOME (LOSS)                                                   $   (10,763)  $       (3,976)   $      1,013

PREFERRED STOCK DIVIDENDS                                           $         -                -    $       (27)
                                                                   -------------     ------------   -------------
NET INCOME (LOSS) APPLICABLE TO COMMON
      SHAREHOLDERS                                                  $  (10,763)   $      (3,976)    $        986
                                                                   =============     ============   =============
NET INCOME (LOSS) PER SHARE:
      Continued                                                     $    (0.63)   $       (0.25)    $     (0.03)
      Discontinued                                                  $    (0.00)           (0.00)    $       0.10
                                                                   -------------     ------------   -------------
NET LOSS PER SHARE - basic and diluted                              $    (0.63)   $       (0.25)    $       0.07
                                                                   =============     ============   =============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN
      COMPUTATION                                                    17,168,883       15,878,749      14,728,969
                                                                   ============      ===========    =============
NET INCOME (LOSS)                                                   $  (10,763)   $      (3,976)    $      1,013

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
      Unrealized (loss) gain on available-for-sale securities       $   (1,918)   $      (1,482)    $      2,447
                                                                   -------------     ------------   -------------
COMPREHENSIVE INCOME (LOSS)                                         $  (12,681)   $      (5,458)    $      3,460
                                                                   =============     ============   =============

                 See notes to consolidated financial statements     F-3

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      --------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                                 (in thousands)

                                                                                               Unrealized                   Total
                                          Preferred Stock        Common Stock      Additional  Gain (Loss) Accumulated Stockholders'
                                         ------------------    ------------------    Paid-in        On         Deficit      Equity
                                         Shares     Amount     Shares     Amount     Capital    Securities
                                         -------    -------    -------    -------    -------    ----------   ----------    --------
Balance - June 30, 1998                   1,000  $     505     12,020  $       1  $  14,115  $          -      (9,121)  $    5,500
      Shares issued upon converting
         Redeemable Series
         "A" Preferred Stock                                    1,363          -      1,150                                  1,150
      Shares issued in connection with
         private offering                                         137          -        205                                    205
      Shares issued to employees in
         connection with termination
         of Employment Agreements                                 168          -        168                                    168
      Shares issued to an employee in
         connection with exercise
         of stock options                                          84          -         85                                     85
      Shares issued in connection with
         Stock Purchase Agreement                                  31          -         75                                     75
      Shares of Common Stock exchanged
         with ViewCast                                          1,240          1      1,999                                  2,000
      Changes in unrealized gain (loss)
         on securities available-for-sale                                                           2,447                    2,447
      Shares issued in connection with
         Repayment of Promissory Note                              20          -
      Shares of Common Stock exchanged
         with Diplomat                                            286          -      1,000                                  1,000
      Dividends paid on Preferred Stock
         Series "A"                                                                                                (27)        (27)
      Net Income                                                                                                 1,013       1,013
                                         -------    -------    -------    -------    -------    ----------   ----------    --------
Balance - June 30, 1999                   1,000        505     15,349          2     18,797         2,447       (8,135)     13,616

      Shares issued upon converting
         Redeemable Series
           "B" Preferred Stock           (1,000)      (505)       500          -        505
      Options exercised for cash                                   65          -         85                                     85
      Shares issued in connection with
         acquisition of Big
         Technologies, Inc.                                       380          -      1,050                                  1,050
      Changes in unrealized gain (loss)
         on securities
           Available-for-sale                                                                     (1,483)                   (1,483)
      Options issued in connection with
         consulting agreements                                                          327                                    327
      Net Loss                                                                                                  (3,976)     (3,976)
                                         -------    -------    -------    -------    -------    ----------   ----------    --------
Balance - June 30, 2000                       -          -     16,294          2     20,764           964     (12,111)       9,619

      Shares issued in connection with
         the acquisition of Data Systems
         Network Corporation              2,190          1                           12,500                                 12,501
      Shares issued in connection with
         the payment of the finders fee
         as a result of the
         Data Systems acquisition                                 130          -        300                                    300
      Shares issued in connection with
         the exercise of employee stock options                   250          -        337                                    337
      Shares issued in connection with
         the acquisition of Big Technologies, Inc.                 78          -        217                                    217
       Options issued in connection with
         consulting agreements                                                          779                                    779
      Shares issued in connection with
         private offering                                       2,718          -      2,718                                  2,718
      Finders fee from private offering                                                (183)                                  (183)
      Shares issued in connection with
         BugSolver, Inc. private offering                                             3,000                                  3,000
      Finders fee from BugSolver, Inc.
         private offering                                                              (150)                                  (150)
      Minority interest in BugSolver,
         Inc. subsidiary                                                               (222)                                  (222)
      Changes in unrealized gain (loss)
         on securities available-for-sale                                                          (1,918)                  (1,918)
      Net Loss                                                                                                (10,763)     (10,763)
                                         -------    -------    -------    -------    -------    ----------   ----------    --------
Balance - June 30, 2001                   2,190   $      1  $  19,470  $       2  $  40,060  $      (954)  $  (22,874)  $   16,235
                                         =======    =======    =======    =======    =======    ==========   ==========    ========

               See notes to consolidated financial statements     F-4

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (in thousands)

                                                                                                   Year Ended June 30,
                                                                                         ----------------------------------------
                                                                                            2001           2000          1999
                                                                                         -----------     ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $    (10,763)   $   (3,976)   $      1,013
                                                                                         -----------     ---------     ----------
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                        2,037           43              23
         Amortization of deferred finance costs and debt discount                                 -            -             106
         Amortization of capitalized software costs                                             473          316             313
         Write-down of capitalized software costs                                               237          266               -
         Reserve for valuation of note receivable                                               300          476               -
         Other non-cash                                                                           -            -             327
         Loss (gain) on marketable securities                                                   480        1,191          (1,690)
         Gain on sale of note                                                                     -            -          (3,300)
         Loss from minority interest in subsidiary                                              100            -               -
         Options paid for services                                                              721          327               -

     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                    (1,551)         (303)            (34)
         Decrease in interest receivable                                                          -           25             250
         Increase in refund receivable                                                            -          (70)              -
         Additions to capitalized software costs                                              (287)         (591)              -
         Increase in prepaid expenses                                                         (606)         (280)            (30)
         Increase in deferred finance costs                                                       -            -            (108)
         Decrease in deposits and other assets                                                  109            3               -
         Increase (Decrease) in accounts payable                                              2,836          348             (29)
         Increase in deferred maintenance and interest                                           67           11
         Increase in state audit reserve                                                         70          323             700
         (Decrease) Increase in accrued expenses                                            (1,930)           48             (25)
         (Decrease) Increase in income tax payable                                                -         (628)            628
         Decrease in accrued termination costs                                                    -          (67)           (784)
                                                                                         -----------     ---------     ----------
              Total adjustments                                                               3,056        1,438          (3,653)
                                                                                         -----------     ---------     ----------
         NET CASH USED IN OPERATING ACTIVITIES                                               (7,707)      (2,538)         (2,640)
                                                                                         -----------     ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                1,313
     Cash proceeds from the sale of securities                                                    -           519          2,740
     Cash disbursements for the purchase of securities                                          (90)       (1,255)             -
     Capital expenditures                                                                      (551)          (70)          (719)
     Net cash paid for acquisition                                                             (456)         (150)             -
     Collection on note receivable                                                                -             -          9,300
     Redeemed convertible preferred stock                                                         -             -         (1,000)
     Decrease in note receivable                                                                  -          (248)        (2,028)
                                                                                         -----------     ---------     ----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    216       (1,204)          8,293
                                                                                         -----------     ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in notes payable                                                                    -             -           (145)
     Issuance of related party loans                                                          (220)             -           (163)
     Proceeds from debt financing                                                                 -             -            183
     Net repayments under bank line of credit                                                 (664)             -              -
     Repayment of long-term debt                                                                  -             -           (664)
     Issuance of subsidiary securities, net of expenses                                       2,851             -              -
     Issuance of Common Stock, net of expenses                                                2,872            85             206
     Dividends paid on Series A Preferred Stock                                                   -             -            (27)
                                                                                         -----------     ---------     ----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  4,839            85           (610)
                                                                                         -----------     ---------     ----------
NET (DECREASE) INCREASE IN CASH                                                              (2,652)       (3,657)         5,043

CASH AT BEGINNING OF YEAR                                                                     3,961         7,618          2,575
                                                                                         -----------     ---------     ----------
CASH AT END OF YEAR                                                                   $       1,309   $     3,961   $      7,618
                                                                                         ===========     =========     ==========

                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (in thousands, except share data)


                                                                                                   Year Ended June 30,
                                                                                          ---------------------------------------
                                                                                            2001           2000          1999
                                                                                            ----           ----          ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                 $        592   $         -   $         85

Cash paid for income taxes                                                             $          -   $       314   $        476

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING

     ACTIVITIES:

     Convertible notes converted to common stock                                       $          -   $         -   $         20


     Redeemable preferred stock converted to common stock                              $          -   $       505   $      1,150

     Private offering of common stock                                                  $          -   $         -   $        205

     Issuance of common stock in conjunction with termination of employment            $          -   $         -   $        253
     contracts

     Issuance of common stock in conjunction with retirement of debt                   $          -   $         -   $         75

     Issuance of common stock in conjunction with acquisition of company               $        517   $     1,050   $      2,295

     Exchange of common stock with another company's common stock                      $          -   $         -   $      2,000

     Exchange of preferred stock in conjunction with acquisition of company            $     12,500   $         -   $          -

     Payment of acquisition costs with common stock                                    $        300             -              -

     Exchange of common stock with another company's common stock                      $          -   $         -   $      1,000


                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------
       A. Organization Summary - TekInsight.com, Inc. ("TekInsight") was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. Universal supplied and distributed both prescription and non-prescription medications and durable medical equipment and supplies principally to persons suffering from diabetes. These businesses were sold in January 1998 and the Company changed its name to Tadeo Holdings, Inc. In November 1999 the Company changed its name to TekInsight.

          TekInsight is a professional services firm specializing in information technology solutions for state and local government organizations.
          TekInsight operates its business through three strategic business units: TekInsight Services, Inc. ("Services"), BugSolver.com, Inc. ("ProductivIT") and TekInsight Research and Development, Inc. ("Research"). TekInsight is involved in the development of computer software products and the provision of services for the design, management and support of distributed client/server and Internet-based network systems. TekInsight provides consulting, technical and related services to state and local government clients for the upgrade of existing systems as well as the improvement of transactions with their citizenry, through Internet sites that interface with database systems.

          Depending upon the context, the term TekInsight refers to either TekInsight alone, or TekInsight and one or more of its subsidiaries.

          TekInsight is the parent corporation for the following wholly owned subsidiaries that have discontinued operations: Physicians Support Services, Inc., a California corporation; Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc.; and USC-Michigan, Inc., a Michigan corporation and its wholly owned subsidiary, PCS, Inc.-West, a Michigan Corporation.

    B. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from sales of stock and cash received in 1998 from the sale of discontinued operations. In addition, the Company has a working capital deficiency of approximately $5,000,000 at June 30, 2001. Management's current plans include the sale of up to $3,000,000 of debt through a recent agreement with a placement agent, who is a related party, of which $307,000 has been received through September 21, 2001. In addition, the Company expects to collect $1,500,000 from the note receivable it holds. If additional funds are necessary, the Company would consider liquidating some or all of its marketable securities and seek other forms of financing. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to sustain its operations. The accompanying consolidated financial statements do not included any adjustments that might be necessary should the Company be unable to continue as a going concern.

    C. Principles of Consolidation - The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated.

    D. Revenue Recognition - The Company licenses software to end users under license agreements. The Company recognizes revenues in accordance with Statement of Position 97-2 ("SOP 97-2") as amended by Statement of Position 98-9 ("SOP 98-9"), issued by the American Institute of Certified Accountants. Under SOP 97-2, revenue from software licensing is recognized upon shipment of the software provided that the fee is fixed or determinable and that collectability of the revenue is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period unless some additional performance target is mandated. In the latter case, revenue is recognized upon satisfaction of that target, as defined in the applicable software license agreement. SOP 98-9 amends certain aspects of 97-2 to require recognition of revenue using the "residual method" under certain circumstances.

          In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue

          Recognition in Financial Statements". (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B.) Under SAB 101 additional guidance on revenue recognition and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB 101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there is no significant impact on the Company's operating results.

    E. Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

    F. Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Total shares issued if outstanding options and warrants were exercised net of repurchased shares at the yearly average price amounts to 679,587 shares and 913,892 shares for fiscal 2001 and 2000 respectively.

    G. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    H. Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

    I. Stock Based Compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

    J. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

    K.    Impairment of Long-Lived  Assets - Long-lived  assets and  intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At June 30, 2001, the Company believes that there has been no impairment of its long-lived assets.

    L. Goodwill - The cost in excess of net assets acquired(Goodwill) is amortized using the straight-line method over 20 years which is the estimate of future periods to be benefited

    M. Capitalized Software Costs - The Company accounts for costs of developing computer software for sale in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", under which costs incurred prior to the establishment of a product's technological feasibility are expensed as research and development and costs incurred from the point of technological feasibility through the point that a product is ready for market are capitalized and amortized in the greater of the relations that revenues earned bear to total expected revenues over the life of the product or straight-line over the life of the product. Capitalized software costs are evaluated periodically and written down to net realizable value when necessary. Amortization of capitalized software costs for the periods ended June 30, 2001, 2000, and 1999 were $710,000, $552,000 and $313,000, respectively.

    N. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions.

    O. Inventories - Inventories consist primarily of goods in transit, which are recorded at the lower of cost or market. Work-in-process inventory includes labor, materials, supplies, and overhead and are stated at lower of cost or market.

    P. Advertising Costs - Costs related to advertising and promotion of services are charged to operating expense as incurred. Advertising expense was $524,000, $276,000 and $58,000 for the years June 30, 2001, 2000 and 1999, respectively.

    Q. Research and Development - Research and development costs are charged to expense as incurred.

    R. Shipping and Handling Costs - The Company accounts for shipping and handling costs as a component of "Cost of Product Revenues". These costs are primarily the direct freight costs related to the "drop shipment" of products to the Company's customers. Total cost was $123,000 in fiscal 2001 and did not exist in prior years as the Company did not have any product shipments.

    S. New Accounting Pronouncements - In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
          (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective in fiscal 2003 and the Company is considering early adoption in fiscal 2002. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules are expected to result in a reduction to expenses of approximately $425,000 for fiscal year 2002.

2.       RESTRICTED CASH
         ----------------

         At June 30, 2001, cash of $804,000 was received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements.

3.       ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTE RECEIVABLE
         ---------------------------------------------------
              (thousands of dollars)

                                                         Additions:
                                                         -----------------------------
                                          Balance at      Charged to     Charged to
                                           beginning       cost and         Other         Deduc-       Balance
                                                                                          ------       at end
   Accounts Receivable Reserves:            of year        expenses       Accounts         tions       of year
   -----------------------------            -------        --------       --------         -----       -------
   Year ended June 30, 2001            $      124     $        47     $      170     $     (42)    $     205
   Year ended June 30, 2000            $       -      $       124     $       -      $       -     $     124
   Year ended June 30, 1999            $       -      $        -      $       -      $       -     $      -

   Note Receivable Reserve:
   -----------------------------
   Year ended June 30, 2001            $       -      $       300     $       -      $       -     $     300
   Year ended June 30, 2000            $       -      $        -      $       -      $       -     $      -
   Year ended June 30, 1999            $       -      $        -      $       -      $       -     $      -


         During the fiscal year ended June 30, 2001, the Company assumed the net accounts receivable of Data Systems (see 7. BUSINESS ACQUISITIONS). The allowance recorded in this acquisition was $170,000.

4.       PREPAID EXPENSES AND OTHER ASSETS
         ---------------------------------
              (thousands of dollars):


                                                2001          2000
                                                ----          ----
         Prepaid insurance                $       23     $       -
         Prepaid acquisition costs               206           177
         Prepaid maintenance                      96             -
         Prepaid bank charges                     37             -
         Prepaid advertising                       -           133
         Other prepaid costs                      62            70
                                           ----------     ---------
                                          $      424     $     380
                                           ----------     ---------




5.       CREDIT FACILITY
         ---------------
     As a result of the merger with Data Systems (Note 7), TekInsight Services assumed, and the Company agreed to guaranty, Data Systems' existing credit facility with Foothill Capital Corporation ("Foothill"). On September 30, 1998, Data Systems and Foothill Capital Corporation entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for a revolving line of credit not to exceed $15 million. The available line of credit at June 30, 2001, according to the collateral formula, was approximately $4,648,000 of which $2,503,000 was outstanding. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (7.75% at June 30, 2001) and have a term extending to March 31, 2002.

     In connection with the Foothill Agreement, TekInsight Services is required to maintain certain financial ratios. Pursuant to the March 30, 2001 amendment, TekInsight Services was in compliance with the financial covenant required by Foothill as of June 30, 2001.

6.       MARKETABLE SECURITIES
         ----------------------
     Marketable securities have been classified as available for sale securities at June 30, 2001 and, accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At June 30, 2001, the unrealized loss on securities was $954,000.

7.       BUSINESS ACQUISITIONS
         ---------------------
     On August 14, 2000, the Company acquired all of the outstanding capital stock of Data Systems through a merger with its Services subsidiary. In connection with this acquisition, the Company assumed numerous ongoing customer relationships, representing the majority of its revenues. In the acquisition, Tekinsight recorded $18,509,000 in total goodwill and intangible assets allocated as follows: $7,009,000 in goodwill which will be amortized over 20 years, $10,810,000 in capitalized customer contracts amortized over 7 years and $690,000 of capitalized software amortized over 5 years. The values of intangible assets recorded were derived from the discounted future derivation of free cash flows methodology, performed by an independent appraiser. An analysis of Data Systems historical revenues and margins determined the allocations of the intangibles to the customer lists and to the software acquired. The amortization periods were based on the customer and company relationship history, number of customers, types of customers and service expertise delivered to the customers. The value of the intangibles will continue to be reviewed for impairment quarterly by the Derivation of Free Cash Flows method and any valuation differences will be booked accordingly. Property and equipment were evaluated for adjustments to fair value, and generally were recorded at the net book values from the prior company, which were considered to approximate fair value.

         A summary of the business assets acquired is as follows:

     (Amounts in thousands)

     Stock issued                                     $       12,500
     Acquisition costs                                           300
     Liabilities assumed                                      13,765
                                                        -------------
     Total consideration                              $       26,565
                                                        -------------

     Assets acquired:
     ----------------
     Cash                                             $        1,313
     Accounts receivable, net                                  4,935
     Prepaid expenses, deposits and other assets               1,387
     Property and equipment                                      421
     Customer list                                            10,810
     Software                                                    690
     Goodwill                                                  7,009
                                                        -------------
     Fair value of assets acquired                    $       26,565
                                                        -------------


     The acquisition price was $12,500,000. The aggregate consideration paid to Data Systems stockholders consisted of approximately 2,185,755 shares of TekInsight Series A Convertible Preferred Stock based on an aggregate of 5,575,906 shares of common stock of Data Systems outstanding as of the effective time of the merger and an exchange ratio of 0.392 of a share of TekInsight preferred stock for each share of Data Systems common stock outstanding. On August 14, 2001, such shares became convertible into shares of TekInsight common stock at the exchange rate of 2.5 shares of common stock for one share of preferred stock. In addition, TekInsight assumed 462,500 options and 50,000 warrants issued by Data Systems which were converted into the right to acquire 181,300 and 19,600 shares of TekInsight preferred stock, respectively.

     On November 3, 2000, the Company entered into an agreement to purchase 19.9% of the equity of LaborSoft Corporation ("LaborSoft"), including convertible securities. In February 2001, the Company received 199,000 shares of LaborSoft common stock, representing 25% of the outstanding voting securities.

In exchange for such securities, the Company provided infrastructure services as an in-kind investment through March 31, 2001. Such services were capitalized as a direct cost investment in the amount of approximately $456,000. Due to the significant investment in LaborSoft, the Company has recognized its pro-rata portion of the losses incurred by this affiliate, since February 2001, in the amount of $100,000. Such losses have reduced the carrying value of its investment to $356,000 at June 30, 2001. Subsequent to March 31, 2001, the Company has continued to provide infrastructure services to LaborSoft, on a fee-for-service basis. As of June 30, 2001, the Company had outstanding receivables for such services in the total amount of $176,000. The Company will continue to act as a non-exclusive reseller of the LaborSoft products.

     On April 25, 2001 TekInsight signed a definitive agreement to acquire DynCorp's state government services subsidiary, DynCorp Management Resources ("DMR") pursuant to a merger with a specially formed subsidiary. Under the terms of the proposed transaction, which must be approved by TekInsight's shareholders and is subject to specified contingencies, TekInsight will issue new shares of a newly created Class B Common Stock as consideration for the transaction. Upon completion, DynCorp will hold approximately 40 percent of TekInsight's fully diluted common equivalent shares. DMR provides a variety of information technology and business process outsourcing services.

     On May 17, 2000 TekInsight acquired Big Technologies, Inc., an Internet firm specializing in the development of government sites with advanced transactional Applications (which has since changed its name to "TekInsight e-Government Services, Inc."). Since 1995, TekInsight e-Government Services has created transactional Web applications for municipal agencies. As merger consideration, former Big Technologies shareholders received 380,091 shares of TekInsight common stock, $150,000 in cash and 3.5% of TekInsight e-Government's common stock. Such shareholders can also receive additional shares of TekInsight with a value of $650,000 if TekInsight e-Government attains specified development milestones during the first year after the acquisition. The former Big Technologies shareholders had the right to require TekInsight to repurchase up to $100,000 value of the shares issued to them through December 2000, at the average market price as quoted on The Nasdaq SmallCap Market for the five consecutive trading days ending on the trading day that immediately precedes the Closing Date of the acquisition, and the shareholders exercised such right. In connection with the acquisition, the former president and chief executive officer of Big Technologies, before the acquisition, signed a three-year employment agreement.

     The following unaudited pro-forma information reflects the results of operations of the Company as though the aforementioned acquisitions had been consummated as of the beginning of the respective periods:

          (in thousands of dollars)


                                                Year ended June 30,
                                     -------------------------------------------
                                         2001            2000           1999
                                         ----            ----           ----
Revenue                        $        49,458   $     53,827   $     82,654
                                  -------------     ----------     ----------
Net Income (Loss)              $      (11,196)   $    (7,696)   $     14,329
                                  -------------     ----------     ----------

Net income (loss) per share    $        (0.66)   $     (0.36)   $       0.73
                                  -------------     ----------     ----------


8.       NOTE RECEIVABLE
         ----------------

     In May 1999, TekInsight entered into a joint venture with Azurel, Ltd. ("Azurel") to provide Internet marketing of cosmetic products. In connection with the revenue-sharing agreement, TekInsight made two loans to Azurel totaling $2,078,100. Repayment of amounts outstanding under the larger of the two loans was secured by a pledge of approximately two-thirds of the outstanding shares of two Azurel operating subsidiaries, Private Label Cosmetics, Inc. and Fashion Laboratories, Inc. TekInsight also received from Azurel warrants to acquire 500,000 shares of Azurel common stock, exercisable at $1.50 per share, with the shares acquired upon exercise of such warrants being subject to registration rights in favor of TekInsight. In November 1999, TekInsight provided an additional $200,000 to Azurel by entering into a sale and leaseback transaction with respect to certain equipment necessary for Azurel to increase its capacity for operations.

     Due to a rapid proliferation of cosmetic e-commerce sites in the marketplace, completion of the site under development for Azurel was not deemed economically feasible. Concurrently, the financial condition of Azurel deteriorated and the equipment lease and both loans went into default. Azurel was duly notified of the defaults and by August 2, 2000 TekInsight accelerated the amounts due under the two loans. Due to Azurel's extreme financial hardship, requiring a sale of its interest in Private Label and Fashion Laboratories, TekInsight permitted a substitution of collateral. The shares of capital stock of the former Azurel subsidiaries pledged to secure the larger of the two loans were replaced as collateral with a $1,800,000 note made by Private Label and Fashion Laboratories payable to Azurel, due in a single balloon payment in May 2002. In connection with this substitution of collateral, TekInsight took possession of the note and the makers and Azurel directed Private Label and Fashion Laboratories to make all payments due under the note directly to TekInsight. In consideration for TekInsight's release of the pledge, the exercise price on warrants to acquire 500,000 shares of Azurel common stock held by TekInsight was lowered to $.60 per share (the then current market price of Azurel common stock) from $1.50 per share.

     On February 2, 2001,  Azurel filed for  protection  under Chapter 11 of the
U.S. Bankruptcy Code in the United States Bankruptcy Court, District of New Jersey. Upon the filing of Azurel's bankruptcy petition, the bankruptcy code imposed an automatic stay on TekInsight's collection activity. TekInsight intends to obtain allowance of its claim on the secured loan (which claim has been filed with the Bankruptcy Court) and to obtain full ownership of the Private Label/Fashion Laboratories pledged note, including, if necessary, to apply for relief from the stay or otherwise obtain relief through the bankruptcy plan process in order to effect foreclosure with respect to the secured loan. TekInsight is not aware of any matter that should prevent the court from allowing that claim and permitting or requiring Azurel to relinquish ownership of the pledged note to TekInsight. With respect to the equipment lease and unsecured loan, TekInsight has similarly filed proofs of claim in the bankruptcy proceeding and will seek allowance thereof. Further, since the debtor has rejected the equipment lease, the equipment under that lease (which consisted primarily of obsolete computer equipment) has been disposed of by a sale for approximately $10,000. TekInsight continues in possession of the pledged note, which TekInsight understands gives it a first perfected security interest in the note.

     As of June 30, 2001, the Company has provided reserves against the assets recorded as a result of the transactions with Azurel. The remaining asset is the $1.8 million note made by Private Label Cosmetics, Inc. and Fashion Laboratories, Inc, which has been reduced to a net realizable value of $1.5 million, since the note was provided as collateral for one of the loans in this amount. The terms of the note stipulate that interest and principal shall be paid in full in one balloon payment due on May 23, 2002. Based on these terms, the note has been classified as a current asset as of June 30, 2001.

9.       FURNITURE, FIXTURES AND EQUIPMENT
         ----------------------------------

Furniture, fixtures and equipment are as follows (in thousands of dollars):

                                                   June 30,
                                      ----------------------------------

                                              2001             2000
                                              ----             ----
       Furniture and fixtures       $          805   $           21
       Computer software                         9                9
       Computer equipment                    1,869              150
       Machinery and equipment                   3                3
       Leasehold improvements                   39                9
                                       ------------     ------------
                                             2,725              192
       Less:  accumulated depreciation      (2,056)             (80)
                                       ------------     ------------
                                    $          669   $          112
                                       ============     ============

10.      OTHER RECEIVABLES
         ------------------
     In June 1999, TekInsight entered into a strategic relationship with StyleSite Marketing ("Style") to create an e-commerce website to feature and sell women's and children's fashion apparel and related accessories. In connection with the revenue-sharing agreement, TekInsight (i) purchased, for $1,000,000, 10,000 shares of Style's Series G Convertible Redeemable Preferred Stock, and (ii) exchanged $1,000,000 approximate market value of its Common Stock (285,715 shares) for $1,000,000 approximate market value of Style common stock (1,066,098 shares). To secure certain rights in this transaction, TekInsight received a pledge of 350,000 shares of TekInsight Common Stock from the Rubin Family Trust. TekInsight subsequently received a personal guarantee from Robert M. Rubin, the then-Chairman of Style, guaranteeing those same rights, including TekInsight's rights as a holder of the Style preferred stock.

     On April 20, 2000, TekInsight filed an action against Style and its lender, First Source Financial LLP, in the United States Bankruptcy Court, Southern District of New York, to establish a constructive trust in its favor with respect to, and to request that the court order Style and First Source to deliver to TekInsight, (i) the $1,000,000 purchase price paid for preferred stock, and (ii) the 285,715 shares of TekInsight Common Stock delivered to Style in exchange for Style common stock. The Bankruptcy Court dismissed TekInsight's action on October 10, 2000 and subsequently denied TekInsight's motion for a rehearing. On January 11, 2001, TekInsight filed a notice of appeal of the Bankruptcy Court's ruling to the United States District Court, Southern District of New York. This appeal is currently pending. In addition to its proceedings against Style and First Source, TekInsight has been negotiating with Mr. Rubin and a representative of the Rubin Family Trust concerning their obligations to TekInsight. The Company has reflected its investment of $1,000,000 in Style' Preferred Stock as an other receivable at June 30, 2001, since the underlying guarantee is the primary source for repayment at this time. The Company has provided an allowance of $500,000 against this receivable

     In connection with an employment agreement, the Company provided a loan to its chief executive officer in the amount of $170,000. The loan is secured by the value of the executive's stock options and other assets. The terms of the repayment are currently under negotiation. The Company has provided loans to other employees in the aggregate amount of $100,000, with various payment terms. In connection with a settlement agreement, the Company has recorded a note receivable in the amount of $100,000, due in January 2002.

11.      CONCENTRATION OF RISK
         ---------------------
A. The Company maintains cash balances at a financial institutions which are insured by Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceeded such insured limits.

B. The concentration of credit risk in the Company's accounts receivable, with respect to state and local government customers, is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Company does not require collateral to support accounts receivable.

C. Customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. The State of New York and its agencies comprised approximately 30% of the Company's revenue for the fiscal year ended June 30, 2001 and approximately 20% of revenue for the fiscal year ended June 30, 2000. The State of Louisiana and its agencies accounted for approximately 13% of the Company's revenue for the fiscal year ended June 30, 2001 and approximately 12% of revenue for the fiscal year ended June 30, 2000. The Company was awarded a renewable one-year contract in July 1996 to provide network service, help desk support and maintenance support to multiple state agencies. The contract expired in June 2001 and the State of Louisiana is currently conducting a review of the contract and its renewal.

12.      AUDIT ASSESSMENT
         ----------------
     In a matter relating to a prior business of the Company, divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 20, 1999, the Superior Court recommended that the Demand be upheld. On January 26, 2000, the California Court of Appeals upheld the Demand. The Company has provided a reserve for the principal amount of $1,340,000 plus $452,000 in accrued interest, or $1,792,000 in total as of June 30, 2001. The Company has decided not to appeal the decisions. A demand for payment has not yet been made, following the Court of Appeals decision.


13.      INCOME TAXES
         --------------
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.


         Deferred tax assets and liabilities at June 30, consist of the following:
                       (amounts in thousands)

                                                      2001           2000
                                                      ----           ----
         Deferred tax assets:
           Nol operating loss carry
                forwards                            $9,431        $     -
           Allowance for doubtful
                accounts                                70              -
           Unrealized loss on
                investments                            324            506
           Depreciation
                                                       192              -
           Allowance on note receivable
                                                       102            162
           Accrued settlement reserve
                                                         -            108
           Accrued vacation
                                                       141              -
           Capital loss carryforward
                                                       336              -
           Other
                                                         -            125
                                              -------------   ------------
                                                    10,596            900
         Deferred tax liabilities

         Amortization                                (311)              -
         Less valuation allowance                 (10,285)           (900)
                                              -------------   ------------
                                              $          -    $         -
                                              =============   ============

         The benefit for income taxes from continuing operations differs from the amount computed applying the statutory federal income tax rate to loss before income taxes as follows:

In 000's                                                                   Year ended June 30,
                                                          -------------------------------------------------------
                                                              2001                2000                1999
                                                          --------------     ---------------     ----------------

Income tax benefit computed at statutory rate          $          3,660   $           1,528   $            (248)

Income tax benefit not recognized                       $        (3,584)  $            (983)  $             248
                                                          --------------     ---------------     ----------------
Income tax benefit                                     $             76   $             545   $               -
                                                          ==============     ===============     ================


The Company has net operating losses of approximately $28,000,000, of which approximately $19,000,000 is subject to limitations under Section 382 of the Internal Revenue Cod. The net operating loss carryforwards expire in 2009-2019.

13.      STOCKHOLDERS' EQUITY

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

     B. In connection with its December 1992 public offering, the Company has 1,143,800 Class A warrants outstanding to purchase Common Stock at $3.30 per share, which expire on December 17, 2000. On December 6, 2000, such warrants were extended, at a price of $2.00 per share, until December 11, 2005.

     C. On September 30, 2000, TekInsight received an equity investment of $3,000,000 for 1,000,000 shares of preferred stock issued by a subsidiary. For one year, the shares are convertible at the holder's option for 1,500,000 shares of TekInsight common stock. In connection with this financing, a finder's fee of $150,000 was paid to a director, plus options to purchase 50,000 shares of BugSolver common stock at $3.00 per share during the next five years. In July 2001, such shares were converted into Tekinsight common stock

     D. In March 2001, the Company sold 2,718,550 shares of its common stock for $1.00 per share. In connection with these placements, the Company paid to a director a fee of 7% in cash, and issued options to purchase 271,855 shares of its common stock, under the 1992 Stock Option Plan.


14.      STOCK OPTION AND EMPLOYEE BENEFIT PLANS
         ----------------------------------------

A.             The 1992 Employee Stock Option Plan was adopted by the
              Board of Directors in 1992 and 500,000 shares of common stock were initially reserved for issuance upon the exercise of options granted pursuant to the plan. Options granted under the 1992 plan may be either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options.

              The 1992 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of TekInsight or other individuals whose participation in the 1992 plan is determined to be in the best interest of TekInsight by the compensation committee. In August 2000, Directors and Shareholders approved an increase in the number of shares authorized for issuance upon exercise of options granted pursuant to the Plan from 500,000 to 2,000,000. As of June 30, 2001, 1,992,855 shares were subject to options granted under the plan, net of forfeitures.

B.             In November 1997, the Company established the 1997 Stock
              Option Plan for Non-employee Directors, which authorizes the issuance of options to purchase up to 300,000 shares of Common Stock at an exercise price of 100% of the Common Stock's market price. Subsequent to its adoption at the annual meeting in February 1998, options to purchase 130,000 shares of Common Stock have been issued under the 1997 plan at prices between $0.97 and $3.78.

C.            As a result of the Data Systems acquisition [See Note 7 -
              Business Acquisitions for additional information] TekInsight maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by TekInsight (which are discretionary) or by plan participants through elective salary reductions. No contributions were made to the plan by TekInsight during the year ended June 30, 2001.



15.      ACCOUNTING FOR STOCK OPTIONS
         ----------------------------
     The Company accounts for stock options issued to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized if the exercise price equals the stock market value on the measurement date (generally the grant date). The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     For disclosure purposes, the fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the fiscal years ended June 30, 2001, 2000 and 1999, respectively; annual dividends of $0.00 for all years; expected volatility of 208% for the fiscal year ended June 30, 2001, 136% for the fiscal year ended June 30, 2000, and 86.3% for the fiscal year ended June 30, 1999; risk free interest rate of 5.3% for the fiscal year ended June 30, 2001, 6.3% for the fiscal year ended June 30, 2000 and 5.7% for the fiscal year ended June 30, 1999, and expected life of five years for all fiscal years.

     If the Company had recognized compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $12 million and $.70 for the fiscal year ended June 30, 2001, and $4.6 million and $.29 for the fiscal year ended June 30, 2000. The effect for fiscal 1999 would not be material.

     During the fiscal year ended June 30, 2001, 144,000 options were issued in connection with services rendered to the Company, of which 121,500 were vested. The Company recorded expense for the value of these options in the total amount of $77,000. The Company also recognized expenses during the fiscal years ended June 30, 2001 and June 30, 2000, resulting from options granted for investment advisory services during fiscal 2000, of $644,000 and $327,000 respectively.

     The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's Common Stock:

                                      Stock Options under Plans                   Other Options and Warrants
                           --------------------------------------------- -----------------------------------------------


                                                 Weighted                                      Weighted
                                        Weighted Average                             Weighted  Average
                                        Average  Remaining                           Average   Remaining
                                        Exercise Contractual                         Exercise  Contractual           Life
                             Shares     Price    (years)  Exerciseable     Shares     Price    Life (years)    Exerciseable
                             ------     -----    -------      --------     ------     -----                    ------------
Outstanding at June 30,
1998                           145,000     1.71   5.0          145,000     1,961,667   1.73       4.3              1,961,667
                                                  ====         ========                           ====             =========
  Granted                       22,000     0.97                               90,000   0.94
  Canceled                                                                 (205,000)   1.50
                           ------------                                  ------------                              ----------
Outstanding at June 30,
1999                           167,000     1.61   4.1          167,000     1,846,667   1.72       3.9              1,846,667
                                                  ====         ========                           ====             =========
  Granted                       30,000     3.78                            1,087,500   3.39
  Canceled
  Exercised
                           ------------                                  ------------                              ----------



Outstanding at June 30,
2000                           197,000     1.94   3.2          197,000     2,934,167   2.34       3.1              2,934,167
                                                  ====         ========                           ====             =========
  Granted                    1,979,855     1.38                              144,000   1.12
  Canceled                    (54,000)     1.25                            (587,500)   2.93
  Exercised                                                                (250,000)   1.35
  Assumed Data Systems Plan    412,667     3.03
                           ------------                                  ------------
Outstanding at June 30,
2001                         2,535,522     1.69   7.7        1,510,522     2,240,667   2.22       2.5              2,218,167
                                                  ====       ==========                           ====             =========
                           ============                                  ============


16.      TERMINATION AGREEMENTS
         ----------------------
     The Company entered into a contract, subsequent to the disposal of its business, with a former operating officer commencing March 1998, aggregating
$485,000, payable in monthly installments of $7,633 through March 2003. The balance due under this contract was $140,000 at June 30, 2001. The balance is being carried as short term due to an acceleration provision, for which the event has occurred.

17.      COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS
         ------------------------------------------------
     The Company is obligated under three leases for aggregate base annual rent of approximately $114,000 (Michigan) and $126,000 (New York City) through March 2003 and November 2002, respectively. Portions of two of the Michigan locations have been subleased for aggregate rent of $47,592 annually, plus an allocation of 42.5% of common area expenses under one of the master leases. Total rent expense for the fiscal years ended June 30, 2001, 2000 and 1999 was $705,000, $93,000 and $88,000 respectively.

     On July 10, 2000, TekInsight was named as a nominal defendant in a stockholder's derivative action brought in the Supreme Court of New York, New York County, on behalf of TekInsight by Paul Miletich, an alleged shareholder of TekInsight. The action currently names Brian D. Bookmeier, James Linesch and Damon D. Testaverde, all directors of TekInsight, Alexander Kalpaxis (a former director of TekInsight) and Robert M. Rubin as defendants. TekInsight remains a nominal defendant. Mr. Miletich alleges that the named directors of TekInsight breached their fiduciary duties of care and loyalty to TekInsight by permitting TekInsight to enter into, among other things, transactions with Style and Azurel, resulting in a waste of corporate assets of TekInsight. TekInsight believes it has a good defense and intends to defend the suit vigorously. All of the defendants and TekInsight's insurer are currently engaged in settlement discussions with Mr. Miletich's counsel.

     As a result of the merger with Data Systems, the Company assumed the liability for a potential enforcement action undertaken by the SEC. The SEC staff has advised Data Systems orally that following its merger with TekInsight Services, resulting in Data Systems no longer having any public shareholders, the SEC staff would make no recommendation for any enforcement proceedings against Data Systems.

     On July 28, 2000,  a judgment was entered  against Data Systems in favor of
J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. While the Company has appealed this decision, accruals for this contingency have been established in an aggregate amount of approximately $700,000. The Company is in negotiations with the plaintiff regarding settlement terms.

     In December 1998, complaints were filed in the Circuit Court of Montgomery County, Alabama by two former employees, each seeking approximately $75,000. The Company is contesting these complaints. In addition, the Company has been served with three employment related claims with a potential exposure of approximately $100,000. The company has prevailed in the two of the cases in the United States District Court and is awaiting a ruling from the United States Court of Appeals which is hearing an appeal brought forth by the claimants. The third case is still pending. The company believes the claims lack merit and is contesting the action.

     On January 2, 2001, the Company entered into a one-year employment agreement with its Chief Executive Officer. The agreement includes a base salary of $350,000 and other provisions for termination and change in control. Under the terms of the agreement, the Company issued stock options to the executive for 400,000 shares of its common stock, and made a loan for $170,000.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        ------------------------------------------------------------------------
        DISCLOSURE
        -----------
              Not applicable.

                                    Part III


ITEM 10.  Directors and Executive Officers of the Registrant

         (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

         (b) Directors. The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A (the "2001 Proxy Statement"), under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2001.


ITEM 11.  Executive Compensation

                             SUMMARY OF COMPENSATION

         The following table sets forth the compensation paid during the three-year period ended June 30, 2001 to the chief executive officer of TekInsight and the other four most highly paid executive officers of TekInsight whose annual salary and bonus, exceeded $100,000 for all services rendered to TekInsight during each such annual period.

                                                               OTHER
       Name and                                                ANNUAL     RESTRICTED                               ALL OTHER
       Principal                                              COMPEN-        STOCK      OPTIONS/        LTIP        COMPEN-
       POSITION             YEAR      SALARY       BONUS       SATION       AWARDS       SARS(#)      PAYOUTS        SATION
Steven J. Ross
President and            1999       $      --               $      -      $     -      $     -      $      -      $     -
Chief Executive          a)2000     $ 143,000               $      -      $     -      $     -      $      -      $     -
Officer and Director     2001       $ 175,000               $ 25,000      $     -      $ 810,000    $      -      $     -
James Linesch
Chief Financial                     $       -                             $     -
Officer and Executive       1999    $       -               $      -      $     -      $     -      $     -       $     -
Vice President              2000    $                       $      -      $            $     -      $     -       $     -
and Director               b)2001   138,000       $10,000   $    25,000   -            $ 335,000    $     -       $     -
Alex Kalpaxis
Chairman of the Board,                                                    $     -      $     -      $      -
Chief Technology            1999    $ 160,000               $      -      $     -      $     -      $      -      $     -
Officer                     2000    $ 160,000        -      $      -      $            $            $             $     -
and Director               c)2001   $ 160,000        -      $    25,000   $     -      $     -      $      -      $     -

     a) On December 10, 1999, Mr. Ross entered into a consulting agreement with BugSolver.com, Inc., a TekInsight subsidiary. The agreement provided for a monthly consulting fee of $20,000. On May 15, 2000, TekInsight entered into a consulting agreement with Mr. Ross, which replaced the December 10, 1999 agreement with BugSolver.com, Inc. The agreement was to expire in February 2002 and automatically renew for successive 90-day periods unless terminated by either party. The agreement provided for a monthly consulting fee of $23,000. Mr. Ross entered into an Employment Agreement with TekInsight in January 2001 and his consulting agreement was terminated.

     b) Mr. Linesch entered into an employment agreement with TekInsight on August 14, 2001, at a base salary of $157,500 per year, for an annually renewable term of one year.

     c) Mr. Kalpaxis and TekInsight entered into a separation agreement, effective June 30, 2001, pursuant to which Mr. Kalpaxis terminated his employment with TekInsight and resigned as an officer and director of TekInsight and all subsidiaries in consideration for 12 equal monthly severance payments aggregating $160,000 (his base salary during the 2001 fiscal year).

Option Grants

         The following table sets forth certain information, as of June 30, 2001, concerning individual grants of stock options made during the fiscal year ended June 30, 2001 to each of the persons named in the Summary Compensation Table above.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              Number of
                              Securities       Percent of Total                        Potential realizable Value
                              Underlying        Options/SAR's       Exercise or        at assumed Annual rates of
                            Options/SAR's     Granted In Fiscal      Base Price       stock price appreciation for
          Name               Granted (#)             Year              (S/SH)                  option term
          (a)                    (b)                 (c)                (d)                5%               10%
------------------------  ------------        -----------         ----------------  ------------      -----------
-Steven J. Ross                810,000                94%              $1.27             635,000        1,607,000
------------------------  ------------        -----------         ----------------  ------------      -----------
-James Linesch                 335,000                92%              $1.82             372,000          939,000
------------------------  ------------        -----------         ----------------  ------------      -----------
-Alex Kalpaxis                       0                  0               0                      0                0

     The following table sets forth information concerning exercisesof stock options by each of the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2001 and the fiscal year-end value of options held by such named individuals.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUES
                                                                       Number of Securities
                                                                            Underlying         Value of Unexercised
                                                                           Unexercised             In-The-Money
                              Shares acquired                            Options/SARS at          Options/SARS at
           Name               on Exercise (#)    Value Realized ($)         FY-End (#)              FY-End ($)
            (A)                     (B)                  (C)                   (D)                      (E)
                                                                           Exercisable/            Exercisable/
                                                                          Unexercisable            Unexercisable
                              ---------------    -------------------     ---------------          ------------------
Steven J. Ross                      --                    0              459,000/400,000         $519,000/$436,000
James Linesch                       --                    0              215,000/150,000         $100,725/$163,500
Alex Kalpaxis                       --                    0                    0/0                     $0/$0





----------------------------------------------------------------------------------------------------------------------
                          10-YEAR OPTION/SAR REPRICINGS
----------------------------------------------------------------------------------------------------------------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
      Name              Date           Number of      Market Price   Exercise Price    New Exercise      Length Of
                                       Shares of                                                         Original.
                                     Common Stock                                                       Option Term
                                      Underlying       of Common                                        Remaining At
                                       Options/      Stock At Time     At time Of                         Date Of
                                     SARs Repriced    Of Repricing    Repricing Or                      Repricing Or
                                      Or Amended      Or Amendment      Amendment          Price         Amendment
                                          (#)             ($)              ($)              ($)
       (a)               (b)              (c)             (d)              (e)              (f)             (g)
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Steven J. Ross,    January 2, 2001  400,000 shares      $0.8125           $3.00            $1.25       52 months
President and
Chief Executive
Officer
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------


On May 15, 2000, TekInsight entered into a consulting agreement with Steven J. Ross, its President, CEO and a director. The agreement was to expire in February 2002 and automatically renews for successive 90-day periods unless terminated by either party. The agreement provides for a monthly consulting fee of $23,000 and options to purchase 400,000 shares of the Company's common stock at $3.00 per share. Of the options granted, 200,000 were vested and exercisable as of February 1, 2000. The remaining 200,000 options were to vest and become exercisable, 100,000 each when the average closing price for one share of common stock for the five trading days immediately prior to such date attains $6.00 and $8.00 per share, respectively. In addition, the President also received options to purchase 30,000 shares of the common stock of ProductivIT $1.50 and may be granted additional options to acquire shares of ProductivIT if certain funding transactions are arranged. Upon the signing of the employment agreement with Mr. Ross on January 2, 2001, all existing options were forfeited and under the terms of his employment agreement five-year options to purchase 400,000 shares of common stock were granted at an exercise price of $1.25 per share.

Employment Agreements

     On October 1, 1998, TekInsight entered into a three-year employment contract with Mr. Kalpaxis, which agreement terminates on October 1, 2001 and will not be extended. Mr. Kalpaxis is currently Chairman of the Board and Chief Technology Officer of the Company. Mr. Kalpaxis's employment agreement provides him with an annual base salary of $160,000. Additionally, Mr. Kalpaxis will receive a performance bonus based upon the operating results of TekInsight Research, Inc, a wholly-owned subsidiary of TekInsight, in which Earnings Before Taxes Interest Depreciation and Amortization, ("EBITDA") equals or exceed one million dollars. On May 31, 2001, TekInsight and Mr. Kalpaxis entered into an agreement pursuant to which Mr. Kalpaxis agreed to step down as Chairman of the Board and Chief Technology Officer and to resign from the board of directors effective upon execution of the letter agreement. Under the terms of the agreement, Mr. Kalpaxis continued to be employed in a non-executive position as Chief Technologist of TekInsight through June 30, 2001. After that date, Mr. Kalpaxis shall be retained on a consulting basis as his services are required. Mr. Kalpaxis will receive 12 equal monthly severance payments aggregating $160,000 (his base salary during the 2001 fiscal year).

     On January 2, 2001, TekInsight entered into an employment agreement with Steven J. Ross, our President and Chief Executive Officer. The agreement is for one year and automatically renews for subsequent one-year periods unless TekInsight provides written notice of its intention not to renew at least six months prior to anniversary date. The agreement includes a base salary of $350,000 per year. Under the terms of the agreement, Mr. Ross was granted 400,000 options to purchase Company Common Stock. In the event Mr. Ross is terminated without cause within four months prior to or following a change in control, he is entitled to receive a lump sum payment equal to one year's salary plus benefits. In connection with this agreement, the Company made a secured loan to Mr. Ross in the amount of $170,000, due December 28, 2001. In addition, Mr. Ross is entitled to the same benefits afforded non-employee directors.

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

Compensation of Directors

     Directors, other than those who also are employees of TekInsight, are paid an annual Board Membership fee of $25,000, are reimbursed for certain reasonable expenses incurred in attending Board or Committee meetings and are eligible for awards under the TekInsight 1997 Non-employee Directors' Stock Option Plan. The Non-employee Directors' Plan provides for option grants with respect to 10,000 shares of Common Stock to be made to each eligible director upon each July 1st on which such director is a member of the TekInsight Board of Directors. Options are exercisable for 5 years after the date of grant. The exercise price for any option under the plan shall be equal to the fair market value of the Common Stock at the time such option is granted. The plan provides that grants thereunder vest immediately. During the year ended June 30, 2001, each of Messrs. Bookmeier, Linesch and Testaverde received grants in accordance with the Non-employee Directors' Plan.


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     During the fiscal year ended June 30, 2001, Messrs. Damon D. Testaverde, James Linesch and Michael Grieves served as the members of the Compensation Committee of the board of directors. Messrs. Linesch and Grieves were employees of TekInsight during the fiscal year.

     A $200,000 promissory note was issued for a portion of the consideration for some 13% subordinated promissory notes of Data Systems Network Corporation acquired by Mr. Grieves, Data Systems' Chairman, President and Chief Executive Officer, pursuant to Data Systems' Plan of Reorganization in 1992. Under the renegotiated Grieves Note, payments will be made at the end of each fiscal quarter and all outstanding principal and accrued interest was paid by March 31, 2001. The negotiated Grieves note bore interest on the principal at an annual rate of 9.5%.

     Following the merger with Data Systems, Mr. Grieves was employed by TekInsight under an employment agreement which terminated on August 14, 2001, for compensation equal to $20,000 per month and the standard employee benefits awarded to all TekInsight employees.

     As part of the merger with Data Systems, TekInsight assumed an agreement with Interactive Frontiers ("IF") whereby, IF provides access to its Internet Golf Academy to TekInsight for use at trade shows or any other venues as determined by TekInsight. Michael W. Grieves, a director of TekInsight, is a significant investor and non-executive Chairman of the Board of IF. The term of the agreement was for six months beginning August 1, 2000, with a renewal of six months upon election of TekInsight. The fee is $126,000 per six-month period, and the agreement was not renewed.

     In September 2000, TekInsight raised $3,000,000 through an issuance of 1,000,000 shares of redeemable preferred stock in its ProductivIT subsidiary. Each of Mr. Douglas Adkins and H.T. Ardinger & Sons, Inc., 5% shareholders of TekInsight, purchased 500,000 shares of such preferred stock. Mr. Testaverde acted as an agent in selling those securities, was paid $150,000 and was issued 50,000 options to acquire stock of the subsidiary at $1.50 per share under the Company's 1992 Employee Stock Option Plan.

     In March 2001, the Company raised $2,718,500 through a private placement issuance of an aggregate 2,718,550 shares of TekInsight common stock. Mr. Testaverde acted as an agent in selling those securities and received broker's commissions equal to 7% of the sales proceeds of those common stock sales. Mr.

Testaverde was also granted 271,855 options to acquire an equal number of shares of TekInsight common stock under the Company's 1992 Employee Stock Option Plan at an exercise price of $1.25 per share.

     In March 2000, in connection with the initial capitalization of ProductivIT, certain officers and directors of TekInsight were issued options to purchase ProductivIT common stock at a $1.50 strike price. Mr. Testaverde received options to acquire 200,000 shares of ProductivIT common stock.


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is responsible for reviewing TekInsight's compensation program. The Compensation Committee did not meet separately during the fiscal year ended June 30, 2001 for the purpose of reviewing employee salary issues, but its members did participate in all full Board meetings at which employee compensation issues were discussed. The Compensation Committee met twice during the fiscal year ended June 30, 2001 for the purposes of granting stock options under TekInsight's 1992 Employee Stock Option Plan.

Compensation Philosophy

     Our compensation program generally is designed to motivate and reward the TekInsight executive officers and its employees for promoting financial, operational and strategic objectives while reinforcing the overall goal of enhancing shareholder value. Our compensation program generally provides incentives to achieve short and long term objectives. The major components of compensation for executive officers are base salary, bonus incentives (on an individual basis in TekInsight's discretion), and stock option grants. Each component of the total executive officer compensation package emphasizes a different aspect of TekInsight's compensation philosophy. These elements generally are blended to provide compensation packages which provide competitive pay, reward the achievement of financial, operational and strategic objectives, and align the interests of our executive officers and employees with those of TekInsight shareholders.

Components of Executive Compensation

     Base Salary. Base salaries for TekInsight's executive officers are determined by evaluating the responsibilities required for the position held, individual experience and breadth of knowledge, and by reference to the competitive marketplace for management talent.

     Stock Awards. To promote our long-term objectives, all directors, officers and employees of TekInsight are eligible for grants of stock options. The stock awards are made to directors, officers and employees pursuant to the Company's 1992 Employee Stock Option Plan, as amended, in the form of incentive stock options, and to non-employee directors pursuant to the 1997 Non-employee Directors Stock Option Plan, in the form of non-qualified stock options.

     Stock options represent rights to purchase shares of TekInsight common stock in varying amounts pursuant to a vesting schedule determined by the Compensation Committee or the full Board at a price per share specified in the option grant, which may be less than the fair market value on the date of the grant under certain circumstances when non-qualified options are awarded. Stock options expire at the conclusion of a fixed term (generally 5 years).

     Since the stock options may grow in value over time, these components of our compensation plan are designed to reward performance over a sustained period and to enhance shareholder value through the achievement of corporate objectives. We intend that these awards will strengthen the focus of its directors, officers and employees on managing TekInsight from the perspective of a person with an equity stake in TekInsight. The number of options granted to a particular employee is based on the position, level, competitive market data and annual performance assessment of each employee.

     During the fiscal year ended June 30, 2001, Mr. Linesch was awarded options to purchase 335,000 shares of Common Stock and Mr. Testaverde was awarded options to purchase 321,855 shares of Common Stock under the TekInsight 1992 Employee Stock Option Plan. Additional option grants made to directors during the fiscal year ended June 30, 2001 consisted of options with respect to 30,000 shares of Common Stock under our 1997 Non-employee Directors' Stock Option Plan.

     Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes limitations upon the federal income tax deductibility of compensation paid to our chief executive officer and to each of the other four most highly compensated executive officers of TekInsight. Under these limitations, we may deduct such compensation only to the extent that during any fiscal year the compensation paid to any such officer does not exceed $1,000,000 or meets certain specified conditions (such as certain performance-based compensation that has been approved by our shareholders). Based on our current compensation plans and policies and proposed regulations interpreting the Internal Revenue Code, TekInsight and the Compensation Committee believe that, for the near future, there is not a significant risk that TekInsight will lose any significant tax deduction for executive compensation. Our compensation plans and policies will be modified to ensure full deductibility of executive compensation if TekInsight and the Compensation Committee determine that such an action is in the best interests of TekInsight.

COMPENSATION COMMITTEE

         Damon D. Testaverde

         James Linesch

         Michael Grieves








STOCK PRICE PERFORMANCE

     Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Stock, based upon the market price of the

                              (Graphics omitted)

Company's Common Stock as reported by The Nasdaq Stock Market, with the cumulative total return of companies in the Nasdaq Composite Index and the Nasdaq Computer Index for the period from September 30, 1996 through June 30, 2001.





                                    6/30/00  9/30/00  12/31/00   3/31/01    6/30/01
    ------------------------------------------------------------------------------------------------------------------

    TekInsight                        93.77     68.77     29.17      37.73      78.00
    ------------------------------------------------------------------------------------------------------------------

    NASDAQ Composite Index           424.89    393.47    264.67     197.15     226.91
    ------------------------------------------------------------------------------------------------------------------

    NASDAQ Computer  Index           697.28    631.69    371.84     264.16     319.60
    ------------------------------------------------------------------------------------------------------------------




                                     6/30/98   9/30/98   12/31/98   3/31/99    6/30/99    9/30/99    12/31/99   3/31/00
    ----------------------------------------------------------------------------------------------------------------------

    TekInsight                          32.30      47.93     33.33      33.33     130.20      83.33      94.80     132.30
    ----------------------------------------------------------------------------------------------------------------------

    NASDAQ Composite Index             202.98     181.46    234.90     263.69     287.76     294.19     432.47     489.88
    ----------------------------------------------------------------------------------------------------------------------

    NASDAQ Computer Index              252.58     253.89    337.40     388.21     412.40     447.34     688.91     803.57
    ----------------------------------------------------------------------------------------------------------------------

                                    6/30/96  9/30/96  12/31/96   3/31/97    6/30/97    9/30/97    12/31/97   3/31/98
    ------------------------------------------------------------------------------------------------------------------

    TekInsight                       112.50     81.27    118.77      97.93      91.67      83.33      57.30     54.17
    ------------------------------------------------------------------------------------------------------------------

    NASDAQ Composite Index           126.95    131.44    138.31     130.88     154.49     180.59     168.23    196.66
    ------------------------------------------------------------------------------------------------------------------

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required under this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement and is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

     The information required under this item may be found under the section captioned "Certain Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)       SEE, ITEM 8.

                  "Financial statements and supplemental data."

         (b)       LIST OF REPORTS ON FORM 8-K

     o On April 17, 2001, the Company filed a Form 8-K to announce that the price of its publicly traded Class A Warrants was reduced from $3.30 per share to $2.00 per share and to announce its successful completion of a private placement of 1,900,000 shares of Common Stock for aggregate gross proceeds of $1,900,000 (Item
               5).

     o On May 2, 2001, the Company filed a Form 8-K to announce that it had entered into a definitive agreement to acquire DMR (Item 5).

        (c)      EXHIBITS

     NUMBER                           DESCRIPTION OF EXHIBIT
      2.1

               Agreement and Plan of Merger, as amended, dated February 18, 2000
               between  TekInsight.com,   TekInsight  Services,  Inc.  and  Data
               Systems Network Corporation. (10)

      2.2

               Second Amendment to the Agreement and Plan of Merger dated as of June 28, 2000 between TekInsight.com, Inc. TekInsight Services, Inc. and Data Systems Network Corporation. (13)

      2.3

               Agreement and Plan of Reorganization, dated as of April 25, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and TekInsight.com, Inc. (20)

      2.4

               Agreement and Plan of Merger, dated as of April 25, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and TekInsight.com, Inc. (20)

      2.5

               Stock Option Agreement, dated as of April 25, 2001 between TekInsight.com, Inc. and DynCorp. (20)

      2.6

               First Amendment to Agreement and Plan of Reorganization, dated as of July 9, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and TekInsight.com, Inc.

      3.1(a)

               Certificate of Incorporation of the Company. (1)

      3.1(b)

               Certificate of Renewal of Charter of the Company. (1)

      3.1(c)

               Certificate of Amendment of Charter of the Company. (3)

      3.1(d)

               Certificate of Amendment of Charter of the Company. (8)

      3.1(e)

               Certificate of Amendment to Certificate of Designations of Charter of the Company. (8)

      3.1(f)


               Certificate of Amendment to Charter of the Company. (9)


      3.2      By-Laws of the Company.  (3)

      3.3      Certificate   of   Designations,    Preferences   and   Relative,
               Participating, Optional or other special rights of Series A Redeemable Preferred Stock. (6)

      3.4      Certificate   of   Designations,    Preferences   and   Relative,
               Participating, Optional or other special rights of Series B Convertible Preferred Stock. (6)

      3.5 Certificate of Designations, Preferences and Relative, Optional or Other Special Rights of Series A Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof of BugSolver.com, Inc. (17)

      4.1(a)   Specimen Certificate of the Company's Common Stock. (2)

      4.1(b)   Specimen of Redeemable Common Stock Purchase Warrant. (4)

      4.2 Form of Warrant Agent Agreement between the Company and American Stock Transfer and Trust Company. (2)

      4.3 Amended Warrant Agreement between the Company and American Stock Transfer and Trust Company, dated November 30, 1999. (9)

      4.3      Form of Underwriter's Warrant Agreement.  (5)

      4.4 1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement. (2)

      4.5      1998 Non-Employee Director Stock Option Plan. (6)

      4.6      Form of Amendment to 1992 Employee  Incentive  Stock Option Plan.
               (12)

      4.7 Second Amended Warrant Agreement, dated as of November 30, 2000, between TekInsight.com, Inc. and American Stock Transfer & Trust Company. (18)

      4.8 Third Amended Warrant Agreement, dated as of April 10, 2001, between TekInsight.com, Inc. and American Stock Transfer & Trust Company. (19)

     10.1 Form of Web Site Design and Consulting Agreement, dated as of June 1, 1999, by and between Azurel, E Commerce Corp. (8)

     10.2 Credit Note dated May 28, 1999 made by Azurel in favor of Tadeo Holdings, Inc. ("Tadeo") (the "Credit Note"). (7)

     10.3 First Allonge to Credit Note, made by Azurel in favor of Tadeo E, dated June 1, 1999. (7)

     10.4 Credit Agreement, dated May 28, 1999, by and between Tadeo and Azurel. (11)

     10.5 Pledge Security Agreement, dated May 28, 1999, by and between Tadeo and Azurel. (7)

     10.6 Warrants, to acquire 300,000 shares of Azurel common stock, dated May 28, 1999. (7)

     10.7 First Amendment to Credit Agreement dated June 1, 1999, by and between Tadeo, Tadeo E and Azurel. (7)

     10.8 Registration Rights Agreement dated May 28, 1999, by and between Tadeo and Azurel. (7)\

     10.9 Warrants, to acquire 200,000 shares of Azurel common stock, dated June 1, 1999. (7)

     10.10 Form of On-Line Hosting Agreement, dated as of June 30, 1999, by and between Tadeo E and Style Site Marketing Inc. ("Style"). (7)

     10.11 Web Site and Consulting Agreement, dated as of June 30, 1999, by and between Tadeo E and Style. (7)

     10.12 Security Purchase Agreement dated June 30, 1999, by and between Tadeo, Tadeo E and Style. (7)

     10.13 Registration Rights Agreement, dated June 30, 1999, by and between Tadeo E and Style. (7)

     10.14 Pledge Security Agreement, dated June 30, 1999, by and between Tadeo E, The Rubin Family Irrevocable Trust and Style. (7)

     10.15 Guarantee of Robert M. Rubin for certain liabilities of Style to Tadeo E. (7)

     10.16 Form of indemnity agreement between TekInsight and its officers and directors. (12)

     10.17     Affiliate agreement dated as of February 18, 2000 between Michael
               W. Grieves and Gregory Cocke, as principal shareholders, and Data Systems, TekInsight Services and TekInsight, as parties to the merger. (12)

     10.18 Letter Agreement between Core Strategies, LLC and TekInsight.com, Inc., dated May 24, 2000. (13)

     10.19     Form  of  Consulting   Agreement  between  The  Exigo  Group  and
               TekInsight.com, Inc., dated June 1, 2000. (13)

     10.20     Agreement  and  Plan  of  Merger,  dated  May 17,  2000,  between
               TekInsight.com,   Inc.,  Big  Tech  Acquisition   Corp.  and  Big
               Technologies, Inc. (11)

     10.21 Form of Non-Competitive, Confidentiality and Inventions Agreement between Big Technologies, Inc. and Employees. (11)

     10.22 Guaranty, dated as of August 11, 2000, made by TekInsight.com, Inc. in favor of Foothill Capital Corporation. (14)

     10.23 Amendment No. 6 and Waiver to Loan and Security agreement, dated as of August 11, 2000, among Foothill Capital Corporation, TekInsight Services, Inc. and Data Systems Network Corporation.
               (14)

     10.24 Loan and Security Agreement, dated as of September 30, 1998, between TekInsight Services, Inc. (as successor to Data Systems Network Corporation) and Foothill Capital Corporation. (15)

     10.25     Employment  Agreement,   dated  as  of  June  26,  2000,  between
               TekInsight Services, Inc. (as successor to Data Systems Network Corporation) and Michael W. Grieves. (16)


     10.26 Employment Agreement, dated as of August 14, 2000, between TekInsight.com, Inc. and James Linesch. (16)

     10.27 Letter Agreement, dated as of July 28, 2001, between TekInsight Services, Inc. (as successor to Data Systems Network Corporation) and Interactive Frontiers, Inc. (16)

     10.28 Amendment No. 1, dated December 12, 2000, to Amendment No. 6 and Waiver, among Foothill Capital Corporation, TekInsight Services, Inc. and Data Systems Network Corporation. (17)

     10.29 Amendment No. 2, dated as of December 29, 2000, to Amendment No. 8 and Waiver, among Foothill Capital Corporation, TekInsight Services, Inc. and Data Systems Network Corporation. (17)

     10.30     Amendment No. 3, dated as of January 12, 2001, to Amendment No. 8
               and  Waiver,  among  Foothill  Capital  Corporation,   TekInsight
               Services, Inc. and Data Systems Network Corporation. (17)

     10.31     Amendment No. 4, dated as of January 26, 2001, to Amendment No. 8
               and  Waiver,  among  Foothill  Capital  Corporation,   TekInsight
               Services, Inc. and Data Systems Network Corporation. (17)

     10.32 Letter Agreement, dated November 3, 2000, between TekInsight.com, Inc. and LaborSoft Corporation. (17)

     10.33 Amendment No. 9 to Loan and Security Agreement, dated as of March 30, 2001, among Foothill Capital Corporation, and TekInsight Services, Inc. (21)

     10.34 Employment Agreement, dated as of January 2, 2001, between TekInsight.com, Inc. and Steven J. Ross. (21)

     10.35 Amendment No. 10 to Loan and Security Agreement, dated as of June 30, 2001 among Foothill Capital Corporation, and TekInsight Services, Inc. 21. TekInsight subsidiaries. (13)

     23.       Consent of Feldman Sherb & Co., P.C.

     99.1      Form of amendment to 1992 employee stock option plan. (12)

     99.2 Form of Series A convertible preferred stock certificate of TekInsight.com, Inc. (13)

-----------
      1.       Incorporated   by   reference,   filed  as  an   exhibit  to  the
               Registrant's Registration Statement on Form S-1 filed on August 3, 1992, SEC File No. 33-50426.

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

      7. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 30, 1999.

      8. Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form 10-K, filed on October 13, 1999.

      9. Incorporated by reference, filed as an Exhibit to the Company Current Report on Form 8-K, filed on December 6, 1999.

     10. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on February 29, 2000.

     11. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on May 19, 2000.

     12. Incorporated by reference, filed as an Exhibit to the Company's Registration Statement on Form S-4, filed on May 1, 2000 (File No. 333-36044).

     13. Incorporated by reference, filed as an Exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-4, filed on July 13, 2000 (File No. 333-36044).

     14. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on August 24, 2000.

     15. Incorporated by reference, filed as an Exhibit to the Quarterly Report on Form 10-Q of Data Systems Network Corporation for the quarter ended September 30, 1998.

     16. Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form 10-K/A, filed on October 27, 2000.

     17. Incorporated by reference, filed as an Exhibit to the Company's Quarterly Report of Form 10-Q, filed on December 31, 2000.

     18. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on January 11, 2001.

     19. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed on April 17, 2001.

     20. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed May 2, 2001.

     21. Incorporated by reference, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed May 15, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 21, 2001

TEKINSIGHT.COM, INC.



BY:  /s/ Steven J. Ross
   ---------------------------------
     Steven J. Ross, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURES                           TITLE                         DATE

/s/ Steven J. Ross            President, Chief Executive      September 21, 2001
------------------------      Officer and Chairman
    Steven J. Ross


/s/ James Linesch             Chief Financial Officer, Chief  September 21, 2001
------------------------      Accounting Officer, Executive
James Linesch                 Vice President, Director and
                              Secretary


/s/ Damon Testaverde          Director                        September 21, 2001
------------------------
Damon Testaverde



/s/ Brian D. Bookmeier        Director                        September 21, 2001
------------------------
Brian D. Bookmeier



/s/ Michael Grieves           Director                        September 21, 2001
------------------------
Michael Grieves


/s/ Walter J. Aspatore        Director                        September 21, 2001
------------------------
Walter J. Aspatore