Form 10-K/A
period 2001-06-30
TEKINSIGHT COM INC
filed 2001-11-05
CIK 879465

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001
OR
TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER 1-11568

TEKINSIGHT.COM, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4228470 (I.R.S Employer Identification No.)

18881 Von Karman Ave., Suite 250
Irvine, CA 92612
(Address of principal executive offices) (Zip code)

Registrant's Telephone Number, Including Area Code: (949) 955-0078

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Series A Preferred Stock, $.0001 par value
(Title of Class)

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS. YES /x/  NO / /

    Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates for the issuer as of August 21, 2001 was approximately $31,297,000.

    The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of August 21, 2001 was 21,684,959.

    Documents incorporated by reference: None. The purpose of this Amendment is to amend certain information contained in Part III herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OFFICERS AND DIRECTORS

    The executive officers and directors of TekInsight as of August 15, 2001 are as follows:

Name	Age	Principal Occupation, Business Experience and Directorships
Steven J. Ross	43	Since February 2000, Mr. Ross has been TekInsight's President, Chief Executive Officer and Director. Mr. Ross has an extensive industry background, most recently serving as General Manager of Toshiba's Computer System Division, responsible for sales, marketing, and operations in North and South America from 1998 to 1999. Prior to that, Mr. Ross was President and General Manager of the Reseller Division and President of Corporate Marketing at Inacom Corporation from 1996 to 1998. Mr. Ross' other positions have included responsibility for sales and marketing, operations, strategic planning, and other senior executive activities. Mr. Ross is on the Board of Directors of Interactive Frontiers, Inc.
James Linesch	47
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

Brian D. Bookmeier	42
		Mr. Bookmeier is an investor and Vice President of Seven Sons, Inc., d/b/a Las Vegas Golf &Tennis. Seven Sons, Inc. is in the business of franchised retailing of golf and tennis products. Mr. Bookmeier has held this position since 1997. Mr. Bookmeier has served as a Director of TekInsight since July 1995, and was President and Chief Executive of TekInsight from July 1995 to February 2000. From September 1989 until its merger into TekInsight, Mr. Bookmeier served as Executive Vice President and a Director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies. He has been a Director of the American Diabetes Association since June 1995. He is on the Board of Directors of Azurel, Ltd.
Damon D. Testaverde	52
		Mr. Testaverde has been a director since January 19, 1998. From May 1991 until June 1995, Mr. Testaverde served as President and Chief Executive officer of TekInsight. From 1989 to March 1991, Mr. Testaverde served as the principal stockholder of R.H. Damon & Company, Inc., a former full service securities broker-dealer, which ceased operations in March 1991. Since March 1994, Mr. Testaverde has been a registered representative with Network One Financial Services, Inc., a full service securities broker-dealer, and he is currently a Senior Vice President of Network One Financial Services, Inc. From 1980 to 1986, Mr. Testaverde served in the capacity of President of S.D. Cohn & Co., Inc. A full service securities broker-dealer with active investment banking and brokerage operations.

Michael W. Grieves	49
		Mr. Grieves has been a director since August 14, 2000. Previously, Mr. Grieves had served as Data Systems Corporation's President, Chief Executive Officer and Chairman of the Board since its inception in 1986. Prior to 1986, Mr. Grieves served in executive, managerial and technical capacities with Computer Alliance Corporation, a turnkey system house, Quanex Management Sciences; a computer services bureau, and Lear Siegler Corporation, and has more than 25 years of experience in the computer industry.
Walter J. Aspatore	55
		Mr. Aspatore has been a director since August 14, 2000. Previously, Mr. Aspatore had been a Director of Data Systems Corporation beginning in November 1994. Mr. Aspatore is also a Managing Director and co-founder of Amherst Capital Partners, L.L.C., a privately held investment banking firm. Prior to the formation of Amherst in 1994, Mr. Aspatore served as President of Cross and Trecker Corporation, an $800 million revenue worldwide factory automation equipment supplier. He has also served in numerous other operating capacities, namely as President and CEO of The Warner and Swasey Company and Vice President and Group Executive of the Bendix Corporation Industrial Tools Group. Mr. Aspatore has also served as CFO of the Industrial Group of the Bendix Corporation and Vice President—Finance of the Industrial Energy Sector of the TRW Corporation. He has also served as Vice Chairman and President of Oneset BIDCO, a Venture Capital and subordinated debt fund. Mr. Aspatore serves on the Board of Directors of Laser Management International (LMI), Cogsdill Tool Company, Shiponet.com, the US Board of Ricardo, plc (London: RCDO) and Cargill Detroit Company. In addition, Mr. Aspatore also serves on the Board of Advisors of the Michigan Biotechnology Institute.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish to the Company copies of all such filings. The Company has determined, based solely upon a review of those reports and amendments thereto furnished to the Company during and with respect to the year ended June 30, 2001 and any written representations from reporting persons, that all filing requirements were timely satisfied by the Company's officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of outstanding Series A Preferred Stock, on an "as converted" basis, and Common Stock, taken together as of August 9, 2001 by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of the Company's Common Stock, referred to as the 5% owners.

Name and Address of Beneficial Owner(2)	Number of Shares of Common Stock Beneficially Owned(1)	Percentage Outstanding of Common Stock Owned
Brian D. Bookmeier (3) c/o Las Vegas Golf & Tennis 42705 Grand River Avenue, Suite 20 Novi, MI 48152	437,065	1.6%
Estate of Fred Kassner (4) 59 Spring Street Ramsey, NJ 07446	3,045,610	11.5%
James Linesch (5)(7)	360,573	1.4%
Damon D. Testaverde (4)(5) 580 Oak Dale Street Staten Island, NY 30312	909,794	3.4%
Steven J. Ross (6)	478,845	1.8%
Michael W. Grieves (8) 34705 West 12 Mile Road, Suite 300 Farmington Hills, MI 48009	657,729	2.5%
Walter J. Aspatore (9) 255 East Brown Street Center, Suite 120 Birmington, MI 48009	83,410	*
H. T. Ardinger & Sons, Inc. (10) 9040 Governors Row P.O. Box 569360 Dallas, TX 75356	2,403,550	9.4%
Mr. Douglas Adkins (11) 1601 Elm Street Dallas, Texas 75201	1,342,800	5.2%
ALL OFFICERS AND DIRECTORS as a group (6 persons) (3)(4)(5)(6)(7)(8)(9)	2,927,416	10.5%

*
Less than 1%

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

(2)
Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o TekInsight.com, Inc., 18881 Von Karman Avenue, Irvine, California 92612.

(3)
Includes 253,315 shares of Common Stock held by Mr. Bookmeier. Also includes 8,750 shares of Common Stock which are issuable upon conversion of 3,500 shares of Series A Preferred Stock on and after August 14, 2001, options to purchase 125,000 shares of Common Stock at $1.35 per share, granted in connection with the waiver of certain cash compensation in 1996, options to acquire 10,000 shares of Common Stock granted under the 1992 Employee's Stock Option Plan at $.9375 per share and options to purchase 40,000 shares of Common Stock granted under the Company's 1997 Non-Employee Directors' Stock Option Plan (10,000 exercisable at $1.81 per share of Common Stock, 10,000 exercisable at $3.78 per share of Common Stock, 10,000 exercisable at $2.81 per share of Common Stock and 10,000 exercisable at $2.25 per share of Common Stock).

(4)
For the Estate of Mr. Kassner, includes 40 shares of Common Stock underlying the Company's publicly-traded Class A Warrants and 100,000 shares of Common Stock underlying Warrants granted in connection with certain financial accommodations granted by Mr. Kassner related to the release of security interests in Company assets. For Mr. Testaverde, includes the shares underlying 371,855 options granted under the 1992 Employee Stock Option Plan exercisable at prices ranging from $1.25 to $1.50 per share.

(5)
Includes 40,000 options granted to each of Messrs. Linesch and Testaverde (10,000 exercisable at $1.81 per share of Common Stock, 10,000 exercisable at $.9375 per share of Common Stock, 10,000 exercisable at $3.78 per share of Common Stock, 10,000 exercisable at $2.81 per share of Common Stock) and 10,000 options granted to Mr. Testaverde exercisable at $2.25 per share of Common Stock under the Company's 1997 Non-Employee Director's Stock Option Plan, and includes 8,750 shares of Common Stock which are issuable to each of Messrs. Linesch and Testaverde upon conversion on and after August 14, 2001 of 3,500 shares of Series A Preferred Stock held by each such person.

(6)
Includes options to purchase 400,000 shares of common stock exercisable at $1.25 per share granted to Mr. Ross under the Company's 1992 Employee Stock Option Plan, 10,000 shares of Common Stock underlying options granted at $2.81 per share under the Company's 1997 Non-Employee Director's Stock Option Plan, 19,845 shares of Common Stock which are issuable upon conversion of 7,938 shares of Series A Preferred Stock on and after August 14, 2001, and 49,000 shares of Common Stock underlying options to purchase 19,600 shares of TekInsight Series A Preferred Stock with a strike prices of $1.69 per share.

(7)
Includes options to purchase 175,000 shares of common stock granted to Mr. Linesch at prices ranging from $1.25 to $3.00 under the 1992 Employee Stock Option Plan.

(8)
Mr. Grieves owns 226,754 shares of TekInsight Series A Preferred Stock, which he received as merger consideration in connection with the merger of Data Systems with TekInsight. Based upon the merger conversion ratio, Mr. Grieves also received beneficial ownership of options to purchase 36,338 shares of TekInsight Series A Preferred Stock with strike prices of $2.39 per share to $33.80 per share. The TekInsight Series A Preferred Stock shares are available for conversion into TekInsight common stock on and after August 14, 2001. Mr. Grieves' Series A Preferred Stock is convertible into 566,883 shares of Common Stock, and the shares of Series A Preferred Stock which may be acquired on his option exercise are convertible into 90,846 shares of Common Stock.

(9)
Mr. Aspatore owns 13,292 shares of TekInsight Series A Preferred Stock. Mr. Aspatore is the beneficial owner of options to purchase 16,072 shares of TekInsight Series A Preferred Stock with strike prices of between $2.25 and $23.92 per share. The TekInsight Series A Preferred Stock shares are available for conversion into TekInsight common stock on and after August 14, 2001. Mr. Aspatore's Series A Preferred is convertible into 33,230 shares of Common Stock, and the shares of Series A Preferred Stock which may be acquired on his option exercise are convertible into 40,180 shares of Common Stock. This also includes 10,000 options granted to Mr. Aspatore at $2.25 per share of Common Stock under the Company's 1997 Non-Employee Directors' Stock Option Plan.

(10)
Includes 90,000 shares of TekInsight Series A Preferred Stock available for conversion into Common Stock on and after August 14, 2001, which shares of Series A Preferred Stock are convertible into 225,000 shares of Common Stock. The President and a principal stockholder of H. T. Ardinger & Sons, Inc. is also the Chairman of ViewCast.com, Inc., and H.T. Ardinger & Sons, Inc. is a principal stockholder of ViewCast.com, Inc. The Company has been informed that H.T. Ardinger & Sons, Inc. disclaims beneficial ownership of any shares of Common Stock held by ViewCast.com, Inc. over which it may otherwise be deemed to have beneficial ownership.

(11)
Includes 118,000 shares of TekInsight Series A Preferred Stock available for conversion into Common Stock on and after August 14, 2001. Mr. Adkins has beneficial ownership of the 295,000 shares of Common Stock into which such shares of Series A Preferred Stock are convertible.

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

    In August, September and October 2001, the Company issued short-term notes payable in the aggregate amount of approximately $1,250,000 which are convertible into shares of common stock under certain circumstances. In connection with the acquisition of these notes, the investors also received three-year warrants to acquire additional shares of common stock. A company for which Mr. Testaverde, a director of TekInsight, is the principal acted as an agent in selling those securities, for which he was paid a cash fee of ten percent (10%) of the proceeds from the note issuance.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: OCTOBER 28, 2001	TEKINSIGHT.COM, INC.
	BY:	/s/ JAMES LINESCH James Linesch, Chief Financial Officer

QuickLinks

PART III
SIGNATURES