Form 10-Q
period 2001-09-30
TEKINSIGHT COM INC
filed 2001-11-13
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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





     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of November 9,, 2001 was 22,488,821.

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page
                                                                          Number
Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheets - September 30, 2001                         3
         and June 30, 2001

     Consolidated Statements of Operations and Comprehensive Loss -           4
         For the three months ended
            September 30, 2001 and 2000

     Consolidated Statements of Cash Flows - For the                          5
         three months ended September 30, 2001 and 2000

     Notes to Consolidated Financial Statements                          6 - 10

Item 2 - Management's Discussion and Analysis of Financial              11 - 13
     Condition and Results of Operations

PART II - OTHER INFORMATION                                             13 - 15

Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and reports on Form 8-K
        --------------------------------
SIGNATURE                                                                    16

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 September 30,     June 30,
                                           ASSETS                                      2001           2001
                                           ------                                      ----           ----
CURRENT ASSETS:                                                                     Unaudited
   Cash (includes restricted cash of  $1,011 and $804)                          $         1,102    $     1,309
   Accounts receivable, net of allowance for doubtful accounts of                         7,296          6,835
   $173 and $205
   Inventories                                                                              723          1,617
   Prepaid expenses and other assets                                                        495            424
   Note receivable                                                                        1,500          1,500
   Other receivables                                                                        865            870
                                                                                   -------------   ------------
                       TOTAL CURRENT ASSETS                                              11,981         12,555

INVESTMENTS - Marketable Securities                                                         790            846

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,117 and $2,056                639            669

GOODWILL, net of accumulated amortization of $398                                         8,466          8,466

CAPITALIZED SOFTWARE COSTS, net of accumulated depreciation of $1,229                       860            914
   and $1,175

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $1,374                         9,073          9,459
   and $1,351

PURCHASED SOFTWARE, net of accumulated depreciation of $195 and $152                        495            538

INVESTMENT IN COMPANY                                                                       249            356

DEPOSITS AND OTHER ASSETS                                                                   171            194
                                                                                   -------------   ------------
                                                                                $        32,724    $    33,997
                                                                                   =============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $         8,300          8,821
   Line of credit                                                                         3,234          2,503
   Accrued expenses                                                                       2,531          3,163
   Deferred maintenance revenue                                                           1,535          1,261
   Audit assessment                                                                       1,809          1,792
   Subscriptions for short term notes payable                                               307              -
                                                                                   -------------   ------------
                       TOTAL CURRENT LIABILITIES                                         17,716         17,540
                                                                                   -------------   ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                               -            222
                                                                                   -------------   ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 10,000,000 shares authorized and 1,675,938 and 2,189,800 shares issued and outstanding as of
   September 30, 2001 and June 30, 2001, respectively                                         1              1
   Common stock, $.0001 par value, 100,000,000 shares authorized and 22,378,082 shares and 19,470,346 shares issued and
   outstanding as of September 30, 2001 and June 30, 2001,                                    2              2
   respectively
   Additional paid-in capital                                                            40,542         40,060
   Unrealized loss on securities                                                         (1,010)          (954)
   Accumulated deficit                                                                  (24,527)       (22,874)
                                                                                   -------------   ------------
                       TOTAL STOCKHOLDERS' EQUITY                                        14,738         16,235
                                                                                   -------------   ------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $        32,724         33,997
                                                                                   =============   ============

                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                        (in thousands, except share data)


                                                  For the three months ended
                                                  --------------------------
                                                 September 30,    September 30,
                                                     2001             2000
                                                     ----             ----
REVENUES
      Product revenues                          $     6,497   $        4,384
      Service revenues                                5,088            3,763
                                                 -------------     ------------
       TOTAL REVENUES                                11,585            8,147
                                                 -------------     ------------
COST OF REVENUES
     Cost of products                                 5,296            3,577
     Cost of services                                 3,853            2,718
                                                 -------------     ------------
      TOTAL COST OF REVENUES                          9,149            6,295
                                                 -------------     ------------
GROSS PROFIT                                          2,436            1,852
                                                 -------------     ------------
OPERATING EXPENSES:
      Selling costs                                   1,964            1,654
      General and administrative expenses               918            1,097
      Research and development                          340              833
      Depreciation and amortization                     543              414
                                                 -------------     ------------
      TOTAL OPERATING EXPENSES                        3,765            3,998
                                                 -------------     ------------
 LOSS FROM OPERATIONS                                (1,329)          (2,146)
                                                 -------------     ------------
OTHER INCOME (EXPENSES)
Equity interest in loss of investee                    (107)                -
Interest expense                                       (186)             (88)
Interest income                                          12               39
                                                 -------------     ------------
      TOTAL OTHER EXPENSE                              (281)             (49)
                                                 -------------     ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                      (1,610)          (2,195)
INCOME TAX                                               43                -
                                                 -------------     ------------

LOSS FROM CONTINUING OPERATIONS                      (1,653)          (2,195)
                                                 -------------     ------------
DISCONTINUED OPERATIONS
  Gain from discontinued operations, net of applicable
        income taxes of $149 in 2000                      -               68
                                                -------------     ------------
TOTAL INCOME FROM DISCONTINUED OPERATIONS                 -               68
                                                -------------     ------------
NET LOSS                                        $    (1,653)   $      (2,127)
                                                =============     ============
NET LOSS PER SHARE - basic and diluted:
  Continuing                                    $     (0.08)   $       (0.13)
  Discontinued                                                            -
                                                -------------     ------------
NET LOSS PER SHARE - basic and diluted          $     (0.08)   $       (0.13)
                                                =============     ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN
  COMPUTATION                                    20,924,214       16,295,030
                                                =============     ============
NET  LOSS                                       $    (1,653)   $      (2,127)

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss  on available-for-sale securities     (56)            (670)
                                               -------------     ------------
COMPREHENSIVE LOSS                             $     (1,709)   $      (2,797)
                                               =============     ============

                 See notes to consolidated financial statements

                      TEKINSIGHT.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                            Three months ended
                                                                                            ------------------
                                                                                         September 30,    September 30,
                                                                                            2001           2000
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $      (1,653)   $    (2,127)
                                                                                         -----------     ---------
        Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                           489            357
        Amortization of capitalized software costs                                               54             57
        Loss from minority interest in subsidiary                                               107              -

     Changes in operating assets and liabilities:
        Increase in accounts receivable                                                        (461)        (3,056)
        Decrease in inventory                                                                   894              -
        Additions to capitalized software costs                                                   -            (24)
        Decrease (Increase) in prepaid expenses and other current assets                        (66)            28
        Decrease in deposits and other assets                                                    23            130
        Increase (Decrease) in accounts payable                                                (521)           825
        Increase in deferred maintenance                                                        274             56
        Increase in state audit assessment                                                       17             18
        (Decrease) Increase in accrued expenses                                                (372)           171
                                                                                         -----------     ---------
             Total adjustments                                                                 (212)        (1,438)
                                                                                         -----------     ---------
           NET CASH USED IN OPERATING ACTIVITIES                                             (1,215)        (3,565)
                                                                                         -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                    -          1,313
     Cash disbursements for the purchase of securities                                            -            (30)
     Capital expenditures                                                                      (30)           (270)
                                                                                         -----------     ---------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (30)          1,013
                                                                                         -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under bank line of credit                                      731          1,116
     Issuance of short-term convertible securities                                              307
     Issuance of subsidiary securities, net of expenses                                           -          2,550
                                                                                         -----------     ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   1,038          3,666
                                                                                         -----------     ---------
NET (DECREASE) INCREASE IN CASH                                                               (207)          1,114

CASH AT BEGINNING OF YEAR                                                                     1,309          3,961
                                                                                         -----------     ---------
CASH AT END OF PERIOD                                                                 $       1,102   $      5,075
                                                                                         ===========     =========

                 See notes to consolidated financial statements

                       TEKINSIGHT.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of TekInsight.com, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2001 included in the Form 10-K for the year then ended.

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

2.       Significant Accounting Policies

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001, however, the Company has elected early adoption of the standards for its current fiscal year ended June 30, 2002. Under SFAS 142, the Company has discontinued the periodic amortization of goodwill effective July 1, 2001. The Company will test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision for SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

The Company has not yet determined the effect SFAS 144 will have on its consolidated financial position or results of operations.

3.       Restricted Cash

At September 30, 2001, cash of $1,011,000 was received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements.

4.       Credit Facility

The Foothill Agreement provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at September 30, 2001, according to the collateral formula, was approximately $5,124,000 of which $3,234,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (7% at September 30, 2001) and have a term extending to March 31, 2002.

In connection with the Foothill Agreement, TekInsight Services is required to maintain certain financial ratios. Pursuant to the March 30, 2001 amendment, TekInsight Services was not in compliance with one of the covenants required by Foothill as of September 30, 2001. The Company has received a waiver from Foothill for the non- compliance.

5.       Marketable Securities

Marketable securities have been classified as available for sale securities at September 30, 2001 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At September 30, 2001, the unrealized loss on securities was $1,010,000.

6.       Commitments, Contingencies, and Other Agreements

During September 2001, the Company entered into two service agreements with Exodus Communications, Inc. ("Exodus"), in connection with the discontinuation of the operations of Exodus's wholly owned subsidiary. Under one of the agreements, the Company shall collect accounts receivable on behalf of the Exodus subsidiary on a collection fee basis. The second agreement provides for the Company to maintain the ongoing operations of the Exodus subsidiary, with a contingent fee being earned upon the collection of receivables generated from the Company's providing services to existing customers under the current terms of their agreements. On September 28, 2001, the Company entered into a non-binding letter of intent with Exodus to purchase certain assets of the business, including an assignment to the Company of the Exodus subsidiary's contracts with its existing customers.

In a matter relating to a prior business of the Company that was divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 26, 2000, the California Court of Appeals upheld the Demand. Following the Court of Appeals decision, a demand for payment has not been made. The Company has provided a reserve for the principal amount of $1,340,000 plus $469,000 in accrued interest, or $1,809,000 in total as of September 30, 2001.

In connection with a merger, the Company assumed the liability for a judgment that was entered against the prior company on July 28, 2000. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. Accruals for this contingency have been established in an aggregate amount of approximately $700,000. The Company is awaiting negotiations with the plaintiff regarding settlement terms.

In July 2000, the Company was named as a nominal defendant in a stockholder's derivative action brought on behalf of the Company against four of its directors (Miletich v. Bookmeier, et al, Case No. 114972, Supreme Court of New York, New York County). The Company is vigorously defending this suit and is also in settlement discussions.

In September 2001, the Company was named as a defendant in a complaint of breach of lease in Michigan, Wayne County Circuit Court, for approximately $40,000. The Company is reviewing the matter with counsel and preparing to file a response.

7.       Short-Term Notes Payable

As part of an offering of up to $1,757,000 principal of convertible notes, the Company received subscriptions in the aggregate amount of $307,000 during the quarter ended September 30, 2001, for short-term notes payable issued on November 1, 2001. Such notes bear interest at 12% per annum during a term of 90 days. If the Company completes an equity financing of over $10 million during the term of the notes, outstanding principal and accrued interest of the notes shall become convertible into the Company's common stock at a price that is the lower of (i) $1.75 per share, or (ii) a price that is equivalent to the terms of the financing. At the due date, if the notes have not been previously converted, at the election of the investors, either (1) the outstanding principal and accrued interest of the notes shall be converted into the Company's common stock at a price of $1.50 per share, or (2) the Company shall make a cash repayment of outstanding principal and accrued interest to the investors. In connection with the acquisition of these notes, the investors receive a warrant to acquire one-third of a share of common stock for each dollar of note principal, bearing an exercise price of $1.50 per share and being exercisable for three years. The Company paid a finder, who is also a related-party director of the Company, a
cash fee of ten percent (10%) of the proceeds from the note issuance.   Also,
for each $1,000 of notes issued, the Company will issue warrants to purchase 33 shares of the Company's common stock , exercisable at a price of $1.50 per share for five years, to an unrelated third-party consultant for services related to structuring the notes offering. Subsequent to September 30, 2001, the Company received subscriptions for an additional $1,450,000.

8.       Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's common stock, at a rate of 2.5 common shares for each preferred share tendered. As of September 30, 2001, 513,862 of such shares were converted into 1,284,655 shares of Common Stock, with a remainder of 1,675,938 shares not yet converted.

In July 2001 holders of preferred stock issued by a subsidiary of the Company converted the 1,000,000 shares of preferred stock into 1,500,000 shares of the Company's common stock. Such preferred stock shares were issued in September 2000 for an equity investment of $3,000,000.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Forward-Looking Statements

     When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, such as demand for our products, size and timing of significant orders and their fulfillment, the Company's ability to develop and upgrade its technology, the Company's ability to compete in a highly competitive market and make sales of its products and services, the Company's ability to obtain necessary financing to sustain its operations despite its continuing losses from operations, undetected software errors and other product quality problems, the Company's ability to recover its investments in certain marketable securities, the Company's ability to successfully consummate the proposed merger with DynCorp Management Resources, Inc. and following such closing to successfully integrate the operations of both companies. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

The three months ended September 30, 2001 (the "2001 Three Month Period") as compared to the three months ended September 30, 2000 (the " 2000 Three Month Period").

     Revenues for the 2001 Three Month Period increased to approximately $11,585,000 from approximately $8,147,000 for the 2000 Three Month Period. The increase is primarily due to the August 14, 2000 merger with Data Systems, which contributed revenues from the merged business for the entire 2001 Three Month Period, as compared to the contribution of revenues for only part of the 2000 Three Month Period resulting from the mid-quarter merger closing date. The revenue mix from product sales and services was 56% and 44%, respectively, for the 2001 Three Month Period, as compared to 54% and 46%, respectively, for the 2000 Three Month Period.

     Cost of revenues for the 2001 Three Month Period increased to approximately $9,149,000 from approximately $6,295,000 for the 2000 Three Month Period. The gross margin percentage decreased to 21% for the 2001 Three Month Period from 23% for the 2000 Three Month Period. _ This decrease was primarily due to a decrease in technical staff utilization related to several contracts during the 2001 Three Month Period. For the 2001 Three Month Period, the gross margin from product sales was 18% of such sales and the gross margin from service revenues was 24% of such sales, as compared to 18% and 28%, respectively, for the 2000 Three Month Period.

     Selling, general and administrative expenses for the 2001 Three Month Period increased to approximately $2,882,000 from approximately $2,751,000 for the 2000 Three Month Period. The increase is primarily due to the August 14, 2000 merger with Data Systems, which includes costs from the merged business for the entire 2001 Three Month Period, as compared to such costs for only part of the 2000 Three Month Period resulting from the mid-quarter merger closing date.

     Research and development expense for the 2001 Three Month Period decreased to approximately $340,000 from approximately $833,000 for the 2000 Three Month Period. The decrease is primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers. Depreciation and amortization expense for the 2001 Three Month Period increased to approximately $543,000 from approximately $414,000 for the 2000 Three Month

Period. This increase was due to the assets acquired in the August 14, 2000 merger with Data Systems, which resulted in increased amortization expense on intangible assets.

     Interest income for the 2001 Three Month Period decreased to approximately $12,000 from approximately $39,000 for the 2000 Three Month Period. This decrease is attributable to decreased interest earned on interest-bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits. Interest expense for the 2001 Three Month Period was approximately $186,000, as compared to $88,000 during the 2000 Three Month Period. This expense is a result of increased borrowings under the credit line facility.

     The reduction in net loss to $1,653,000 for the 2001 Three Month Period, as compared to a loss of $2,195,000 for the 2000 Three Month Period, is primarily due to higher sales and margin contributions toward the fixed costs of the Company.

Liquidity and Capital Resources

     As of September 30, 2001 the Company had a working capital deficiency of approximately $5,735,000, compared to a working capital deficiency of $4,985,000 at June 30, 2001. This decrease in working capital is primarily due to losses of $1,653,000 during the 2001 Three Month Period

     During the 2001 Three Month Period, the Company received subscription payments of $307,000 in exchange for short-term notes payable, issued on November 1, 2001, due in ninety days. In connection with the placement of these notes, the Company paid to a director a fee of 10% in cash. Subsequent to September 30, 2001, the Company accepted an additional $1,450,000 for such notes payable.

     The existing credit facility with Foothill Capital Corporation ("Foothill") provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at September 30, 2001, according to the collateral formula, was approximately $5,124,000, of which $3,234,000 was outstanding.

     In a matter relating to a prior business of the Company that was divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 26, 2000, the California Court of Appeals upheld the Demand. Following the Court of Appeals decision, a demand for payment has not been made. The Company has provided a reserve for the principal amount of $1,340,000 plus $469,000 in accrued interest, or $1,809,000 in total as of September 30, 2001.

     In connection with its merger with Data Systems in August 2000, the Company assumed the liability for a judgment that was entered against Data Systems on July 28, 2000. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. Accruals for this contingency have been established in an aggregate amount of approximately $700,000. The Company is awaiting negotiations with the plaintiff regarding settlement terms.

     The Company is proceeding with its planned merger with DMR and, subject to shareholder approval, anticipates that the merger will be completed during the fiscal quarter ended December 31, 2001. In connection with the merger, the Company is planning an offering of equity securities to provide additional working capital for the combined company. The Company also plans to gain working capital from the increased availability under its line of credit, resulting from the acquisition of the accounts receivable of DynCorp Management Resources, and from income generated as a result of its current operation and proposed purchase from Exodus Communications of the business of an Exodus subsidiary. Should the Company be unable to complete the merger with DMR, along with the planned sale of equity securities, additional funding sources would need to be secured during the current fiscal year. The Company feels that such additional sources would become available, however, there is no assurance that such financing would be available on acceptable terms to the Company.

     The Company plans to expand the scope of its product offerings, and to extend its geographic presence, by pursuing acquisition candidates with complementary technologies, services and products. Should the Company commence such acquisitions, it would finance the transactions with its working capital and the sale of equity or other securities. The Company would attempt to secure additional funding, including equity financing where appropriate, for acquisitions and internal expansion of operations and to support future losses from operations. Based on current plans, including the anticipated successful completion of its merger with DMR, the Company believes it has sufficient cash resources, access to additional financing and liquidity to meet its anticipated short-term and long-term capital needs.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

As part of a Rule 506 of Regulation D private offering only to accredited investors of up to $1,757,000 principal of convertible notes, which was made pursuant to and exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, the Company received subscriptions in the aggregate amount of $307,000 during the quarter ended September 30, 2001, for short-term notes payable. Such notes were issued on November 1, 2001, and bear interest at 12% per annum during a term of 90 days. If the Company completes an equity financing of over $10 million during the term of the notes, outstanding principal and accrued interest of the notes shall become convertible into the Company's common stock at a price that is the lower of (i) $1.75 per share, or (ii) a price that is equivalent to the terms of the financing. At the due date, if the notes have not been previously converted, at the election of the investors, either the outstanding principal and accrued interest of the notes shall be converted into the Company's common stock at a price of $1.50 per share, or the Company shall make a cash repayment of outstanding principal and accrued interest to the investors. In connection with the acquisition of these notes, the investors receive a warrant to acquire one-third of a share of common stock for each dollar of note principal, bearing an exercise price of $1.50 per share and being exercisable for three years. The Company paid a finder, who is also a related-party director of the Company, a cash fee of ten percent (10%) of the proceeds from the note issuance. Also, for each $1,000 of notes issued, the Company will issue warrants to purchase 33 shares of the Company's common stock, exercisable at a price of $1.50 per share for five years, to an unrelated third-party consultant for services related to structuring the notes offering. Subsequent to September 30, 2001, the Company accepted subscriptions for an additional $1,450,000.



Item 6 - Exhibits and reports on Form 8-K


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

                                                     Date: November 9, 2001