Form 10-Q
period 2001-12-31
DYNTEK INC
filed 2002-02-19
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________

                         Commission file number 1-11568


                                  DYNTEK, INC.
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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of February 1, 2002 was 22,536,683.

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                           Page
                                                                         Number
Item 1 - Consolidated Financial Statements (unaudited)

     Consolidated Balance Sheets - December 31, 2001                          3
         and June 30, 2001

     Consolidated Statements of Operations and Comprehensive Loss
        - For the three months and six
            months ended December 31, 2001 and 2000                           4

     Consolidated Statements of Cash Flows - For the                          5
         six months ended December 31, 2001 and 2000

     Notes to Consolidated Financial Statements                          6 - 10

Item 2 - Management's Discussion and Analysis of Financial              11 - 13
     Condition and Results of Operations

PART II - OTHER INFORMATION                                             13 - 15

Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and reports on Form 8-K
SIGNATURE                                                                    16




                          DYNTEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                             December 31,       June 30,
                                              ASSETS                                             2001            2001
                                              ------                                             ----            ----
CURRENT ASSETS:                                                                                Unaudited
         Cash (includes restricted cash of  $1,338 and $804)                               $        1,763  $        1,309
         Accounts receivable, net of allowance for doubtful accounts of $173 and $205              16,256           6,835
         Inventories                                                                                  731           1,617
         Prepaid expenses and other assets                                                          1,000             424
         Note receivable                                                                            1,500           1,500
         Other receivables, including receivable from officer of $170 at December 31 and              886             870
         June 30, 2001
                                                                                              ------------    ------------
                  TOTAL CURRENT ASSETS                                                             22,136          12,555

INVESTMENTS - Marketable Securities                                                                   308             846

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,200 and $2,056                        1,848             669

GOODWILL, net of accumulated amortization of $398                                                  53,624           8,466
CAPITALIZED SOFTWARE COSTS, net of accumulated depreciation of $1,283 and $1,175                      806             914
ACQUIRED CUSTOMER LIST, net of accumulated amortization of $2,123 and $1,351                       10,787           9,459
PURCHASED SOFTWARE, net of accumulated depreciation of $238 and $152                                  452             538

INVESTMENT IN COMPANY                                                                                 164             356

DEPOSITS AND OTHER ASSETS                                                                             232             194
                                                                                              ------------    ------------
                                                                                           $       90,357  $       33,997
                                                                                              ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                  $       10,605  $        8,821
         Line of credit                                                                             3,558           2,503
         Accrued expenses                                                                           8,087           3,163
         Deferred maintenance revenue                                                               2,483           1,261
         Accrued losses on acquired contract                                                        7,744               -
         Audit assessment                                                                           1,826           1,792
         Short term notes payable, net of discount of $268                                          1,540               -
                                                                                              ------------    ------------
                  TOTAL CURRENT LIABILITIES                                                        35,843          17,540
                                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY                                                                         -             222
                                                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value, 10,000,000 shares authorized; 1,631,619 and
         2,189,800 shares issued and outstanding as of December 31, 2001 and June 30,                   1               1
         2001, respectively
         Class A Common stock, $.0001 par value, 70,000,000 shares authorized;
         22,532,683 shares and 19,470,346 shares issued and outstanding as of
         December
         31, 2001 and June 30, 2001, respectively                                                       2               2
         Class B Common stock, $.0001 par value, 20,000,000 shares authorized;
         18,336,663 shares issued and outstanding as of December 31, 2001                               2               -
         Additional paid-in-capital                                                                83,158          40,060
         Unrealized loss on securities                                                               (41)           (954)
         Deficit                                                                                 (28,608)        (22,874)
                                                                                              ------------    ------------
                  TOTAL STOCKHOLDERS' EQUITY                                                       54,514          16,235
                                                                                              ------------    ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       90,357  $       33,997
                                                                                              ============    ============

                 See notes to consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                              For the Three Months Ended              For the Six Months Ended
                                                           December 31,        December 31,       December 31,        December 31,
                                                          ---------------- -- ---------------    ---------------- -- ---------------
                                                               2001                2000               2001                2000
                                                          ----------------    ---------------    ----------------    ---------------
REVENUES:
     Product Revenue                                   $            6,009  $           5,131  $           12,506  $           9,515
     Service Revenue                                                6,221              5,574              11,309              9,337
                                                          ----------------    ---------------    ----------------    ---------------
              Total revenues                                       12,230             10,705              23,815             18,852
                                                          ----------------    ---------------    ----------------    ---------------
COST OF REVENUES:
     Cost of product                                                5,242              4,396              10,539              7,973
     Cost of service                                                4,279              3,940               8,131              6,659
                                                          ----------------    ---------------    ----------------    ---------------
     Total cost of revenues                                         9,521              8,336              18,670             14,632
                                                          ----------------    ---------------    ----------------    ---------------
GROSS PROFIT                                                        2,709              2,369               5,145              4,220
                                                          ----------------    ---------------    ----------------    ---------------

OPERATING EXPENSES:
     Selling expenses                                               2,144              2,168               4,108              3,822
     General and administrative expenses                            1,171                763               2,089              1,860
     Product development                                              152                671                 492              1,504
     Depreciation and amortization                                    566                706               1,110              1,121
                                                          ----------------    ---------------    ----------------    ---------------
              Total operating expenses                              4,033              4,308               7,798              8,307
                                                          ----------------    ---------------    ----------------    ---------------
LOSS FROM OPERATIONS                                               (1,324)            (1,939)             (2,654)            (4,087)
                                                          ----------------    ---------------    ----------------    ---------------

OTHER INCOME (EXPENSE):
     Loss on sale of marketable securities                         (1,241)                 -              (1,241)                 -
     Interest Expense                                              (1,440)              (147)             (1,626)              (235)
     Interest Income                                                    9                 37                  21                 76
     Equity interest in loss of investee                              (85)                 -                (192)                 -
                                                          ----------------    ---------------    ----------------    ---------------
                  Total other expense                              (2,757)              (110)             (3,038)              (159)
                                                          ----------------    ---------------    ----------------    ---------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                  (4,081)            (2,049)             (5,691)            (4,246)
                                                          ----------------    ---------------    ----------------    ---------------

     INCOME TAX                                                         -                  -                  43                  -
                                                          ----------------    ---------------    ----------------    ---------------
     LOSS FROM CONTINUING OPERATIONS                               (4,081)            (2,049)             (5,734)            (4,246)

DISCONTINUED OPERATIONS
     Gain from discontinued operations                                  -                  -                   -                 67
                                                          ----------------    ---------------    ----------------    ---------------
NET LOSS                                               $           (4,081)  $         (2,049)  $          (5,734)  $         (4,179)
                                                          ================    ===============    ================    ===============

NET LOSS PER SHARE:
     Continued                                         $            (0.18)  $          (0.12)  $           (0.26)  $          (0.25)
     Discontinued                                                       -                  -                   -                  -
                                                          ----------------    ---------------    ----------------    ---------------
NET LOSS PER SHARE - basic and diluted                 $            (0.18)  $          (0.12)  $           (0.26)  $          (0.25)
                                                          ================    ===============    ================    ===============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION          22,455,383         16,423,350          21,689,798         16,390,918
                                                          ================    ===============    ================    ===============
NET LOSS                                               $           (4,081)  $         (2,049)  $          (5,734)  $         (4,179)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized loss on available-for-sale- securities                (11)            (1,301)                (67)            (1,971)
                                                          ----------------    ---------------    ----------------    ---------------
COMPREHENSIVE LOSS                                     $           (4,092)  $         (3,350)  $          (5,801)  $         (6,150)
                                                          ================    ===============    ================    ===============


                 See notes to consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                             Six months ended
                                                                                             ----------------
                                                                                          December 31,  December 31,
                                                                                            2001           2000
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $      (5,734)      (2,127)
                                                                                         ------------    ---------
       Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                          1,002         357
        Amortization of capitalized software costs                                               108          57
        Equity interest in loss of investee                                                      192           -
        Loss on sale of marketable securities                                                  1,241           -
        Beneficial conversion feature short-term notes                                           763           -

     Changes in operating assets and liabilities:
        Accounts receivable                                                                   (2,055)     (3,056)
        Inventory                                                                                886           -
        Prepaid expenses and other current assets                                               (547)         28
        Deposits and other assets                                                                (54)        130
        Accounts payable                                                                         243         825
        Deferred maintenance                                                                   1,222          56
        Audit assessment                                                                          34          18
        Accrued expenses                                                                        (439)        171
                                                                                         ------------    ---------
             Total adjustments                                                                 2,596      (1,438)
                                                                                         ------------    ---------
          CASH USED IN OPERATING ACTIVITIES                                                   (3,138)     (3,589)
                                                                                         ------------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                     -       1,313
     Cash proceeds from sale of securities                                                     1,889           -
     Cash disbursements for the purchase of securities                                             -         (30)
     Capital expenditures                                                                       (49)        (270)
     Capitalized software costs                                                                    -         (24)
                                                                                         ------------    ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                              1,840         989
                                                                                         ------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank line of credit                                                  1,055       1,116
     Issuance of short-term notes payable                                                      1,808           -
     Cash proceeds from exercise of stock options                                                130           -
     Issuance of subsidiary securities, net of expenses                                            -       2,550
                                                                                         ------------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,993       3,666
                                                                                         ------------    ---------

NET INCREASE IN CASH                                                                             454       1,114

CASH AT BEGINNING OF YEAR                                                                      1,309       3,961
                                                                                         ------------    ---------
CASH AT END OF PERIOD                                                                 $        1,763  $    5,075
                                                                                         ============    =========


                 See notes to consolidated financial statements

                           DYNTEK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (UNAUDITED)


     On December  27,  2001 the Company  completed  the merger  between  DynCorp
Management   Resources   ("DMR"),   and  subsequently   changed  its  name  from
Tekinsight.com, Inc. to DynTek, Inc. See further discussion under footnote 9.

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of Dyntek, Inc. and Subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2001 included in the Form 10-K for the year then ended.

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

2.       Significant Accounting Policies

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 is effective for all business combinations completed after June 30, 2001 and requires using the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Early adoption of FAS 142 is permitted. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS 142 as of July 1, 2001. At December 31, 2001, the Company evaluated goodwill of $8,466,000 and intangible assets of $9,139,000, which represents acquired customer lists and purchased software. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company determined that there was no impairment of the assets. The impact of adopting FAS 142 was to reduce amortization of goodwill and, consequently, the loss by $107,000, or $.01 per share, for the quarter ended December 31, 2001, and $215,000, or $ .01 per share, for the six months ended December 31, 2001.

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

3.       Restricted Cash

At December 31, 2001, cash of $ 1,338,073 was received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements.

4.       Credit Facility

The Foothill Agreement provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at December 31, 2001, according to the collateral formula, was approximately $ 5,674,000 of which $ 3,558,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (7% at December 31, 2001) and have a term extending to March 31, 2002. The Company is currently in the process of extending the Agreement for an additional two years, under terms similar to the current Agreement.

In connection with the Foothill Agreement with DynTek Services, there is covenant based upon defined operating earnings of the subsidiary. Pursuant to the March 30, 2001 amendment, DynTek Services was not in compliance with the covenant as of December 31, 2001. In connection with Foothill's consent for the merger with DMR, the Company agreed to raise an additional $3 million of capital investment within 30 days of the consummation of the merger. Such funds have not yet been raised. The Company has received a verbal waiver from Foothill for non-compliance with the covenant and failure to obtain the additional capital investment, with a written wavier anticipated shortly.

5.       Marketable Securities

Marketable securities have been classified as available for sale securities at December 31, 2001 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. During the quarter ended December 31, 2001, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. At December 31, 2001, the unrealized loss on securities was $41,000.

6.       Commitments, Contingencies, and Other Agreements

During September 2001, the Company entered into two service agreements with Exodus Communications, Inc. ("Exodus"), in connection with the discontinuation of the operations of Exodus's wholly owned subsidiary. Under one of the agreements, the Company shall collect accounts receivable on behalf of the Exodus subsidiary on a collection fee basis. The second agreement provides for the Company to maintain the ongoing operations of the Exodus subsidiary, with a contingent fee being earned upon the collection of receivables generated from the Company's providing services to existing customers under the current terms of their agreements. On September 28, 2001, the Company entered into a non-binding letter of intent with Exodus to purchase certain assets of the business, including an assignment to the Company of the Exodus subsidiary's contracts with its existing customers. An asset purchase agreement, containing the terms of the letter of intent, was submitted to the bankruptcy court for approval of the purchase. On February 6, 2002, the court approved the purchase agreement. Upon execution of the agreement, the Company will become obligated to remit the purchase price of $175,000.

In a matter relating to a prior business of the Company that was divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 26, 2000, the California Court of Appeals upheld the Demand. Following the Court of Appeals decision, a demand for payment has not been made. The Company has provided a reserve for the principal amount of $1,340,000 plus $486,000 in accrued interest, or $1,826,000 in total as of December 31, 2001.

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

The Company granted a bonus to its Chief Executive Officer, in connection with the initial year of employment, of $175,000. Of such amount, $70,000 was applied to the repayment of a note receivable from the executive.

On December 10, 2001, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement includes a base salary of $400,000 and a bonus plan amounting to fifty percent (50%) of the base salary, paid on a quarterly basis based upon meeting certain criteria. The Company also granted an extension of the term of the remaining balance of a note receivable from the executive, in the amount of $100,000, until the end of the period of employment and will forgive the balance due if certain criteria are met. The agreement provides for termination benefits, under certain conditions, for aggregate payments of two years of the executive's salary.

7.       Short-Term Notes Payable

On September 27, 2001 and November 1, 2001, the Company issued $1,807,000 aggregate principal of convertible notes. $750,000 principal of such notes bear interest at 12% per annum during a term of 180 days and $1,057,500 principal of such notes bear interest at 8% per annum for a term of 90 days. Outstanding principal and accrued interest of the notes becomes due on maturity. Of the total notes outstanding, $1,057,500 principal plus accrued interest of 8% notes is convertible into the Company's Class A common stock at a price of $1.50 per share at the maturity of the notes, and are currently convertible at the option of the Company. The remaining $750,000 principal plus interest of 12% notes is payable as follows: $200,000 on March 27, 2002 and $550,000 on April 30, 2002, or is convertible into the Company's Class A common stock at a price of $1.70 per share at the option of the holder. At this time, the Company is negotiating a conversion of all 12% notes to equity at a price of $1.50 share.

In connection with the acquisition of these notes, the investors received a warrant to acquire one-third of a share of Class A common stock for each dollar of note principal, bearing exercise prices of $1.50 and 1.70 per share and are exercisable for three years. The Company paid a finder, who is also a related-party director of the Company, a cash fee of ten percent (10%) of the proceeds from the note issuance. Also, for each $1,000 of notes issued, the Company agreed to issue warrants to purchase 33 shares of the Company's Class A common stock, exercisable at a price of $1.50 per share for five years, to an unrelated third-party consultant for services related to structuring the notes offering.

Since the Company granted conversion rights to the investors at prices below the quoted market prices for the stock, the Company has recorded an expense, in the aggregate amount of $763,000, in connection with these notes.

8.       Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of December 31, 2001, 558,181 of such shares were converted into 1,395,451 shares of Class A common stock, with a remainder of 1,631,619 shares not yet converted.

In July 2001 holders of preferred stock issued by a subsidiary of the Company converted the 1,000,000 shares of preferred stock into 1,500,000 shares of the Company's Class A common stock. Such preferred stock shares were issued in September 2000 for an equity investment of $3,000,000.

As a result of the merger with DMR (below), the Company issued 18,336,663 shares of Class B common stock.

Pursuant to the terms of the DynTek 2001 Employee Stock Option Plan; on February 8, 2002, the Company granted to its employees options to purchase approximately 875,000 shares of its Class A common stock at the market price of $2.05 per share. Approximately 775,000 of such options are incentive stock options for a term of three years, and 100,000 of such options are non-qualified options for a period of five years. All of such options are subject to a two year vesting period.



9.       BUSINESS ACQUISITIONS

On December 27, 2001, the Company acquired all of the outstanding capital stock of DynCorp Management Resources ("DMR"), from DynCorp, Inc. (DynCorp). DMR provides professional services to state and local government markets with primary focus on Information Technology and Business Process Outsourcing services. Initial merger consideration consisted of 18,336,663 shares of new Class B Common Stock, equal to two-thirds of the previously outstanding shares of Common Stock and two-thirds of all shares of the Common Stock issuable upon conversion, redemption or exchange of any outstanding shares of Preferred Stock of the Company or any of its subsidiaries. As a result, DynCorp owns approximately 40% of the outstanding shares of our Common Stock and Common Stock equivalents, and has the right to elect 40% of the members of the Board of Directors, following the merger, subject to the decrease in such percentage as the outstanding Series B Common Stock reflects a decreasing percentage of the Company's outstanding capital stock.

In addition, during the five-year period following the consummation of the merger, DynCorp may receive additional merger consideration if and whenever the Company issues or sells any shares of the Class A Common Stock pursuant to the exercise or conversion of any option, warrant or similar security outstanding at the time of the merger (excluding up to 2,000,000 shares issuable to the employees upon exercise of options granted under the TekInsight 1992 Employee Stock Option Plan and excluding shares of Common Stock issuable upon conversion of the Series A Preferred Stock used to calculate the initial merger consideration), if any such shares are issued or sold at a price that is less than the then fair market value of a share of Class A Common Stock. If such triggering shares are issued or sold, then the Company will issue to DynCorp, for no additional consideration, a number of shares of Class B Common Stock whose value equals 40% of the difference between such triggering shares' fair market value and the price at which they were issued.

In connection with this acquisition, the Company assumed numerous ongoing customer relationships, representing the majority of its revenues. In the acquisition, the Company recorded $47,258,000 in total goodwill and intangible assets allocated as follows: $45,158,000 in goodwill, which will be tested for impairment of value on a periodic basis, and $2,100,000 in capitalized customer contracts amortized over 7 years. The values of intangible assets recorded were derived from the discounted future derivation of free cash flows methodology, performed by an independent appraiser. The amortization periods were based on the customer and company relationship history, and the contract term and projected gross margin throughout the contract life. The value of the intangibles will continue to be reviewed for impairment quarterly by the Derivation of Free Cash Flows method and any valuation differences will be booked accordingly. Property and equipment were evaluated for adjustments to fair value, and generally were recorded at the net book values from the prior company, which were considered to approximate fair value.

A summary of the business assets acquired is as follows:

     (Amounts in thousands)

     Consideration paid:
     Stock issued                                          $          40,341
     Acquisition costs                                                   938
     Liabilities assumed                                              14,648
                                                             ----------------
     Total consideration                                   $          55,927
                                                             ----------------

     Assets acquired:
     Accounts receivable, net                                          7,366
     Prepaid expenses, deposits and other assets                          29
     Property and equipment                                            1,274
     Customer list                                                     2,100
     Goodwill                                                         45,158
                                                             ----------------
     Fair value of assets acquired                         $          55,927
                                                             ----------------



The aggregate consideration paid to DMR stockholders consisted of approximately 18,337,000 shares of DynTek Series B Common Stock.

10.      Related-Party Transactions

On November 28, 2001 and December 15, 2001, the Company advanced $20,000 and $15,000, respectively, to its chief executive officer in exchange for notes receivable that do not bear interest. On December 15, 2001, the executive repaid $14,000 of such notes, for a remaining aggregate receivable of $21,000 at December 31, 2001. The terms of the notes provide for repayment of the balance during the fiscal quarter ended March 31, 2002.

In March 2001, the Company purchased 19.9% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers. The chairman of the board of directors of LaborSoft is also a director of the Company. The Company provides infrastructure services to LaborSoft, on a fee-for-service basis. As of December 31, 2001, the Company had outstanding receivables for such services in the total amount of $411,000, representing unpaid charges since April 2001. Due to the significant investment in LaborSoft, the Company has recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $292,000. Such losses have reduced the carrying value of its investment to $164,000 at December 31, 2001.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Forward-Looking Statements

     When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, such as demand for our products, size and timing of significant orders and their fulfillment, the Company's ability to develop and upgrade its technology, the Company's ability to compete in a highly competitive market and make sales of its products and services, the Company's ability to obtain necessary financing to sustain its operations despite its continuing losses from operations, undetected software errors and other product quality problems, the Company's ability to recover its investments in certain marketable securities, following the closing of the merger with DMR, to successfully integrate the operations of both companies, and the ability of the Company to perform the DMR contracts post-merger on a profitable basis and to extend the terms of the successful DMR contracts. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

RESULTS OF OPERATIONS

The three months ended December 31, 2001 (the "2001 Three Month Period") as compared to the three months ended December 31, 2000 (the "2000 Three Month Period").

     Revenues for the 2001 Three Month Period increased to approximately $12,230,000 from approximately $10,705,000 for the 2000 Three Month Period, primarily due to an equipment upgrade project for a customer, which also increased the proportion of product sales in relation to services revenues during the period. The revenue mix from product sales and services was 49% and 51%, respectively, for the 2001 Three Month Period, as compared to 48% and 52%, respectively, for the 2000 Three Month Period.

     Cost of revenues for the 2001 Three Month Period increased to approximately $9,521,000 from approximately $8,336,000 for the 2000 Three Month Period, which is consistent with sales increases during the period. The overall gross margin percentage remained unchanged for the 2001 Three Month Period from the 2000 Three Month Period. For the 2001 Three Month Period, the gross margin from product sales was 13% of such sales and the gross margin from service revenues was 31% of such sales, as compared to 14% and 29%, respectively, for the 2000 Three Month Period.

     Selling, general and administrative expenses for the 2001 Three Month Period increased to approximately $3,315,000 from approximately $2,931,000 for the 2000 Three Month Period, which is consistent with the increase in revenues.

     Product development expense for the 2001 Three Month Period decreased to approximately $152,000 from approximately $671,000 for the 2000 Three Month Period. The decrease is primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2001 Three Month Period decreased to approximately $566,000 from approximately $706,000 for the 2000 Three Month Period. This decrease is attributable to the discontinuation of goodwill amortization during the 2001 period.

     Interest income for the 2001 Three Month Period decreased to approximately $9,000 from approximately $37,000 for the 2000 Three Month Period. This decrease is attributable to a decrease in the amount of interest earned on interest bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits. Interest expense for the 2001 Three Month Period was approximately $1,439,000, as compared to $147,000 during the 2000 Three Month Period. This increased expense is a result of interest on the short-term convertible notes payable incurred during the 2001 Three Month Period, which includes non-cash charges for the beneficial conversion feature ($763,000) and the amortization of debt discount ($323,000).

     During the quarter ended December 31, 2001, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company has recognized its pro-rata portion of the losses incurred by an affiliate, LaborSoft, in the amount of $85,000 during the 2001 Three Month Period. Such losses have reduced the carrying, value of its investment in LaborSoft to $164,000 at December 31, 2001.

     The increase in net loss to $4,081,000 for the 2001 Three Month Period, as compared to a loss of $2,049,000 for the 2000 Three Month Period, is primarily due to loss on the sale of marketable securities and to interest on short term notes payable.

The six months ended December 31, 2001 (the "2001 Six Month Period") as compared to the six months ended December 31, 2000 (the "2000 Six Month Period").

     Revenues for the 2001 Six Month Period increased to approximately $ 23,815,000 from approximately $ 18,852,000 for the 2000 Six Month Period The increase is primarily due to the August 14, 2000 merger with Data Systems, which contributed revenues from the merged business for the entire 2001 Six Month Period, as compared to the contribution of revenues for approximately 66% of the 2000 Six Month Period resulting from the mid-quarter merger closing date. The revenue mix from product sales and services was 53% and 47%, respectively, for the 2001 Six Month Period, as compared to 51% and 49%, respectively, for the 2000 Six Month Period, principally as a result of an equipment upgrade project for a customer, which increased the proportion of product sales in relation to services revenues during the period.

     Cost of revenues for the 2001 Six Month Period increased to approximately $18,670,000 from approximately $14,632,000 for the 2000 Six Month Period. The overall gross margin percentage decreased to 21% for the 2001 Six Month Period from 22% for the 2000 Six Month Period. _ This decrease was primarily due to a decrease in technical staff utilization related to the timing of several contracts during the 2001 Six Month Period, which did not provide for consistent utilization. For the 2001 Six Month Period, the gross margin from product sales was 16% of such sales and the gross margin from service revenues was 27% of such sales, as compared to 16% and 29%, respectively, for the 2000 Six Month Period.

     Selling, general and administrative expenses for the 2001 Six Month Period increased to approximately $6,197,000 from approximately $5,682,000 for the 2000 Six Month Period. The increase is primarily due to the August 14, 2000 merger with Data Systems, which includes costs from the merged business for the entire 2001 Six Month Period, as compared to such costs for only part of the 2000 Six Month Period resulting from the mid-quarter merger closing date.

     Product development expense for the 2001 Six Month Period decreased to approximately $492,000 from approximately $1,504,000 for the 2000 Six Month Period. The decrease is primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2001 Six Month Period decreased to approximately $1,110,000 from approximately $1,121,000 for the 2000 Six Month Period. This decrease is attributable to the discontinuation of goodwill amortization during the 2001 period.

     Interest income for the 2001 Six Month Period decreased to approximately $21,000 from approximately $76,000 for the 2000 Six Month Period. This decrease is attributable to a decrease in the amount of interest earned on interest-bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits. Interest expense for the 2001 Six Month Period was approximately $1,626,000, as compared to $235,000 during the 2000 Six Month Period. This increase in interest expense is a result of interest on short term notes payable, which includes non-cash charges for the beneficial conversion feature ($763,000) and the amortization of debt discount ($323,000), and the August 14, 2000 merger with Data Systems, which includes costs from the merged business for the entire 2001 Six Month Period, as compared to such costs for approximately 66% of the 2000 Six Month Period resulting from the mid-quarter merger closing date.

     During the quarter ended December 31, 2001, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company has recognized its pro-rata portion of the losses incurred by an affiliate, in the amount of $192,000 during the 2001 Six Month Period.

     The increase in net loss to $5,733,000 for the 2001 Six Month Period, as compared to a loss of $4,179,000 for the 2000 Six Month Period, is primarily due to loss on the sale of marketable securities and to interest expense associated with the short-term notes payable.

Liquidity and Capital Resources

     As of December 31, 2001 the Company had a working capital deficiency of approximately $12,898,000 compared to a working capital deficiency of $4,985,000 at June 30, 2001. This decrease in working capital is primarily due to acquisition of DMR during the 2001 Three Month Period. In connection with the merger, the Company received current assets of $8,006,000 and assumed current liabilities of $14,648,000, for a net reduction in working capital of $6,642,000.

     On September 27, 2001 and November 1, 2001, the Company issued $1,807,000 aggregate principal of convertible notes. $750,000 principal of such notes bear interest at 12% per annum during a term of 180 days and $1,057,500 principal of such notes bear interest at 8% per annum for a term of 90 days. Outstanding principal and accrued interest of the notes becomes due on maturity. Of the total notes outstanding, $1,057,500 principal plus accrued interest of 8% notes is convertible into the Company's Class A common stock at a price of $1.50 per share at the maturity of the notes, and are currently convertible at the option of the Company. The remaining $750,000 principal plus interest of 12% notes is payable as follows: $200,000 on March 27, 2002 and $550,000 on April 30, 2002, or is convertible into the Company's Class A common stock at a price of $1.70 per share at the option of the holder. At this time, the Company is negotiating a conversion of all 12% notes to equity at a price of $1.50 share.

     The Foothill Agreement provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at December 31, 2001, according to the collateral formula, was approximately $5,674,000, of which $ 3,558,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (7% at December 31, 2001) and have a term extending to March 31, 2002. The Company is currently in the process of extending the Agreement for an additional two years, under terms similar to the current Agreement. The Company has received a waiver from Foothill for non-compliance with the covenant and failure to obtain the additional capital investment.

     In a matter relating to a prior business of the Company that was divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 26, 2000, the California Court of Appeals upheld the Demand. Following the Court of Appeals decision, a demand for payment has not been made. The Company has provided a reserve for the principal amount of $1,340,000 plus $486,000 in accrued interest, or $1,826,000 in total as of December 31, 2001.

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

     The Company may expand the scope of its product offerings by pursuing acquisition candidates with complementary technologies, services or products. Should the Company commence such acquisitions, it anticipates that it would finance the transactions with a combination of its working capital and the issuance of additional equity securities. The Company would attempt to secure additional funding, including equity financing where appropriate, for acquisitions. There can be no assurance, however, that the Company will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that the Company will be successful in obtaining the necessary financing to complete the acquisitions.

     The Company has had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from sales of stock and cash received in 1999 from the sale of discontinued operations. Additionally, the merger with DMR decreased tangible net worth by $5,979,000, which, combined with losses, resulted in a consolidated tangible net worth deficit of $10,703,000 at December 31, 2001. Management's current plans include the sale of up to $5,000,000 of common stock, currently in negotiation, through several placement agents, one of which is a related party. In addition, the Company expects to collect $1,500,000 from the note receivable it holds. If additional funds are necessary, the Company would consider liquidating its marketable securities, reducing the scope of its operations, divesting of long-term contracts and seeking other forms of financing. Based on these current plans, TekInsight believes that it has sufficient cash resources and liquidity to meet its anticipated short-term and long-term capital needs.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

As part of a Rule 506 of Regulation D private offering only to accredited investors of up to $1,757,000 principal of convertible notes, which was made pursuant to and exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, the Company received subscriptions in the aggregate amount of $1,807,500 during the quarter ended December 31, 2001, for short-term notes payable. Such notes were issued on November 1, 2001, and $1,057,000 principal of which bear interest at 12% per annum during a term of 90 days (the "12% Notes"), and $750,000 principal of which bear interest at 8% per annum during a term of 180 days (the "8% Notes") (with the 12% Notes and 8% Notes being referred to collectively as, the "Notes"). If the Company completes an equity financing of over $10 million during the term of the 12% Notes, outstanding principal and accrued interest of the 12% Notes shall become convertible into the Company's Class A common stock at a price that is the lower of (i) $1.75 per share, or (ii) a price that is equivalent to the terms of the financing. At the due date, if the 12% notes have not been previously converted, at the election of the Company the outstanding principal and accrued interest of the 12% Notes shall be converted into the Company's Class A common stock at a price of $1.50 per share. If the Company completes an equity financing of over $10 million during the term of the 8% Notes, or at any other time prior to maturity, outstanding principal and accrued interest of the 8% Notes may be converted into the Company's Class A common stock at a price of $1.70 per share by the holders of such notes. In the event that the holders of the 8% Notes fail to convert the 8% Notes to Class A common stock by maturity, the Company is required to pay principal and accrued interest thereon in cash on demand. In connection with the acquisition of the Notes, the investors receive a warrant to acquire one-third of a share of common stock for each dollar of note principal, bearing exercise prices of $1.50 and $1.70 per share, respectively, and being exercisable for three years. The Company paid a finder, who is also a related-party director of the Company, a cash fee of ten percent (10%) of the proceeds from the note issuance. Also, for each $1,000 of notes issued, the Company agreed to issue warrants to purchase 33 shares of the Company's common stock, exercisable at a price of $1.50 per share for five years, to an unrelated third-party consultant for services related to structuring the notes offering.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 2001, the Company held a special meeting of its stockholders in connection with the proposed merger of DynCorp Management Resources, Inc. ("DMR"), then a wholly owned subsidiary of DynCorp, with and into one of the Company's wholly owned subsidiaries. At the meeting, the stockholders approved four proposals:

     (a) The stockholders approved a proposal to amend and restate the Company's certificate of incorporation. The proposed amendment and restatement (1) changed the name of the Company to DynTek, Inc., and (2) established a new class of Class B common stock, which shares the Company had proposed to issue to DynCorp as consideration for the merger of DMR with and into the Company's wholly owned subsidiary. Voting on the proposal was as follows: 12,545,313 shares of common stock and 372,919 shares of Series A preferred stock were voted for; 8,600 shares of common stock and 200 shares of Series A preferred stock were voted against; and 550 shares of common stock and 176 shares of Series A preferred stock were voted as abstentions.

     (b) The stockholders voted on a proposal to approve, pursuant to Nasdaq Rule 4350, the issuance to DynCorp of shares of the Company's new class of Class B common stock which represented more than 20% of the Company's outstanding common stock and common stock equivalents. Voting on the proposal was as follows: 12,554,213 shares of common stock and 372,919 shares of Series A preferred stock were voted for; 250 shares of common stock and 376 shares of Series A preferred stock were voted against; and no shares of common stock or Series A preferred stock were voted as abstentions.

     (c) The stockholders approved the adoption of the Company's 2001 Stock Option Plan. The purpose of the 2001 Stock Option Plan is to cover future option grants to the Company's officers, directors, key employees and consultants in order to provide an incentive for good performance. Voting on the proposal was as follows: 11,374,681 shares of common stock and 349,238 shares of Series A preferred stock were voted for; 1,175,338 shares of common stock and 23,273 shares of Series A preferred stock were voted against; and 4,444 shares of common stock and 784 shares of Series A preferred stock were voted as abstentions.

     (d) The stockholders authorized the proxies, in their discretion, to vote upon such other business as might properly come before the special meeting or any adjournment thereof. In fact, no such other business came before the special meeting. Voting on the proposal was as follows: 12,087,646 shares of common stock and 353,818 shares of Series A preferred stock were voted for; 461,373 shares of common stock and 17,072 shares of Series A preferred stock were voted against; and 5,444 shares of common stock and 2,405 shares of Series A preferred stock were voted as abstentions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         --------

         None

(b)      Reports on Form 8-K

         (1) Two reports on Form 8-K, filed on November 2, 2001, both of which included Items 5 and 7.

         (2) Report on Form 8-K, filed on December 21, 2001, included Items 5 and 7.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.


                                                     DYNTEK, INC.



                                                     By:/s/James Linesch
                                                     --------------------
                                                     James Linesch
                                                     Chief Financial Officer

                                                     Date: February 19, 2002