Form 10-Q/A
period 2001-12-31
DYNTEK INC
filed 2002-02-22
CIK 879465

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

                                INTRODUCTORY NOTE


         This Amendment to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on February 19, 2002, is being filed to amend the Consolidated Statements of Cash Flows and the Comprehensive Loss on the Consolidated Statements of Operations and Comprehensive Loss statement. The amendment reflects a correction to the amount of proceeds received from the sale of marketable securities during the period, and the recording of the reversal in unrealized loss related to such sales of securities. The Consolidated Cash Flows statement is also amended to reflect the non-cash adjustments for amortization of deferred finance costs and the debt discount on short-term notes. Additionally, footnote 5, Credit Facility, has been amended to reflect the receipt of the waiver of non-compliance with the covenant and failure to obtain the additional capital investment, in connection with the credit facility. The remainder of the document remains as previously filed.

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
                                                                                              ============    ============

                 See notes to consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                              For the Three Months Ended              For the Six Months Ended
                                                           December 31,        December 31,       December 31,        December 31,
                                                          ---------------- -- ---------------    ---------------- -- ---------------
                                                               2001                2000               2001                2000
                                                          ----------------    ---------------    ----------------    ---------------
REVENUES:
     Product Revenue                                   $            6,009  $           5,131  $           12,506  $           9,515
     Service Revenue                                                6,221              5,574              11,309              9,337
                                                          ----------------    ---------------    ----------------    ---------------
              Total revenues                                       12,230             10,705              23,815             18,852
                                                          ----------------    ---------------    ----------------    ---------------
COST OF REVENUES:
     Cost of product                                                5,242              4,396              10,539              7,973
     Cost of service                                                4,279              3,940               8,131              6,659
                                                          ----------------    ---------------    ----------------    ---------------
     Total cost of revenues                                         9,521              8,336              18,670             14,632
                                                          ----------------    ---------------    ----------------    ---------------
GROSS PROFIT                                                        2,709              2,369               5,145              4,220
                                                          ----------------    ---------------    ----------------    ---------------

OPERATING EXPENSES:
     Selling expenses                                               2,144              2,168               4,108              3,822
     General and administrative expenses                            1,171                763               2,089              1,860
     Product development                                              152                671                 492              1,504
     Depreciation and amortization                                    566                706               1,110              1,121
                                                          ----------------    ---------------    ----------------    ---------------
              Total operating expenses                              4,033              4,308               7,798              8,307
                                                          ----------------    ---------------    ----------------    ---------------
LOSS FROM OPERATIONS                                               (1,324)            (1,939)             (2,654)            (4,087)
                                                          ----------------    ---------------    ----------------    ---------------

OTHER INCOME (EXPENSE):
     Loss on sale of marketable securities                         (1,241)                 -              (1,241)                 -
     Interest Expense                                              (1,440)              (147)             (1,626)              (235)
     Interest Income                                                    9                 37                  21                 76
     Equity interest in loss of investee                              (85)                 -                (192)                 -
                                                          ----------------    ---------------    ----------------    ---------------
                  Total other expense                              (2,757)              (110)             (3,038)              (159)
                                                          ----------------    ---------------    ----------------    ---------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                  (4,081)            (2,049)             (5,691)            (4,246)
                                                          ----------------    ---------------    ----------------    ---------------

     INCOME TAX                                                         -                  -                  43                  -
                                                          ----------------    ---------------    ----------------    ---------------
     LOSS FROM CONTINUING OPERATIONS                               (4,081)            (2,049)             (5,734)            (4,246)

DISCONTINUED OPERATIONS
     Gain from discontinued operations                                  -                  -                   -                 67
                                                          ----------------    ---------------    ----------------    ---------------
NET LOSS                                               $           (4,081)  $         (2,049)  $          (5,734)  $         (4,179)
                                                          ================    ===============    ================    ===============

NET LOSS PER SHARE:
     Continued                                         $            (0.18)  $          (0.12)  $           (0.26)  $          (0.25)
     Discontinued                                                       -                  -                   -                  -
                                                          ----------------    ---------------    ----------------    ---------------
NET LOSS PER SHARE - basic and diluted                 $            (0.18)  $          (0.12)  $           (0.26)  $          (0.25)
                                                          ================    ===============    ================    ===============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION          22,455,383         16,423,350          21,689,798         16,390,918
                                                          ================    ===============    ================    ===============
NET LOSS                                               $           (4,081)  $         (2,049)  $          (5,734)  $         (4,179)

OTHER COMPREHENSIVE LOSS, NET OF TAX
   Reversal of  unrealized loss (loss) on
     available-for-sale- securities                                   969             (1,301)                913             (1,971)
                                                          ----------------    ---------------    ----------------    ---------------
COMPREHENSIVE LOSS                                     $           (3,112)  $         (3,350)  $          (4,821)  $         (6,150)
                                                          ================    ===============    ================    ===============


                 See notes to consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                             Six months ended
                                                                                             ----------------
                                                                                          December 31,  December 31,
                                                                                            2001           2000
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $      (5,734)    $ (2,127)
                                                                                         ------------    ---------
       Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                          1,002         357
        Amortization of capitalized software costs                                               108          57
        Amortization of deferred finance costs                                                   183           -
        Equity interest in loss of investee                                                      192           -
        Loss on sale of marketable securities                                                  1,241           -
        Beneficial conversion feature of short-term notes                                        763           -
        Amortization of debt discount on short-term notes                                        322           -

     Changes in operating assets and liabilities:
        Accounts receivable                                                                   (2,205)     (3,056)
        Inventory                                                                                886           -
        Prepaid expenses and other current assets                                               (435)         28
        Deposits and other assets                                                                (54)        130
        Accounts payable                                                                         243         825
        Deferred maintenance                                                                   1,222          56
        Audit assessment                                                                          34          18
        Accrued expenses                                                                        (439)        171
                                                                                         ------------    ---------
             Total adjustments                                                                 3,063      (1,438)
                                                                                         ------------    ---------
          CASH USED IN OPERATING ACTIVITIES                                                   (2,671)     (3,589)
                                                                                         ------------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                     -       1,313
     Cash proceeds from sale of securities                                                       362           -
     Cash disbursements for the purchase of securities                                             -         (30)
     Capital expenditures                                                                       (49)        (270)
     Capitalized software costs                                                                    -         (24)
                                                                                         ------------    ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                                313         989
                                                                                         ------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank line of credit                                                  1,055       1,116
     Issuance of short-term notes payable, net                                                 1,627           -
     Cash proceeds from exercise of stock options                                                130           -
     Issuance of subsidiary securities, net of expenses                                            -       2,550
                                                                                         ------------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,812       3,666
                                                                                         ------------    ---------

NET INCREASE IN CASH                                                                             454       1,114

CASH AT BEGINNING OF YEAR                                                                      1,309       3,961
                                                                                         ------------    ---------
CASH AT END OF PERIOD                                                                 $        1,763  $    5,075
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

                                                     Date: February 22, 2002