Form 10-Q
period 2002-03-31
DYNTEK INC
filed 2002-05-20
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       Item 5. Other Information states that this report was filed without review of an independent auditor.

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of May 17, 2002 was 23,460,746.

The accompanying financial statements were filed without the review of an independent auditor.

Arthur Andersen, LLP (" Andersen") was engaged to audit the financial statements of the company's recently acquired subsidiary, DynCorp Management Resources ( " DMR" ) as of and for the years ended December 27, 2001 and December 28, 2000. Andersen has not yet issued its report on such financial statements. Due to the materiality of the opening balance sheet and effect on the results of operations on the Company's financial statements the Company's independent accountants have been unable to complete their review on the Company's March 31, 2002 financial statements. The Company believes that it will obtain such audited financial statements during the next 90 days. The review will be completed as soon as possible after filing this report, any material change to the quarterly financial information necessitated by the completion of such review will be promptly reported by means of an amendment to this report.

                          DYNTEK, INC. AND SUBSIDIARIES
                (formerly Tekinsight.com, Inc. and Subsidiaries)

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                          Number
Item 1 - Consolidated Financial Statements (unaudited)

     Consolidated Balance Sheets - March 31, 2002                         4
         and June 30, 2001

     Consolidated Statements of Operations and Comprehensive Loss - For
         the three months and  nine months ended March 31, 2002 and 2001  5

     Consolidated Statements of Cash Flows - For the                      6
         nine months ended March 31, 2002 and 2001

     Notes to Consolidated Financial Statements                           7 - 13

Item 2 - Management's Discussion and Analysis of Financial               14 - 16
     Condition and Results of Operations

PART II - OTHER INFORMATION                                              17 - 18

Item 2 - Changes in Securities and Use of Proceeds
Item 3 - Quantitative and Qualitative Disclosures About Market Risk
Item 5 - Other Information

SIGNATURE                                                                19


                The accompanying financial statements were filed
                  without the review of an independent auditor

Arthur Andersen, LLP (" Andersen") was engaged to audit the financial statements of the company's recently acquired subsidiary, DynCorp Management Resources ( " DMR" ) as of and for the years ended December 27, 2001 and December 28, 2000. Andersen has not yet issued its report on such financial statements. Due to the materiality of the opening balance sheet and effect on the results of operations on the Company's financial statements the Company's independent accountants have been unable to complete their review on the Company's March 31, 2002 financial statements. The Company believes that it will obtain such audited financial statements during the next 90 days. The review will be completed as soon as possible after filing this report, any material change to the quarterly financial information necessitated by the completion of such review will be promptly reported by means of an amendment to this report.

                          DYNTEK, INC. AND SUBSIDIARIES
                (formerly Tekinsight.com, Inc. and Subsidiaries)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                               March 31,        June 30,
                                              ASSETS                                             2002            2001
                                              ------                                             ----            ----
CURRENT ASSETS:                                                                                Unaudited
         Cash (includes restricted cash of  $1,781 and $804)                               $        1,928  $        1,309
         Accounts receivable, net of allowance for doubtful accounts of $352 and $205              11,458           6,835
         Inventories                                                                                  938           1,617
         Deferred costs on contracts                                                                  347               -
         Prepaid expenses and other assets                                                            311             424
         Note receivable                                                                            1,500           1,500
         Other receivables, including receivable from officer of $100 at March 31 and                 710             870
         $170 June 30, 2001
                                                                                              ------------    ------------
                  TOTAL CURRENT ASSETS                                                             17,192          12,555

INVESTMENTS - Marketable Securities                                                                   389             846

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,627 and $2,056                        1,859             669

GOODWILL, net of accumulated amortization of $398                                                  53,399           8,466
CAPITALIZED SOFTWARE COSTS, net of accumulated depreciation of $1,308 and $1,175                      752             914
ACQUIRED CUSTOMER LISTS, net of accumulated amortization of $2,584 and $1,351                      10,326           9,459
PURCHASED SOFTWARE, net of accumulated depreciation of $282 and $152                                  408             538

INVESTMENT IN COMPANY                                                                                 136             356

DEPOSITS AND OTHER ASSETS                                                                             368             194
                                                                                              ------------    ------------
                                                                                           $       84,829  $       33,997
                                                                                              ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                  $       15,770  $        8,821
         Line of credit                                                                             1,733           2,503
         Accrued expenses                                                                           2,691           3,163
         Deferred  revenue                                                                          4,396           1,261
         Accrued losses on acquired contract                                                        3,125               -
         Short-term convertible notes payable                                                       1,563               -
         Audit assessment                                                                           1,843           1,792
         Capital leases, net of long term portion                                                     144               -
                                                                                              ------------    ------------
                  TOTAL CURRENT LIABILITIES                                                        31,266          17,540
                                                                                              ------------    ------------

LONG TERM PORTION CAPITAL LEASE                                                                       114               -
                                                                                              ------------    ------------
MINORITY INTEREST IN SUBSIDIARY                                                                         -             222
                                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value, 10,000,000 shares authorized; 1,631,619 and
         2,189,800 shares issued and outstanding as of March 31, 2002 and June 30, 2001,                1               1
         respectively
         Class A Common stock, $.0001 par value, 70,000,000 shares authorized;
         22,532,683 shares and 19,470,346 shares issued and outstanding as of March 31,                 2               2
         2002 and June 30, 2001, respectively
         Class B Common stock, $.0001 par value, 20,000,000 shares authorized;
         18,336,663 shares issued and outstanding as of March 31, 2002                                  2               -
         Common stock to be issued                                                                  1,607               -
         Additional paid-in-capital                                                                83,208          40,060
         Accumulated other comprehensive loss                                                       (108)           (954)
         Accumulated deficit                                                                     (31,263)        (22,874)
                                                                                              ------------    ------------
                  TOTAL STOCKHOLDERS' EQUITY                                                       53,449          16,235
                                                                                              ------------    ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       84,829  $       33,997
                                                                                              ============    ============

            See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                (formerly Tekinsight.com, Inc. and Subsidiaries)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                             For the Three Months Ended             For the Nine Months Ended
                                                            March 31,          March 31,           March 31,          March 31,
                                                         ---------------- -- --------------- -- ---------------- -- ---------------
                                                              2002                2001               2002                2001
                                                         ----------------    ---------------    ----------------    ---------------
REVENUES:

     Infrastructure services                          $            7,974  $           7,549  $           20,481  $          17,064
     Professional and outsource services                          20,141              5,179              31,450             14,517
                                                         ----------------    ---------------    ----------------    ---------------
              Total revenues                                      28,115             12,728              51,931             31,581
                                                         ----------------    ---------------    ----------------    ---------------
COST OF REVENUES:
     Cost of infrastructure services                               6,839              6,220              17,378             14,193
     Cost of professional service                                 17,556              4,055              25,688             10,713
                                                         ----------------    ---------------    ----------------    ---------------
     Total cost of revenues                                       24,395             10,275              43,066             24,906
                                                         ----------------    ---------------    ----------------    ---------------
GROSS PROFIT                                                       3,720              2,453               8,865              6,675
                                                         ----------------    ---------------    ----------------    ---------------


OPERATING EXPENSES:
     Selling expenses                                              3,121              2,193               7,229              6,017
     General and administrative expenses                           1,602                900               3,690              2,762
     Product development                                               -                603                 492              2,107
     Depreciation and amortization                                   989                674               2,099              1,794
                                                         ----------------    ---------------    ----------------    ---------------
              Total operating expenses                             5,712              4,370              13,510             12,680
                                                         ----------------    ---------------    ----------------    ---------------
LOSS FROM OPERATIONS                                              (1,992)            (1,917)             (4,645)            (6,005)
                                                         ----------------    ---------------    ----------------    ---------------

OTHER INCOME (EXPENSE):
     Loss on sale of marketable securities                             -                  -              (1,241)                 -
     Interest Expense                                               (641)              (133)             (2,267)              (367)
     Interest Income                                                  10                 18                  30                 94
     Equity interest in loss of investee                             (28)                 -                (220                  -
     Other expense                                                     -               (350)                  -               (350)
                                                         ---------------     ---------------    ----------------    ---------------
                  Total other expense, net                                             (465)                                  (623)
                                                         ----------------    ---------------    ----------------    ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               (2,651)            (2,382)             (8,342)            (6,628)
                                                         ----------------    ---------------    ----------------    ---------------

     INCOME TAXES                                                      4                  -                  47                  -
                                                         ----------------    ---------------    ----------------    ---------------
     LOSS FROM CONTINUING OPERATIONS                              (2.655)            (2,382)             (8,389)            (6,628)

DISCONTINUED OPERATIONS
     (Loss) gain from discontinued operations                          -                 (8)                  -                 59
                                                         ----------------    ---------------    ----------------    ---------------
NET LOSS                                               $          (2,655)  $         (2,390)  $          (8,389)  $         (6,569)
                                                         ================    ===============    ================    ===============

NET LOSS PER SHARE:
     Continued                                         $           (0.08)  $          (0.14)  $           (0.33)  $          (0.40)
     Discontinued                                                      -                  -                   -                  -
                                                         ----------------    ---------------    ----------------    ---------------
NET LOSS PER SHARE - basic and diluted                 $           (0.08)  $          (0.14)  $           (0.34)  $          (0.40)
                                                         ================    ===============    ================    ===============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
     -basic and diluted                                       31,681,969         16,868,000          25,020,522         16,550,000
                                                         ================    ===============    ================    ===============

OTHER COMPREHENSIVE LOSS:
     Net loss                                         $           (2,655)  $         (2,390)  $          (8,389)  $         (6,569)
     Reversal of unrealized loss (loss) on
     available-for-sale- securities                                 (67)                (38)                 846            (2,007)
                                                         ----------------    ---------------    ----------------    ---------------
COMPREHENSIVE LOSS                                    $          (2,722)   $         (2,428)  $          (7,543)  $         (8,576)
                                                         ================    ===============    ================    ===============


                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                (formerly Tekinsight.com, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                              Nine Months Ended
                                                                                           March 31,      March 31,
                                                                                            2002           2001
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $      (8,389)  $   (6,569)
                                                                                         ------------    ---------
       Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                          1,934        1,796
        Amortization of capitalized software costs                                               162            -
        Amortization of deferred finance costs                                                   160            -
        Equity interest in loss of investee                                                      220            -
        Loss on sale of marketable securities                                                  1,241            -
        Beneficial conversion feature of short-term notes                                        763            -
        Amortization of debt discount on short-term notes                                        591            -
        Reserve for valuation of note receivable                                                   -          300
        Other non-cash asset write-off                                                             -           50

     Changes in operating assets and liabilities:
        Accounts receivable                                                                    2,615      (1,113)
        Inventories                                                                              679            -
        Deferred expenses on long-term contracts                                               (347)            -
        Prepaid expenses and other current assets                                                142        (368)
        Deposits and other assets                                                              (174)          123
        Accounts payable                                                                         151        1,672
        Deferred revenue                                                                         614           34
        Accrued contract losses                                                              (3,097)            -
        Audit assessment                                                                          51            -
        Accrued expenses                                                                       (472)        (829)
                                                                                         ------------    ---------
             Total adjustments                                                                 6,233        1,665
                                                                                         ------------    ---------
        NET CASH USED IN OPERATING ACTIVITIES                                                (2,156)      (4,904)
                                                                                         ------------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                     -        1,313
     Cash proceeds from sale of securities                                                       362            -
     Cash disbursements for the purchase of securities                                             -         (30)
     Capital expenditures                                                                      (118)        (335)
     Investment in subsidiary                                                                      -        (456)
     Capitalized software costs                                                                    -        (330)
                                                                                         ------------    ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                                244          162
                                                                                         ------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments under bank line of credit                                                  (770)      (1,369)
     Cash proceeds from exercise of stock options                                                131            -
     Issue convertible notes payable                                                           1,563            -
     Issuance of common stock, net of expenses                                                 1,607          890
     Issuance of subsidiary securities, net of expenses                                            -        2,851
                                                                                         ------------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,531        3,372
                                                                                         ------------    ---------
NET INCREASE (DECREASE) IN CASH                                                                  619      (2,370)

CASH AT BEGINNING OF YEAR                                                                      1,309        3,961
                                                                                         ------------    ---------
                                                                                                         ---------

CASH AT END OF PERIOD                                                                 $        1,928  $     1,591
                                                                                         ============    =========


                 See notes to consolidated financial statements.

                           DYNTEK, INC. & SUBSIDIARIES
                (formerly Tekinsight.com, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)


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

On December 27, 2001 the Company completed the merger between DynCorp Management Resources ("DMR"), and subsequently changed its name from Tekinsight.com, Inc. to DynTek, Inc. See Note 3. The accompanying financial statements have not been reviewed by the Company's independent accountants pending completion and issuance of the auditors' report of the DMR financial statements for the year ended December 27, 2001 by Arthur Andersen, LLP. The Company has recorded accrued contract losses of $ 6,300,000 at December 31, 2001 with a corresponding increase in goodwill representing the Company's estimate of additional losses on contracts existing upon the acquisition of DMR. Such estimate is subject to adjustment pending completion of the aforementioned audit and such adjustment could have a material effect on the Company's March 31, 2002 financial statements.

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

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Early adoption of FAS 142 is permitted. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) with for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS 142 as of July 1, 2001. At March 31, 2002, the Company evaluated goodwill of $53,399,000 and intangible assets of $10,326,000, which represents acquired customer lists and purchased software. The Company's appraiser used both the expected future discounted cash flow method and the market approach to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company determined that there was no impairment of the assets. The impact of adopting FAS 142 was to reduce amortization of goodwill and, consequently, the loss by $607,000, or $.03 per share, for the quarter ended March 31, 2002, and $822,000, or $ .04 per share, for the nine months ended March 31, 2002.

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

In addition, during the five-year period following the consummation of the merger, DynCorp may receive additional merger consideration if and whenever the Company issues or sells any shares of the Class A Common Stock pursuant to the exercise or conversion of any option, warrant or similar security outstanding at the time of the merger (excluding up to 2,000,000 shares issuable to the employees upon exercise of options granted under the TekInsight 1992 Employee Stock Option Plan and excluding shares of Common Stock issuable upon conversion of the Series A Preferred Stock used to calculate the initial merger consideration), if any such shares are issued or sold at a price that is less than the then fair market value of a share of Class A Common Stock. If such triggering shares are issued or sold, then the Company will issue to DynCorp, for no additional consideration, a number of shares of Class B Common Stock whose value equals 40% of the difference between such triggering shares' fair market value and the price at which they were issued. As of May 15, 2002, an aggregate of 5,050 shares of Class B Common Stock were due as a result of a stock option exercise.

In connection with this acquisition, the Company assumed numerous ongoing customer relationships, representing the majority of its revenues. In the acquisition, the Company recorded $47,033,000 in total goodwill and intangible assets allocated as follows: $44,933,000 in goodwill, which will be tested for impairment of value on a periodic basis, and $2,100,000 in capitalized customer contracts amortized over 7 years. The values of intangible assets recorded were derived from the discounted future derivation of free cash flows methodology, performed by an independent appraiser. The amortization periods were based on the customer and company relationship history, and the contract term and projected gross margin throughout the contract life. The value of the intangibles will continue to be reviewed for impairment quarterly by the derivation of free cash flows method and any valuation differences will be booked accordingly. Property and equipment were evaluated for adjustments to fair value, and generally were recorded at the net book values from the prior company, which were considered to approximate fair value.

During the quarter ended March 31, 2002, the Company adjusted the assets purchased to reflect additional information available following the merger. Such adjustments, primarily comprised of a decrease in assumed liabilities, resulted in a decrease in goodwill, recorded in the transaction, of $225,000.

A summary of the business assets acquired is as follows:

     (Amounts in thousands)

     Consideration paid:
     Stock issued                                          $          40,341
     Acquisition costs                                                   990
     Liabilities assumed                                              14,542
                                                             ----------------
     Total consideration                                   $          55,873
                                                             ----------------

     Assets acquired:
     Accounts receivable, net                                          7,388
     Prepaid expenses, deposits and other assets                          29
     Property and equipment                                            1,423
     Customer list                                                     2,100
     Goodwill                                                         44,933
                                                             ----------------
     Fair value of assets acquired                         $          55,873
                                                             ----------------

The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisition had been consummated as of July 1, 2000:

(in thousands, except per share data)

                                             Three months ended March 31,         Nine months ended March 31,
                                                2002                2001             2002              2001
                                                ----                ----             ----              ----

Revenue                                 $            28,115  $        19,461  $         79,467   $        51,437
                                          ------------------   ---------------  ---------------   ---------------
Net loss                                $           (2,651)  $        (2,375) $        (21,916)  $        (7,855)
                                          ------------------   ---------------  ---------------   ---------------
Net loss per share                      $            (0.08)  $         (0.14) $          (0.86)  $         (0.47)
Weighted average shares outstanding              31,681,969       16,868,000        25,020,522        16,550,000
                                          ------------------   ---------------  ---------------   ---------------


4.       Restricted Cash

At March 31, 2002, cash of $ 1,781,000 was received in connection with hardware and software maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements.

5.       Credit Facility

The Foothill Agreement provides for a revolving line of credit not to exceed $15,000,000. The loan is secured by substantially all of the assets of the Company. The available line of credit at March 31, 2002, according to the collateral formula, was approximately $ 8,351,000 of which $ 1,733,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (4.75% at March 31, 2002) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under terms similar to the current agreement.

In connection with the Foothill Agreement extension amendment, DynTek Services is required to maintain certain financial covenants, based upon defined EBITDA, tangible net worth and interest coverage ratio of the subsidiary. Pursuant to the March 31, 2002 amendment, DynTek Services was not in compliance with the covenants as of March 31, 2002. In connection with Foothill's consent for the merger with DMR, the Company agreed to raise an additional $3 million of capital investment within 30 days of the consummation of the merger. The total required funds had not been raised as of March 31, 2002. The Company has received a waiver from Foothill for non-compliance with the covenants and failure to obtain the additional capital investment.

6.       Marketable Securities

Marketable securities have been classified as available for sale securities at March 31, 2002 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. During the nine months ended March 31, 2002, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. At March 31, 2002, the accumulated other comprehensive unrealized loss on securities was $108,000.

7.       Commitments, Contingencies, and Other Agreements

During September 2001, the Company entered into two service agreements with Exodus Communications, Inc. ("Exodus"), in connection with the discontinuation of the operations of Exodus's wholly owned subsidiary. Under one of the agreements, the Company collected accounts receivable on behalf of the Exodus subsidiary on a collection fee basis. The second agreement provided for the Company to maintain the ongoing operations of the Exodus subsidiary, with a contingent fee being earned upon the collection of receivables generated from the Company's providing services to existing customers under the current terms of their agreements. On September 28, 2001, the Company entered into a non-binding letter of intent with Exodus to purchase certain assets of the business, including an assignment to the Company of the Exodus subsidiary's contracts with its existing customers. An asset purchase agreement, containing the terms of the letter of intent, was submitted to the bankruptcy court for approval of the purchase. On February 6, 2002, the court approved the purchase agreement. Upon execution of the agreement, the Company will become obligated to remit the purchase price of $175,000.

In a matter relating to a prior business of the Company that was divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 26, 2000, the California Court of Appeals upheld the Demand. Following the Court of Appeals decision in January 2000, a demand for payment has not been made. The Company has provided a reserve for the principal amount of $1,340,000 plus $503,000 in accrued interest, or $1,843,000 in total as of March 31, 2002.

In connection with a merger, the Company assumed the liability for a judgment that was entered against the prior company on July 28, 2000. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. Accruals for this contingency have been established in an aggregate amount of approximately $700,000. The Company is awaiting negotiations with the plaintiff regarding settlement terms, during which time collection efforts have not commenced.

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

In July 2000, the Company was named as a nominal defendant in a stockholder's derivative action brought on behalf of the Company against four of its directors (Miletich v. Bookmeier, et al, Case No. 114972, Supreme Court of New York, New York County). The Company is vigorously defending this suit and is also in settlement discussions. A draft settlement agreement has been reached, subject to approval by the parties.

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

8.       Short-Term Notes Payable

On September 27, 2001 and November 1, 2001, the Company issued $1,807,000 aggregate principal of convertible notes. $750,000 principal of such notes bear interest at 12% per annum during a term of 180 days and $1,057,500 principal of such notes bear interest at 8% per annum for a term of 90 days. Outstanding principal and accrued interest of the notes becomes due on maturity. During the quarter ended March 31, 2002, the holders of the 8% notes, in the principal amount of $1,057,500 plus accrued interest of $31,725, agreed to convert into 726,150 shares of Class A common stock. The 12% notes, in the principal amount of $750,000 plus interest of $23,833, was partially repaid, in the amount of $300,000, and a subscription to convert the remaining balance of $473,833 into 315,889 Units, with each Unit consisting of one share of the Company's Class A Common Stock and one Class A Common Stock purchase warrant was received. Each warrant entitles the holder to purchase one-half share of Class A Common Stock at a price of $1.50 per share. Acceptance of this subscription and the related stock issuance of 315,889 shares were not completed as of March 31, 2002. The Company will issue an aggregate amount of 1,042,039 shares of Class A common stock for the conversion of the notes.

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

Since the Company granted conversion rights to the investors at prices below the quoted market prices for the stock, the Company has recorded an expense, in the aggregate amount of $763,000, in connection with these notes. The Company has amortized a debt discount, in connection with these notes, in the aggregate amount of $591,000, which is included in interest expense.

9.       Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of March 31, 2002, 558,181 of such shares were converted into 1,395,452 shares of Class A common stock, with a remainder of 1,621,025 shares not yet converted.

In July 2001 holders of preferred stock issued by a subsidiary of the Company converted the 1,000,000 shares of preferred stock into 1,500,000 shares of the Company's Class A common stock. Such preferred stock shares were issued in September 2000 for an equity investment of $3,000,000.

As a result of the merger with DMR (below), the Company issued 18,336,663 shares of Class B common stock.

Pursuant to the terms of the DynTek 2001 Employee Stock Option Plan; on February 8, 2002, the Company granted to its employees options to purchase approximately 879,000 shares of its Class A common stock at the market price of $2.04 per share. Approximately 779,000 of such options are incentive stock options for a term of three years, and 100,000 of such options are non-qualified options for a period of five years. All of such options are subject to a two year vesting period.

In February 2002, the Company authorized the sale of up to $5,000,000 of Units, at a price of $1.50 per Unit, with each Unit consisting of one share of Class A common stock and one Class A common stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half share of Class A common stock at a purchase price of $1.50 per share. As of March 31, 2002, $1,607,000 of such Units had been sold, for which an aggregate amount of 1,071,375 shares of Class A common stock will be issued. The Company paid a finder a cash fee of ten percent (10%) of the proceeds from the sale of the Units.


10.      Long-term Contract Adjustment

As a part of the merger with DMR, the Company assumed operations under a contract with the Commonwealth of Virginia for the provision of non-emergency medical transportation services. The contract has been estimated to incur losses from operations, based upon direct costs, of approximately $7,744,000 during the period January 1, 2002 through June 30, 2003, the end of the contract period. The Company has recorded this estimated loss as a part of the liabilities assumed in the merger. During the quarter ended March 31, 2002, the Company offset losses from operations against this accrual in the amount of $2,321,000, so that costs are equivalent to revenues for the period, in the amount of $7,176,000.

11.      Business Segments

         DynTek's operations are organized along its product lines and include four segments - the management, transportation, human and network services segments. The following table provides selected pro-forma financial data for DynTek's business segments as if the merger had occurred July 1, 2001 (in thousands of dollars):

                                                                                     Reportable Business Segments
                                                                                ---------------- ----------------- -----------------
                                                     Management   Transportation         Human           Network
                                                      Services       Services          Services          Services           Total
                                                      --------       --------          --------          --------           -----

             Three months ended March 31, 2002
             Sales to external customers                 $ 323      $ 11,529          $ 2,197          $ 14,066          $ 28,115
             Research and development                        -             -                -                 -                 -
             Depreciation and amortization expense           -           337                4               333               674
             Operating Income (loss)                      (121)         (383)              344           (2,495)           (2,655)
             Net interest expense (income)                   -             -                -               641               641
             Total assets                                  191         5,547            1,466            74,806            81,819
             Capital expenditures, net disposals             -           286               18              (15)               289

             Nine months ended March 31, 2002

             Sales to external customers               $ 1,141      $ 34,861           $5,583           $37,881          $ 79,446
             Research and development                        -             -                -               492               492
             Depreciation and amortization expense           -           397               28             1,758             2,183
             Operating Income (loss)                      (209)      (14,472)              993           (8,925)          (22,076)
             Net interest expense (income)                   -             -                -             2,267             2,267
             Total assets                                  191         5,547            1,466            74,806            81,819
             Capital expenditures                            -           286               18                34               338




12.      Related-Party Transactions

On November 28, 2001 and December 15, 2001, the Company advanced $20,000 and $15,000, respectively, to its chief executive officer in exchange for notes receivable that do not bear interest. On December 15, 2001, the executive repaid $14,000 of such notes, and in April 2002 the remaining aggregate balance of $21,000 was repaid.

In March 2002, the Company paid a director $30,000 as a consulting fee for services rendered in connection with the merger with DMR. Such fee was remitted in the form of a $20,000 cash payment and a $10,000 application to the repayment of a note receivable from the director in that amount.

On December 24, 2001, the board approved a consulting fee payable beneficially to a director of the Company of $81,540, in connection with the transactions with Exodus Communications, Inc. At the Company's election, the payment may be made in cash or common stock. As of March 31, 2002, such payment had not been made, nor had the form of payment been ratified by the current board.

In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company provides infrastructure services to LaborSoft, on a fee-for-service basis, with monthly charges of approximately $25,000. As of March 31, 2002, the Company had outstanding receivables for such services in the total amount of $460,000, representing unpaid charges since April 2001. Due to the significant investment in LaborSoft, the Company has recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $320,000. Such losses have reduced the carrying value of its investment to $136,000 at March 31, 2002.

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



RESULTS OF OPERATIONS

The three months ended March 31, 2002 (the "2002 Three Month Period") as compared to the three months ended March 31, 2001 (the "2001 Three Month Period").

         Revenues for the 2002 Three Month Period increased to approximately $28,115,000 from approximately $12,728,000 for the 2001 Three Month Period, due to the December 27, 2001 merger of DynCorp Management Resources.

          Cost of revenues for the 2002 Three Month Period increased to approximately $24,395,000 from approximately $10,275,000 for the 2001 Three Month Period, due to the December 27, 2001 merger of DynCorp Management Resources (DMR). Cost of sales for DMR increased, as a percentage of sales, due to the increased operating costs related to the Virginia contract. Costs for this contract were equivalent to revenues during the period, of $7,176,000.

         Selling, general and administrative expenses for the 2002 Three Month Period increased to approximately $4,723,000 from approximately $3,093,000 for the 2001 Three Month Period. Of the increase, approximately $900,000 resulted from the DMR merger and approximately $400,000 is attributable to business development in new geographic areas.

         Product development expense for the 2002 Three Month Period decreased to approximately $100,000 from approximately $603,000 for the 2001 Three Month Period. The decrease is primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2002 Three Month Period increased to approximately $988,000 from approximately $674,000 for the 2001 Three Month Period. This increase is primarily attributable to the one time depreciation expense of $260,000 to reduce the life of the Dyncorp Management Resources computer equipment acquired December 27, 2001 from 5 years to 3 years.

          Interest income for the 2002 Three Month Period decreased to approximately $10,000 from approximately $18,000 for the 2001 Three Month Period. This decrease is attributable to a decrease in the amount of interest earned on interest bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits. Interest expense for the 2002 Three Month Period was approximately $642,000, as compared to $133,000 during the 2001 Three Month Period. This increased expense is a result of interest on the short-term convertible notes payable incurred during the 2002 Three Month Period, which includes the amortization of debt discount of $153,000.

          The Company has recognized its pro-rata portion of the losses incurred by an affiliate, LaborSoft, in the amount of $28,000 during the 2002 Three Month Period. Such losses have reduced the carrying, value of its investment in LaborSoft to $136,000 at March 31, 2002.

         The increase in net loss to $2,655,000 for the 2002 Three Month Period, as compared to a loss of $2,390,000 for the 2001 Three Month Period, is primarily due to interest on short term notes payable and to the lack of gross margin from the revenues derived from the Virginia contract.

The nine months ended March 31, 2002 (the "2002 Nine Month Period") as compared to the nine months ended March 31, 2001 (the "2001 Nine Month Period").

         Revenues for the 2002 Nine Month Period increased to approximately $51,931,000 from approximately $ 31,581,000 for the 2001 Nine Month Period. The increase is primarily due to the December 27, 2001 merger with Dyncorp Management Resources.

         Cost of revenues for the 2002 Nine Month Period increased to approximately $43,066,000 from approximately $24,906,000 for the 2001 Nine Month Period. The increase is primarily due to the December 27, 2001 merger with Dyncorp Management Resources.

         Selling, general and administrative expenses for the 2002 Nine Month Period increased to approximately $10,919,000 from approximately $8,779,000 for the 2001 Nine Month Period. The increase is primarily due to the December 27, 2001 merger with DynCorp Management Resources.

         Product development expense for the 2002 Nine Month Period decreased to approximately $492,000 from approximately $2,107,000 for the 2001 Nine Month Period. The decrease is primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2002 Nine Month Period increased to approximately $2,099,000 from approximately $1,794,000 for the 2001 Nine Month Period. This increase is primarily attributable to the one time depreciation expense of $260,000 to reduce the life of the Dyncorp Management Resources computer equipment acquired December 27, 2001 from 5 years to 3 years.

          Interest income for the 2002 Nine Month Period decreased to approximately $30,000 from approximately $94,000 for the 2001 Nine Month Period. This decrease is attributable to a decrease in the amount of interest earned on interest-bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits.

Interest expense for the 2002 Nine Month Period was approximately $2,267,000, as compared to $367,000 during the 2001 Nine Month Period. This increase in interest expense is a result of interest on short term notes payable, which includes non-cash charges for the beneficial conversion feature ($763,000) and the amortization of debt discount ($476,000).

         During the quarter ended December 31, 2001, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company has recognized its pro-rata portion of the losses incurred by an affiliate, in the amount of $220,000 during the 2002 Nine Month Period.

         The increase in net loss to $8,389,000 for the 2002 Nine Month Period, as compared to a loss of $6,569,000 for the 2001 Nine Month Period, is primarily due to loss on the sale of marketable securities and to interest expense associated with the short-term notes payable.

Liquidity and Capital Resources

         As of March 31, 2002 the Company had a working capital deficiency of approximately $14,074,000 compared to a working capital deficiency of $4,985,000 at June 30, 2001. This decrease in working capital is primarily due to acquisition of DMR during the 2001 Three Month Period. In connection with the merger, the Company recorded a net working capital deficiency of $7,125,000.

         On September 27, 2001 and November 1, 2001, the Company issued $1,807,000 aggregate principal of convertible notes. $750,000 principal of such notes bear interest at 12% per annum during a term of 180 days and $1,057,500 principal of such notes bear interest at 8% per annum for a term of 90 days. Outstanding principal and accrued interest of the notes becomes due on maturity. Of the total notes outstanding, $1,057,500 principal plus accrued interest of 8% notes is convertible into the Company's Class A common stock at a price of $1.50 per share at the maturity of the notes, and are currently convertible at the option of the Company. The remaining $750,000 principal plus interest of 12% notes is payable as follows: $200,000 on March 27, 2002 and $550,000 on April 30, 2002, or is convertible into the Company's Class A common stock at a price of $1.70 per share at the option of the holder. At this time, the Company is negotiating a conversion of all 12% notes to equity at a price of $1.50 share. At the maturity dates, an aggregate of $300,000 principal of such notes was repaid, and the balance of the notes are being converted into equity at the stipulated terms.

         The Company received subscriptions in the aggregate amount of $1,607,063 during the quarter ended March 31, 2002 to purchase Units, with each Unit consisting of one share of the Company's Class A Common Stock and one Class A Common Stock purchase warrant. Each warrant entitles the holder to purchase one-half share of Class A Common Stock at a price of $1.50 per share. Acceptance of subscriptions for $1,607,063 by the Company, and the related stock issuances due from these subscriptions in the aggregate amount of 1,071,375 shares, were not completed as of March 31, 2002. The company paid a finder a cash fee of ten percent (10%) of the proceeds from the sale of the Units.

         In addition, during the quarter ended March 31, 2002, the Company received a subscription to convert the remaining balance on a 12% promissory note issued by the Company on November 1, 2001, in the amount of $473,833. Acceptance of this subscription and the related stock issuance of 315,889 shares were not completed as of March 31, 2002.

         The Foothill Agreement provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at March 31, 2002, according to the collateral formula, was approximately $8,351,000 of which $ 1,733,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (4.75% at March 31, 2002) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under terms similar to the current agreement. The Company has received a waiver from Foothill for non-compliance with the covenant and failure to obtain the additional capital investment.

         In a matter relating to a prior business of the Company that was divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 26, 2000, the California Court of Appeals upheld the Demand. Following the Court of Appeals decision, a demand for payment has not been made. The Company has provided a reserve for the principal amount of $1,340,000 plus $486,000 in accrued interest, or $1,826,000 in total as of March 31, 2002.

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

         In connection with the merger with DMR, the Company assumed a contract with the Commonwealth of Virginia for non-emergency medical transportation services. The contract extends until June 30, 2003, with aggregate revenues of approximately $34 million remaining, following March 31, 2002. The contract is a fixed-fee agreement, with the Company providing complete transportation services, as stipulated, including the hiring of transportation providers. During the quarter ended March 31, 2002, the contract lost approximately $2.3 million. The Company is currently considering its options available regarding this contract. Negotiations are underway to revise certain reimbursement procedures, thereby reducing provider costs. The Company is also in discussions with the former shareholder of DMR for relief of a portion of the losses on this contract.

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

           The Company has had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from sales of stock and cash received in 1999 from the sale of discontinued operations. Additionally, the merger with DMR decreased tangible net worth by $5,979,000, which, combined with losses, resulted in a consolidated tangible net worth deficit of $10,703,000 at March 31, 2002. Management's current plans include the sale of up to $5,000,000 of common stock, currently in negotiation. In addition, the Company expects to collect $600,000 from the note receivable it holds. If additional funds are necessary, the Company would consider liquidating its marketable securities, reducing the scope of its operations, divesting of long-term contracts and seeking other forms of financing.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


As part of a Rule 506 of Regulation D private offering only to accredited investors of up to $5,000,000 principal of Units, which was made pursuant to and exempt from registration under the Securities Act of 1933, as amended, pursuant to 4(2) thereof, the Company received subscriptions in the aggregate amount of $1,607,063 during the quarter ended March 31, 2002 to purchase Units, with each Unit consisting of one share of the Company's Class A Common Stock and one Class A Common Stock purchase warrant. Each warrant entitles the holder to purchase one-half share of Class A Common Stock at a price of $1.50 per share. Acceptance of subscriptions for $1,607,063 by the Company, and the related stock issuances due from these subscriptions in the aggregate amount of 1,071,375 shares, were not completed as of March 31, 2002. The company paid a finder a cash fee of ten percent (10%) of the proceeds from the sale of the Units.

In addition, during the quarter ended March 31, 2002, the Company received a subscription to convert the remaining balance on a 12% promissory note issued by the Company on November 1, 2001, in the amount of $473,833. Acceptance of this subscription and the related stock issuance of 315,889 shares were not completed as of March 31, 2002.

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

ITEM 5. OTHER INFORMATION

The Company has filed this report prior to the completion of the review of quarterly financial information by their independent auditor. The review will be completed as soon as possible after filing this report, any material change to the quarterly financial information necessitated by the completion of such review will be promptly reported by means of an amendment to this report.

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

                                                     Date: May 20, 2002