Form 10-K
period 2002-06-30
DYNTEK INC
filed 2002-10-15
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of September 30, 2002 was approximately $22,432,463.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of September 30, 2002 was 35,421,733.

Documents incorporated by reference: None

                                     PART I


ITEM 1.       BUSINESS


GENERAL

     DynTek, Inc. is a professional services firm specializing in information technology solutions and business process outsource services for state and local government agencies. We operate our business through our sole active subsidiary, DynTek Services, Inc. Depending upon the context, the term DynTek, or "we", refers to either DynTek alone, or DynTek and its subsidiary.

     We provide information technology support services and enabling technologies to state and local government customers, which are used to increase efficiency in operations and improve access to government functions. We offer comprehensive information technology services for such customers including consulting, infrastructure planning and deployment, information technology application development, legacy systems integration, information technology system support and, following the merger with DynCorp Management Services (DMR) in December 2001, business process outsourcing services for state government agencies.

     On April 25, 2001, we entered into an Agreement and Plan of Merger, and an Agreement and Plan of Reorganization (the "Plan of Reorganization") each with DMR, Newport Acquisition Corp. and DynCorp. The Reorganization Agreement was subsequently amended four times. On December 27, 2001, we entered into a Fourth Amendment to the Agreement and Plan of Merger with DynTek, Newport Acquisition Corp., TekInsight Services, Inc., DynCorp and DMR. Pursuant to the Reorganization Agreement, as amended, DMR was merged with and into TekInsight Services, Inc. and renamed DynTek Services, Inc. The initial merger consideration delivered to DynCorp consisted of 18,336,663 shares of DynTek Class B common stock, subject to additional shares of Class B common stock being issued to DynCorp as additional merger consideration under the terms of the Reorganization Agreement.

     On August 20, 2002, we entered into a Stock Purchase and Settlement Agreement (the "Settlement Agreement") with DynCorp, pursuant to which disputes, including those resulting from the December 2001 merger with DMR were settled. As a part of the Settlement Agreement, we repurchased a portion of the DynTek Class B common stock from DynCorp and the remaining Class B common stock held by DynCorp (constituting the balance of all outstanding Class B common stock) were converted by DynCorp to DynTek Class A common stock.

     The  following  wholly owned  subsidiaries  have  discontinued  operations:
Physicians Support Services, Inc., a California corporation; Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc.; and USC-Michigan, Inc., a Michigan corporation; PCS, Inc.-West, a Michigan Corporation and BugSolver.com, Inc., a Delaware corporation.


INDUSTRY OVERVIEW


         Government agencies are undergoing a rapid transformation in how they manage their data and serve their citizenry. This transformation is driven by the broadening impact of the Internet, the increasing need for real-time information, regulatory changes, the speed and complexity of technology and operating system advancements. State and local government agencies are undergoing the most rapid changes, since this is where individuals have most of their interaction with the public sector. According to the Gartner Group, Inc. "Trends in U.S. State and Local Governments Market Trends" report, published in March 2002, state and local government information technology, or IT, spending is forecast to increase over the next four years at a rate of 8 percent annually, from approximately $44 billion in 2000, to reach over $56 billion by 2005.

         Fiscal and service delivery pressures have led state and local governments increasingly to seek outside, non-governmental business partners who can assume and ensure the delivery of high quality services at less cost and greater quality than traditional government service offerings. State and local government agencies are also finding that certain business processes can be better operated and managed by private sector companies. For example, state and local government agencies providing child support services have been significantly impacted by growing caseloads and additional federal regulation. State agencies providing non-emergency Medicaid transportation are increasingly outsourcing these efforts.

         Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology and business process outsourcing programs. We believe that this reliance will continue to intensify in many government agencies due to the difficulties faced in recruiting and retaining highly skilled professionals in a competitive labor market for persons with specialized expertise. We believe that government agencies will increasingly outsource programs as a means of simplifying the implementation and management of government services.

             We believe that the markets we serve now demand a comprehensive business solution from service providers, grounded in specific and relevant business knowledge and proven experience, rather than simply the provision of limited or generic services or offering only technology-specific solutions. We offer comprehensive solutions to address the needs of our markets. We engage in large-scale systems development projects involving full-service solutions that combine hardware, legacy systems integration, systems engineering and systems support operations. We integrate data with services to provide efficient and low-cost business processes.

CURRENT OPERATIONS

Information Technology Services

         We provide a range of specialized information technology, or IT, infrastructure services: system architectural design, network security services, legacy systems integration, network engineering, applications development, help desk support and operational support. In conjunction with these service offerings, we also sell hardware and software to our customers. Operations are distributed primarily among seven states; California, Florida, Louisiana, Massachusetts, Michigan, Texas, and New York, with employees situated in locations that are convenient to client sites.

         Services are contracted primarily through Indefinite Delivery-Indefinite Quantity-type, or IDIQ, contracts that may be awarded by a state or local government agency to more than a single vendor. After the government sponsor awards the contract to multiple vendors, DynTek may then compete with other companies identified in the multiple IDIQ contracts for individual orders issued under the contract from time to time by the government customer. Government contracts for IT infrastructure services awarded specifically to us alone are generally short-term task orders granted under multi-project contract vehicles. The scope of services provided to any given customer can vary, according to project size and the internal client IT resources available. While the majority of our IT infrastructure services revenues are derived from specific projects, as contracted, we also derive revenues from ongoing customer relationships which generate a considerable number of recurring engagements. Hardware and software maintenance agreements provide a significant portion of the service revenues. Such services are provided through a combination of in-house technicians, as well as subcontractor third-party suppliers of the services.

         We offer states, municipalities and government agencies products for designing and implementing custom Internet presences utilizing a proprietary suite of customizable software modules, called ePluribus. Each module can provide a different online service which can interface with existing customer websites and can be integrated into existing customer databases. The ePluribus products and related services currently being used enable governments to process transactions such as tax payments, violation payments, licensing renewals and public recreation scheduling.

Business Process Outsourcing

         As a part of the DMR business acquired in December 2001, DynTek has contracted to be responsible for outsourced program operations for state government agencies in several areas. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above.

         One of our focus areas is serving as a broker, on behalf of the governmental "primary" contracting entity, for the arrangement of non-emergency medical transportation for eligible Medicaid, general relief and welfare recipients. Under these contracts, DynTek may assume the responsibility for some, or all, of the following functions: educate recipients about transportation services available, establish a network of transportation providers, verify individual Medicaid eligibility and medical necessity, set up call center and serve as the central point of contact with recipients, authorize transportation and schedule trips, contract with and pay transportation providers and track costs and services and report results to the contracting agency.

         Another area of focus is performance of privatized child support enforcement services, pursuant to which DynTek assumes responsibility for the determination and location of legally established paternity and support obligations, enforcement of court or administrative orders for such obligations, location of absent responsible parents or other persons obligated for such payments and location of relevant assets which may be used for satisfaction of such obligations.

         In addition to direct business process outsourcing, DynTek also provides consulting expertise to state and local governments interested in designing and evaluating outsourced operations. Our business process outsourcing customers have included various governmental departments in the states of Connecticut, Arkansas, Virginia, Illinois, North Carolina, Kansas and Nebraska.

         Following the acquisition of the DMR business in December 2001, we now provide business process outsourcing services which are accounted for as a separate segment. For a presentation of financial information with respect to our two business segments for the year ended June 30, 2002, see Note 17 in Item
8. We have not restated the corresponding items of segment information for earlier periods, as we did not conduct business outsourcing services prior to December 2001.

CUSTOMERS

         Our customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. Among the information technology customers, the State of New York and its agencies comprised approximately 21% of our revenues for the fiscal year ended June 30, 2002 and approximately 30% of revenues for the fiscal year ended June 30, 2001. We sell products and services to the State of New York and its agencies as an authorized vendor to provide system peripheral equipment to New York state agencies. The Company is also an authorized reseller of Novell, Nortel Systems and Cisco products and software to the State of New York. The State of Louisiana and its agencies accounted for approximately 7% of our revenues for the fiscal year ended June 30, 2002 and approximately 13% of revenues for the fiscal year ended June 30, 2001. Louisiana awarded a renewable one-year contract in July 1996 to provide network service, help desk support and maintenance support to multiple state agencies. The contract expired in June 2001 and the State provided temporary extensions until August 30, 2002, when the contract was awarded to another company.

         Among our business process outsourcing customers, the Commonwealth of Virginia Non Emergency Transportation (VA NET) contract comprised approximately 24% of our revenues for the six months (period under management) ended June 30, 2002. We did not have revenues under the VA NET contract in the prior fiscal year ended June 30, 2001, since the contract was not under our management during that period. It is expected that, during the period January 1, 2002 through June 30, 2003, the VA NET contract will generate revenues of approximately $41 million. This contract may include options for renewal, based upon mutual consent of the parties and the consent of our principal lender, Foothill Capital, for up to four successive one-year periods. The contract provides for services to be delivered on a fixed-fee basis. The State of Connecticut Non Emergency Transportation contract comprised approximately 12% ofour revenues for the six months (period under management) ended June 30, 2002.

         The VA Net contract also requires a performance bond in order to qualify as the service provider. Currently DynCorp is providing the bond; however, its obligation to do so expires in December 2002, at which time we will be required to replace the bond. If we are unable to replace the bond and DynCorp is unwilling to continue to provide it, we could be deemed to be in default under the terms of the contract.

         No other single customer or state accounted for more than 10% of our revenue during fiscal 2002. Generally, our products and services are purchased by individual state agencies issuing their own purchase orders under master contract agreements between DynTek and the State through which the agency gets the authority to issue a valid purchase order.

SALES AND MARKETING

         Our sales and marketing objective is to develop relationships with clients that result in both repeat and long-term engagements. We use an internal sales force in conjunction with partnership alliances with our vendors. Our sales team derives leads through industry networking, referrals from existing clients, government agencies' requests for proposals, or RFP's, strategic partnerships with third party vendors under which we jointly bid and perform certain engagements, and sales and marketing activities directed to specific customers.

         In addition to the use of our sales team, outsource services contracts are secured through open competitions conducted by states and municipalities. We receive and review numerous RFPs, from governmental entities for the provision of services and identify those that are suitable for responsive bid. In government contract award procedures, following proposal submission, contracts are often awarded based on subsequent negotiations with the bidder offering the most attractive proposal, price and other contracting factors. In certain cases low price may be the determining factor, while in others price may be secondary when compared with the quality of technical skills or management approach.

         We employ a team selling approach for marketing our offerings to each customer. Our subject matter experts collaborate with our service delivery professionals to identify a comprehensive service and product offering mix that meets customer needs. As a result of our particular mix of service offerings, we believe that we have the ability to penetrate markets quickly with sales of an array of different products and services and lower our per customer sales acquisition costs as a result of each customer having the availability of many products and services from which to choose.

BACKLOG

         Our backlog represents an estimate of the remaining future revenues from existing firm contracts, which are principally for the provision of services. Our backlog estimate includes revenues expected under the current terms of executed contracts and does not assume any contract renewals or extensions, however, our backlog estimate may vary from the revenues actually realized because services provided under each included contract fluctuates from period to period based on services usage criteria set forth in each contract.

         Our information technology contracts typically are funded incrementally and are specific-task driven, with the exception of our annual maintenance and help desk support contracts. Therefore, our firm backlog at any point in time only represents a small portion of the projected aggregate value of our contracts. Our backlog only becomes firm as work progresses throughout the term of a contract, as specific orders under the contract are placed. Our backlog is typically subject to large variations from quarter to quarter. As a result, we do not consider order backlog a significant indicator of our future information technology services revenue.

         Our outsource services contracts firm backlog, calculated based upon the criterion identified above, is approximately $100 million as of June 30, 2002, realizable primarily over the next 24 months. We did not assume responsibility for these contracts until December 27, 2001, so comparable data as of June 30, 2001 is not available.

VENDORS

      In connection with the rendering of our information technology services and products, we purchase microcomputers and related products directly from manufacturers and indirectly through distributors such as Gates Arrow, Tech Data and Ingram Micro Corporation. In general, we are authorized by a manufacturer to sell their products, whether the products are purchased from distributors or directly from manufacturers. We are an authorized reseller for microcomputers, workstations, and related products of over 50 manufacturers. Our sales of products manufactured by Compaq, Cisco and Novell accounted for approximately 49% of our product revenues in the information technologies segment during the last fiscal year (18% of total revenue during the last fiscal year). Typically, vendor agreements provide that we have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of our relationship with a major manufacturer could have a material adverse effect on our business as certain product offerings that are requested by customers would not be available to us.



COMPETITION


         The information technology and business process outsourcing markets are highly competitive and are served by numerous national and local firms. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems and service groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies.

             We believe that the principal competitive factors in our industry include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results on a fixed price or transaction basis as well as a time and materials basis. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of software used by potential clients, the price at which others offer comparable services, the ability of our clients to perform the services themselves, and the extent of our competitors' responsiveness to client needs. We anticipate that our experience, reputation, industry focus and broad range of services provide significant competitive advantages which we expect will enable us to compete effectively in our markets.

FUTURE STRATEGY

         Our strategy is to continue to grow by capitalizing on our core competencies in the information technologies and outsourced services markets. Our strategies for obtaining this objective include:

         Increased Market Penetration. We intend to capitalize on our long-term relationships with government clients and our reputation within the government market to cross-sell our full range of services to our existing client base and to expand into organizations for which we have not already performed services. We intend to pursue these opportunities through a continued active sales and marketing effort and by continuing to promote the success stories stemming from our aggressive application of successful solutions. We also intend to leverage our relationships with our technology providers and their sales resources to obtain new government clients.

         Continue to Develop Complementary Services. We intend to continue broadening our range of services in order to respond to the evolving needs of our clients and to provide additional cross-selling opportunities. We intend to continue to internally develop innovative consulting practices, technologies, and methodologies that are required by government entities in order to effectively deliver public services.

         Recruit Highly Skilled Professionals. We intend to hire and retain outstanding professionals, provide incentives to achieve corporate goals and maintain a culture that fosters innovation. We will continue to emphasize professional development and training of our employees. We will maintain an active internal communications program to promote a team culture and foster high employee morale. We will also continue to emphasize our corporate technology infrastructure to facilitate the sharing of knowledge among our employees.

         Pursue Strategic Acquisitions. We plan to broaden our capabilities and client base and extend our geographic presence in state and local government markets by acquiring select businesses. Acquired businesses will perform similar technical work for organizations outside our current client base, will support solution sets that are consistent with and extend our web-enabling strategy, or will be located in geographic areas strategic to significant state and local governments and programs.


INTELLECTUAL PROPERTY RIGHTS


         Our success is dependent, in part, upon our proprietary processes, components and other intellectual property rights. We do not have any patents or patent applications pending. We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees and our contractors and limit access to and distribution of our proprietary information. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

                 A portion of our business involves the development of software applications for specific client engagements. Although ownership of client-specific software is generally retained by the client, we retain some rights to the applications, processes and intellectual property developed in connection with client engagements.

HUMAN RESOURCES

         As of June 30, 2002, DynTek and its subsidiaries had 395 employees. We also employ 78 contract consultants for technical support. The Company also employs, through two subcontractor agreements, approximately 80 customer service representatives. We believe that our relationships with our employees are good.


INSURANCE COVERAGE

         The Company maintains general liability insurance, which includes directors and officers liability coverage, and workers compensation and professional liability insurance in amounts deemed adequate by the Board of Directors.

ITEM 2.       PROPERTIES

         DynTek's corporate headquarters is located in Irvine, California, in a leased facility consisting of approximately 6,500 square feet of office space rented under a lease expiring in October 2005. There is an administrative office located in Farmington Hills, Michigan, in a leased facility consisting of approximately 11,500 square feet of office space, 4,300 square feet of which has been sublet to another tenant. This lease expires in November 2002. A technical facility is also located in Farmington Hills, Michigan with approximately 7,000 square feet rented under a lease expiring in March 2003. We believe that we will be able to renew both leases that expire within the next six months on commercially reasonable terms or that if we are unable to renew them, suitable replacement space would be available on commercially reasonable terms.

         We also lease 5 separate direct sales offices and 18 other commercial facilities containing an aggregate of approximately 82,000 square feet under leases with terms ranging from month-to-month to five years. Such facilities are used in connection with the provision of various services to our customers. None of these properties is unique, all are expected to continue to be utilized in the operation of our business and they are believed to be adequate for the present needs of the business.




ITEM 3.       LEGAL PROCEEDINGS


MILETICH DERIVATIVE ACTION

         On July 10, 2000, we were named as a nominal defendant in a stockholder's derivative action brought in the Supreme Court of New York, New York County, on behalf of DynTek by Paul Miletich. On August 20, 2002, a final order approving settlement and dismissing action by Paul Miletich was filed in the New York County Clerk's Office. The settlement approved a stipulation that The Rubin Family Trust transfer to DynTek 300,000 shares of DynTek common stock and 125,000 shares of MedEmerg common stock, as full settlement of a guarantee provided by Mr. Rubin pertaining to a transaction with StyleSite Marketing. Additionally, the insurance underwriters for DynTek paid the Company $300,000 on behalf of the director defendants. DynTek reimbursed plaintiff's counsel for fees and expenses of $330,000, of which 20% was paid in MedEmerg common stock (approximately 80,000 shares). The shares of DynTek common stock received were retired and the remaining shares of MedEmerg common stock are being held as marketable securities. No gain or loss was recorded in connection with the settlement.

COMPUTER ASSOCIATES

         On January 29, 2002, DynTek was named as a third-party defendant in a matter initially between Computer Associates International, Inc. (CA) and the City of Boston (COB), in United States District Court, District of Massachusetts (Case Number 01-10566-EFH). CA had filed suit against COB alleging that COB breached a contract with CA, infringed on copyrights of CA, and engaged in tortious behavior in its dealings with CA. We were subsequently joined as a defendant because we were the authorized reseller for CA and supplied various CA software programs and services to COB on behalf of CA. To the extent that CA may have sustained damages, a demand for indemnification from us has been made by COB. The complaint demands relief from judgment in the amount of $600,000 plus other costs, which is the initial contract amount. CA has additionally commenced a claim against COB for breach of copyright and the balance due under a multi-phase purchase agreement. While a specific claim for damages has not been asserted, the total multi-phase contract was in an amount of approximately $2 million. Settlement discussions are currently undertaken by CA and COB. We believe that COB will not prevail with an indemnification claim against the Company and that the matter will be resolved between CA and COB through a mutual settlement. However, there is no assurance that the settlement will be reached or that indemnification claims will not be asserted against us.

OTHER MATTERS

           As a result of the merger with Data Systems, we assumed the liability for any potential enforcement action which could be taken against the Company by the Securities and Exchange Commission, or the SEC. The SEC staff has advised Data Systems orally that they would make no recommendation for any enforcement proceedings against Data Systems following its merger with DynTek Services.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an Annual Meeting of stockholders on August 20, 2002 to consider the election of directors and the ratification of the appointment by the Board of Directors of Grassi & Co., P.C. as independent accountants for the year ended June 30, 2002.

         The following four individuals were elected by the stockholders to serve as Class A directors for terms expiring at our 2003 Annual Meeting or until their successors are elected and qualified:



                                                   Votes Cast For                           Abstentions
                                             -----------------------------                  ------------
                                          Class A Common        Series A        Class A Common
Name                                          Stock            Preferred              Stock        Series A Preferred
----                                          -----            ----------        -------------     ------------------
Steven J. Ross                                12,235,833          1,556,273          107,552              5,368
James Linesch                                 12,235,833          1,556,273          107,552              5,368
Brian D. Bookmeier                            12,307,333          1,556,273           36,052              5,368
Michael W. Grieves                            12,307,333          1,556,273           36,052              5,368


         In addition, the following three individuals were nominated for re-election as Class B directors. Class B directors are elected by holders of our Class B common stock. However, immediately following our annual meeting, we entered into the Stock Purchase and Settlement Agreement with DynCorp, our sole Class B holder, pursuant to which we repurchased a portion of our Class B common stock and converted the remaining shares to Class A common stock. Accordingly, as stated below, no votes were cast in favor of the Class B directors.

                          Votes Cast For                            Abstained
David L. Reichardt             0                                 18,336,663
Marshall B. Mandell            0                                 18,336,663
Thomas R. Davies               0                                 18,336,663

         Following the Annual Meeting, the Board of Directors consisted of the four Class A directors named above. The Board then decreased the number of directors from seven to five, pursuant to the provisions of our by-laws, leaving one vacancy on the Board of Directors. Subsequently, the Board appointed Marshall Toplansky as the fifth Class A director to serve until our 2003 Annual Meeting, or until his successor is elected and qualified.

         At the Annual Meeting, the stockholders also ratified the appointment of Grassi & Co. as independent accountants for the year ended June 30, 2002 by the following vote: 12,262,186 shares of Class A Common Stock, 18,336,663 shares of Class B Common Stock, and 1,556,260 shares of Series A Preferred Stock were voted in favor, 75,299 shares of Class A Common Stock, 0 shares of Class B Common Stock, and 4,385 shares of Series A Preferred Stock were voted against, and 5,900 shares of Class A Common Stock, 0 shares of Class B Common Stock, and 546 shares of Preferred Stock were held in abstention.

                                     PART II


ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market for trading DynTek's our Common Stock and Class A Warrants is the Nasdaq Small Cap Market ("Nasdaq"), although our Common Stock and Class A Warrants are also traded on the Boston Stock Exchange.

PRICE RANGE OF OUTSTANDING COMMON STOCK

         On December 18, 1992, our Common Stock began trading on Nasdaq and has been quoted on Nasdaq at all times since that date.

         The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 2001 and 2002, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.


         FISCAL YEAR ENDED JUNE 30, 2001                                HIGH              LOW
                                                                        -----             ---
         First quarter ended September 30, 2000                         $2.81           $2.00
         Second quarter ended December 31, 2000                          1.84             .75
         Third quarter ended March 31, 2001                              1.69             .88
         Fourth quarter ended June 30, 2001                              2.70            1.71

         FISCAL YEAR ENDED JUNE 30, 2002                                HIGH              LOW
                                                                        -----             ---
         First quarter ended September 30, 2001                         $2.55           $1.53
         Second quarter ended December 31, 2001                          2.64            1.63
         Third quarter ended March 31, 2002                              2.44            1.86
         Fourth quarter ended June 30, 2002                              2.11            1.56

         FISCAL YEAR ENDED JUNE 30, 2003                                HIGH              LOW
                                                                        -----             ---
         First quarter ended September 30, 2002                         $1.90           $0.80

         On September 23, 2002, the last trade price for a share of Common Stock was $0.86, as reported on Nasdaq. We estimate that we have in excess of 300 beneficial holders of our Common Stock.


DIVIDEND POLICY

         We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future, but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations (including our credit agreement with Foothill Capital), and otherwise at the discretion of the Board of Directors and based upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

                                                                                            Number of securities
                                                                                           remaining available for
                                Number of securities to be       Weighted-average       future issuance under equity
                                  issued upon exercise of        exercise price of           compensation plans
                                   outstanding options,        outstanding options,         (excluding securities
        Plan category               warrants and rights         warrants and rights       reflected in column (a))
        -------------               -------------------         -------------------       ------------------------
                                            (a)                         (b)                          (c)
Equity compensation plans
   approved by security
   holders.................              3,421,996                     $1.81                      1,121,000

Equity compensation plans not
   approved by security
   holders.................              2,569,125                     $1.94                          0

              Total........              5,991,121                     $1.86                      1,121,000


RECENT SALES OF UNREGISTERED SECURITIES

         During the three years ended June 30, 2002, we issued the following securities in private offerings exempt from the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise noted, we relied on the general exemption provided under Section 4(2) thereof:

o During the fiscal year ended June 30, 2002, we issued 229,000 options to accredited investors for services rendered, at exercise prices between $2.00 and $2.28.

o In June 2002, we sold 2,431,332 shares of our Common Stock for $1.50 per share to accredited investors, and issued warrants to purchase 1,215,666 shares of our Common Stock for $1.50 per share. At June 30, 2002, 941,155 of the share certificates had been issued and during July 2002 the remaining 1,490,177 share certificates were issued. In connection with these sales, we paid to a related party a fee of $262,000.



o On November 1, 2001, we issued an aggregate of $1,057,000 in principal of short-term notes payable that bear interest at 12% per annum during a term of 90 days and an aggregate of $750,000 in principal of short-term notes payable that bear interest at 8% per annum during a term of 180 days. In connection with the acquisition of these notes, the investors received a warrant to acquire one-third of a share of Class A common stock for each dollar of note principal, bearing exercise prices of $1.50 and $1.70 per share and are exercisable for three years. These short-term notes payable and warrants were sold to accredited investors in reliance on the exemption from registration under the Securities Act, provided by Rule 506 of Regulation D of the Securities Act as a private offering transaction and are convertible to Class A common stock. During the quarter ended March 31, 2002, $300,000 of such notes was repaid and the balance of the principal and accrued interest was converted into 1,042,039 shares of the offering in June 2002, mentioned above. Of this amount, 355,372 shares were issued in June 2002 and 686,667 shares were issued in July 2002.

o In March 2001, we issued 2,718,550 shares of our common stock to accredited investors. The aggregate net proceeds of this offering were $2,718,550. These shares were sold in reliance on the exemption from registration under the Securities Act, provided by Rule 506 of Regulation D of the Securities Act as a private offering transaction. In connection with these sales, we paid to a related party a fee of 7% in cash.

o During the fiscal year ended June 30, 2001, we issued 121,500 options to accredited investors for services rendered, at exercise prices between $0.59 and $2.22.

o In September 2000, our subsidiary, BugSolver, issued 1,000,000 shares of preferred stock. The aggregate equity investment received for these shares was $3,000,000. For one year, the shares are convertible to 1,500,000 shares of our common stock. These shares were issued to accredited investors in reliance on the exemption from registration under the Securities Act, provided by Rule 506 of Regulation D of the Securities Act as a private offering transaction. In this connection, a finder's fee of $150,000 was paid to a related party, together with options to purchase 50,000 shares of BugSolver's common stock at $3.00 per share. In July 2001, the shares were converted into 1,500,000 shares of our Class A common stock, in accordance with the terms of the agreement.

o In September 2000, we issued 129,730 shares of our common stock to Amtech Associates, Inc., an accredited investor, in consideration for a finders fee/consultation services rendered to Data Systems in connection with the merger with Data Systems.

o On June 1, 2000, we granted 120,000 options to the Exigo Group and 100,000 options to Core Strategies, each an accredited investor, at $3.00 per share, as consideration for services rendered.

o On February 15, 2000, we issued two warrants exerciseable through February 15, 2005 to acquire an aggregate of 300,000 shares of our common stock at $4.0625 per share as a part of the compensation granted to Early Bird Capital, an accredited investor and an investment banking firm, in connection with a consulting agreement.

ITEM 6. SELECTED FINANCIAL DATA

         On August 14, 2000, we acquired the assets of Data Systems Network Corporation, causing an increase in the revenues and costs of the Company for the fiscal year ended June 30, 2001. On December 27, 2001, we acquired the assets of DynCorp Management Resources, Inc., causing an increase in the revenues and costs of the Company for the fiscal year ended June 30, 2002.

                                  DynTek, Inc.
                             Selected Financial Data
                              Years ended June 30,
                                   in (000's)

                                                    2002           2001         2000        1999          1998
                                                    ----           ----         ----        ----          ----
Operating revenues                            $               $   44,910       1,962        1,515    $     997
                                                 83,041
Loss from continuing operations                   (19,413)       (10,822)     (3,947)       (479)        (1,153)
Income loss from continuing operations per
share                                            (0.67)           (0.63)       (0.25)      (0.03)        (0.11)
Total assets                                                      33,997       12,525      16,488         9,913
                                                 80,519
Long term debt                                        -              -           -           18            664
Redeemable preferred stock                                           -           -            -           1,219
                                                 1,616
Dividends per share common stock                      -              -           -            -             -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result", "we expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for our services and products and the ability to attract future customers, the success of our business emphasis, the ability to finance operations, including the ability to maintain and extend the Foothill credit agreement when it becomes due and the ability to raise equity capital in the future, the ability to fulfill our obligations to third parties, including the ability to obtain performance bonds to support certain such contractual obligations, the ability to turn contract backlog into revenue and net income, the continuing desire of state and local governments to outsource to private contractors, the performance of governmental services, and the continuation of general economic and business conditions that are conducive to governmental outsourcing of service performance. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.



Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.


                                                                   Year Ended June 30,

                                                                          2002          2001          2000
                                                                          ----          ----          ----
         Product Sales                                                     37%          55%            -
         Service Sales                                                     63%          45%           100%

         Cost of Product Sales                                             84%          17%            -
         Cost of Service Sales                                             90%          25%           69%

         Gross profit                                                      11%          21%           31%

         Selling expense                                                   13%          19%            3%
         General & administrative                                          8%            9%           161%
         Application development costs                                      -            7%           14%


         Loss from operations                                             (23)%        (24)%         (166)%
         Interest income                                                    -            -            22%
         Total income (loss) from discontinued operations                   -            -             6%

         Net income/(loss)                                                (23)%        (24%)         (202)%
                                                                          =====        =====         ======


Fiscal years ended June 30, 2002 and June 30, 2001

         Revenues for the fiscal year ended June 30, 2002 increased to approximately $83,041,000 from approximately $44,910,000 during the prior year, or a 89% increase from the fiscal year ended June 30, 2001. These increases were primarily due to the December 27, 2001 merger with DynCorp Management Resources
(DMR). The revenue mix of product and services was 37% and 63%, respectively, for the 2002 fiscal year, as compared to 55% and 45%, respectively, for the 2001 fiscal year. This change in revenue mix is primarily due to the increased service revenues from business process outsourcing contracts.

         Cost of revenues for the fiscal year ended June 30, 2002 increased to approximately $73,964,000 from approximately $35,492,000 during the fiscal year ended June 30, 2001. The increase is primarily due to the December 27, 2001 merger with DMR. The cost of revenue percentage increased to 88% for the 2002 fiscal year from 79% during the 2001 fiscal year. Cost of sales increased, as a percentage of sales, primarily due to the increased operating costs related to the Virginia contract. During the 2002 fiscal year, the Virginia contract generated approximately $24 million, or 29%, of the total revenues with a gross margin loss of $2,383,000.

         Selling, general and administrative expenses increased to approximately $17,408,000 for the fiscal year ended June 30, 2002, from approximately $13,389,000 for the 2001 fiscal year period. The increase is primarily due to the December 27, 2001 merger with DynCorp Management Resources (DMR). As a percentage of total revenues, such costs decreased to 21% during fiscal 2002, from 28% in the prior fiscal year. Application development costs decreased to $325,000 during fiscal 2002, from $721,000 during the prior fiscal year. The Company is not developing new applications at this time, and is enhancing current applications on a task-order basis, with such costs charged to cost of sales.

         Options were issued for services rendered with a value of $325,000 during the fiscal year ended June 30, 2002, as compared to $721,000 during the prior fiscal year.

         Depreciation and amortization expense increased to approximately $2,934,000 for the fiscal year ended June 30, 2002, from approximately $2,747,000 for the 2001 fiscal year. The increase is primarily due to the December 27, 2001 merger with DMR, which resulted in increased amortization expense on intangible assets acquired. Such increase was offset by a decrease in goodwill amortization expense of $429,000 resulting from the adoption of FASB 142.

           Interest expense for the fiscal year ended June 30, 2002 was $2,582,000, as compared to $592,000 for the fiscal year ended June 30, 2001. The increase is due to higher levels of borrowing under the secured line of credit to support the working capital requirements of the expanded company following the merger with DMR. The increased expense is also a result of interest and finance costs on short-term convertible notes payable incurred during the fiscal year 2002, of $1,156,000. The increase in interest income from June 30, 2001of $112,000 to $294,000 at June 30, 2002 is due primarily to the accrued interest from the Private Label Cosmetics note receivable. Interest income was approximately $112,000 for the 2001 fiscal year.

         The loss on marketable securities increased to $1,241,000 from $480,000 the prior year. To increase available working capital, the sale of securities in an unfavorable market was necessary.

         The net loss of $19,413,000 for the fiscal year ended June 30, 2002 is primarily attributed to losses from operations including the business process outsourcing operations acquired in the merger with DMR, and to the expanded infrastructure required to support the larger business.

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

         Application development expense for the fiscal year ended June 30, 2001 increased to approximately $2,945,000 from approximately $276,000 for the prior fiscal year. The increase is due to the costs associated with the enhancements to the Company's ProductivIT product and the development costs for the Company's eGovernment modules. Previously, DynTek capitalized the ProductivIT costs during the developmental stage and, now that the product is being introduced to market, the costs are expensed when incurred.

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

Liquidity and Capital Resources

         As of June 30, 2002 the Company had a working capital deficiency of approximately $14 million compared to a working capital deficiency of $5 million at June 30, 2001. This decrease in working capital is primarily due to the acquisition of DMR during the 2002 fiscal year and to losses from operations.

         On September 27, 2001 and November 1, 2001, the Company issued $1,807,000 aggregate principal of short-term convertible notes. At the maturity dates, an aggregate of $300,000 principal of such notes was repaid. The balance of the notes, including accrued interest, of $1,563,000 were converted into the subscriptions as described below.

         The Company received subscriptions in the aggregate amount of $3,647,000 (inclusive of the conversion of short-term notes described above) during the quarter ended March 31, 2002 to purchase Units, with each Unit consisting of one share of the Company's Class A Common Stock and one Class A Common Stock purchase warrant. Each warrant entitles the holder to purchase one-half share of Class A Common Stock at a price of $1.50 per share. The company paid a finder a cash fee of ten percent (10%) of the proceeds from the sale of the Units.

         On May 23, 2002, a note receivable became due in the principal amount of $1,800,000 plus accrued interest. The Company had recorded a net realizable value of $1,500,000 for this receivable. Prior to the maturity date, the debtor re-negotiated the payment terms. Under the revised terms, the debtor paid the Company $600,000 and conveyed a promissory note for $1,292,000, payable in 48 monthly installments and bearing interest at 7.5% per annum. The note is secured by shares of the common stock of the debtor, which will be progressively released as collateral on a quarterly basis provided that the monthly payments are received on a timely basis.

         The Foothill Agreement provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at June 30, 2002, according to the collateral formula, was approximately $10,907,000 of which $6,232,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (4.75% at June 30, 2002) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under terms similar to the current agreement. The Company has received a waiver from Foothill, as of June 30, 2002, for non-compliance with the financial covenants. Company may not be in compliance with all of its covenants at September 30, 2002 and is in discussions with Foothill regarding the revision of certain covenants.

         In a matter relating to a prior business of the Company that was divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 26, 2000, the California Court of Appeals upheld the Demand. The Company has provided a reserve for the principal amount of $1,340,000 plus $521,000 in accrued interest, or $1,861,000 in total as of June 30, 2002. The California State Controller's Office has not taken legal action to obtain a judgment against the Company in order to collect this obligation.

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

         In connection with the merger with DMR, the Company assumed a contract with the Commonwealth of Virginia for non-emergency medical transportation services. The contract extends until June 30, 2003, with aggregate revenues of approximately $41 million remaining following the December 27, 2001 merger. The contract is a fixed-fee agreement, with the Company providing complete transportation services, as stipulated, including the hiring of transportation providers. Directly following the merger, estimated losses from this contract exceeded estimates prepared prior to the merger date. The Company's estimate of losses from the contract, prepared following the merger date, was approximately $7,383,000. In August 2002, the Company completed a negotiated settlement with DynCorp regarding this contract, whereby DynCorp reimbursed the Company for $5 million of the unanticipated operating expenses incurred to perform under the Contract. Such reimbursement has been applied to the estimate to complete the contract. The balance of the estimated losses to complete the contract, in the amount of $2,383,000, was recognized as a loss during the fiscal year ended June 30, 2002. Such losses have been accrued in the loss estimate, net of the reimbursement from DynCorp. The Commonwealth of Virginia has notified the Company of its intention to solicit bids for the renewal of the services award following June 30, 2002. The Company will submit a competitive bid; however, there is no assurance that such bid will be accepted as the provider of services in the future.

         At the time of the merger with DMR, the Company protested what it believed to be inadequate net working capital conveyed to them in relation to the Company's expectations based upon financial reports received for periods leading up to the merger date. As a result of discussions and negotiations with DynCorp, the parent company of DMR, DynCorp reimbursed DynTek $2,600,000 for excess accounts payable assumed in the merger. During the six months following the merger, the results of operations under the DMR contracts assumed were generally below profit expectations, primarily as a result of the losses from the Virginia contract described above. Primarily as a result of such losses, DynCorp agreed to sell back to the Company 8 million of the Class B shares issued in connection with the merger, at a price of $0.625 per share, which is considerably lower than the per share price established for the merger value of approximately $2.20, and below the market price of the shares at the time of the settlement. In connection with the buy-back of shares, DynCorp accepted a long-term note from DynTek as payment for the shares, in the amount of $5 million. The note provides for quarterly principal payments of $200,000, commencing in January 2004, and interest payments at a rate of 15%. Any unpaid balance of principal and accrued interest is due in January 2007. Additionally, the Company provided warrants for 7,500,000 shares of Class A common stock exercisable for three years at $4.00 per share.

         In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis common in the industry and can terminate services upon 30 day notification. These monthly charges are approximately $20,000/month. As of June 30, 2002, the Company had outstanding receivables for such services in the total amount of $502,000, representing unpaid charges since April 2001 and an allowance reserve of $200,000. Due to the significant investment in LaborSoft, the Company has recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $320,000. Such losses have reduced the carrying value of its investment to $136,000 at June 30, 2002.

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

           The Company has had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received in 1998 from the sale of discontinued operations and cash received from DynCorp in settlement of issues resulting from the DMR merger. As additional funds are necessary, the Company would consider reducing the scope of its operations, divesting of long-term contracts or business segments, or seeking other forms of financing. However, additional financing may not be available. If adequate funds are not available on acceptable terms, the Company may not be able to sustain ongoing operations or execute its business strategy. DynTek's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, however, the report by our independent auditors on our financial statements for the fiscal year ended June 30, 2002 raises substantial doubt as to our ability to continue as a going concern.

Recent Accounting Standards

         In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. The new rules require business combinations initiated after June 30, 2002 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2002 will not be amortized. Under SFAS 142, the Company discontinued the periodic amortization of goodwill effective with the adoption of the new Statement. Also, the Company now has to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective in fiscal 2003, however, the Company has elected early adoption in fiscal 2002. Based on acquisitions completed as of June 30, 2002, application of the goodwill non-amortization provisions of these rules resulted in a reduction to expenses of approximately $430,000 for fiscal year 2002. At June 30, 2002, an analysis of the goodwill resulted in an aggregate impairment of $4,251,000, which was charged to expense during the fiscal year ended June 30, 2002.

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

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

 In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. To the extent that final SEC rules on this subject may require disclosures in addition to those the Company already makes, the Company intends to adopt such additional disclosure requirements once the final rules required are adopted.

Factors That May Affect Future Results

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

     Inability to Obtain Additional Financing, if Needed, Could Limit our Ability to Continue as a Going Concern. We have had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from the sales of our stock and from debt financings, as well as cash received from the sale of discontinued operations. We have implemented and will continue to implement cost reductions designed to minimize such losses. However, if our existing cash balances are not sufficient to meet our liquidity needs, support our future expansion needs and achieve our strategic goals, we may require additional funds. If adequate funds are not available on acceptable terms, we may not be able to sustain our ongoing operations or execute our business strategy. The report by our independent auditors on our financial statements for the fiscal year ended June 30, 2002 raises substantial doubt as to our ability to continue as a going concern. We will continue to pursue a number of initiatives intended to minimize our losses, however, we cannot assure you that we will ultimately be able to continue as a going concern.

     Inability to Comply with Terms of the Foothill Credit Agreement, to Continue to Obtain Waivers and to Roll Over the Agreement when it becomes due. Our financing arrangement with Foothill requires us to meet certain conditions and financial covenants. Our ability to receive financing on our accounts receivable and to finance our future operations or capital expenditures is dependent upon our meeting these conditions and financial covenants. In particular, if we do not receive at least $903,560 of cash proceeds of equity financing by November 20, 2002, or if we extend the VA Net contract beyond June 30, 2003 or modify the contract or enter into a settlement agreement with Virginia concerning the contract without the consent of Foothill, we will be in default under the terms of our financing arrangement with Foothill. To date, we have received waivers from Foothill of certain conditions and covenants, however, we cannot guarantee that we will continue to receive such waivers in the future. If we are in default under the Foothill arrangement and the default is not waived, Foothill could declare all amounts outstanding thereunder, including accrued interest, to be immediately due and payable. If this were to occur, we may not be able to repay such debt or borrow sufficient funds to refinance it. In addition, we may not be able to extend the agreement with Foothill when it becomes due on March 31, 2004. Even if new financing from Foothill or replacement financing were available, it might not be on terms that are acceptable to us. If we are unable to repay or refinance our outstanding debt, or borrow additional funds in the future, it would have a material adverse effect on our business, financial condition and results of operations.

         Dependence on Contracts with Government Agencies. The majority of our revenues are derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services and related products would have a material adverse effect on our business, financial condition and results of operations.

         Inability to Attract and Retain Professional Staff Necessary for Existing and Future Projects. Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand and competition for such persons is likely to increase. If we are unable to attract, retain and train skilled employees, it could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

         Substantial Competition in the Information Technology and Consulting Services Markets. The information technology products and related services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT products and related services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT products and related services markets.

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

         Dependence on Significant Personnel. Our success depends in large part upon the continued services of a number of significant employees. Although we have entered into employment agreements with certain significant employees, these employees and other significant employees who have not entered into employment agreements may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business. In addition, if one or more of our significant employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.

         Inability to Gain Performance Bonds for Contracts. Some of the contracts that we bid for require performance bonds in order to qualify as the service provider. We may not be able to secure such bonds, which would inhibit our ability to successfully gain certain new contract awards. In particular, the VA NET contract requires a performance bond. This performance bond is currently supplied by DynCorp, however, the obligation for DynCorp to provide the performance bond on the VA NET contract expires in December 2002, at which time DynTek is obligated to replace the performance bond. If we are unable to replace the bond and DynCorp is unwilling to continue to provide it, we could be deemed to be in default on this term of the agreement, and VA Net may be able to cancel the contract. As stated above, the VA Net contract accounted for 17% of our revenues for the year ended June 30, 2002, even though the contract was only in existence for 6 months during the fiscal year. Accordingly, cancellation of this contract would have a significant negative impact on our revenue.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          DYNTEK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


                                                                     Page Number

INDEPENDENT AUDITORS' REPORT                                                 21

CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2002 AND 2001                                                       22

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE YEARS
ENDED JUNE 30, 2002, 2001 AND 2000                                           23

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 2002, 2001 AND 2000                                                 24

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000                        25 - 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              27 - 43

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
DynTek, Inc.

We have audited the accompanying consolidated balance sheets of DynTek, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynTek, Inc. and Subsidiaries as of June 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 (b) to the financial statements, the Company has had recurring losses from continuing operations, negative cash flows from operations, and has a working capital deficiency of approximately $14,000,000 at June 30, 2002, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /S/ GRASSI & CO., P.C.
                                                    ----------------------------
                                                    Grassi & Co., P.C.
                                                    Certified Public Accountants


October 11, 2002
New York, New York



                          DYNTEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                        --------------    ----------------
                                         ASSETS                                         June 30, 2002      June 30, 2001
                                         ------
                                                                                        --------------    ----------------
CURRENT ASSETS:
      Cash (includes restricted cash of $986 and $804)                               $          1,012  $            1,309
      Accounts receivable, net of allowance for doubtful accounts of $609 and                  15,023               6,835
      $205
      Tax refund receivable                                                                       245                   -
      Inventories                                                                               1,008               1,617
      Costs and estimated earnings in excess of billings on uncompleted contracts               3,015                   -
      Prepaid expenses and other assets                                                           128                 424
      Note receivable - current portion                                                           375               1,500
      Other receivables, including receivable from officer of $0 and $170                         779                 870
                                                                                        --------------    ----------------
               TOTAL CURRENT ASSETS                                                            21,585              12,555

RESTRICTED CASH -                                                                                 995                   -

INVESTMENTS - Marketable Securities                                                               366                 846

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,844 and $2,056                    1,514                 669

GOODWILL                                                                                       43,538               8,466

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $387 and $1,175                    698                 914

      ACQUIRED CUSTOMER LIST, net of accumulated amortization of $3,110 and $1,351              9,979               9,459

PURCHASED SOFTWARE, net of accumulated amortization of $325 and $152                              365                 538

NOTES RECEIVABLE, long term, including receivable from officer of $100                          1,017                   -

DEPOSITS AND OTHER ASSETS                                                                         462                 550
                                                                                        --------------    ----------------
                                                                                     $         80,519  $           33,997
                                                                                        ==============    ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                               $         16,963  $            8,821
      Line of credit                                                                            6,347               2,503
      Accrued expenses                                                                          4,437               3,163
      Deferred revenue                                                                          4,658               1,261
      Audit assessment                                                                          1,861               1,792
      Notes payable                                                                             1,250                   -
      Capital Leases, net of long term portion                                                    144                   -
                                                                                        --------------    ----------------
               TOTAL CURRENT LIABILITIES                                                       35,660              17,540
                                                                                        --------------    ----------------

DEFERRED REVENUE - long term                                                                      995                   -
LONG TERM PORTION CAPITAL LEASE                                                                    84
MINORITY INTEREST IN SUBSIDIARY                                                                     -                 222
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized; 1,616,397                    1                   1
      and 2,189,800 shares issued and outstanding as of June 30, 2002 and June 30,
      2001, respectively
      Class A Common stock, $.0001 par value, 70,000,000 shares authorized;                         2                   2
      23,533,692 shares and 19,470,346 shares issued and outstanding as of June
      30, 2002 and June 30, 2001, respectively
      Class B Common stock, $.0001 par value, 20,000,000 shares authorized;
      18,336,663 shares issued and outstanding as of June 30, 2002                                  2
      Additional paid-in capital                                                               86,193              40,060
      Accumulated other comprehensive loss                                                       (131)               (954)
      Accumulated deficit                                                                     (42,287)            (22,874)
                                                                                        --------------      ----------------
                 TOTAL STOCKHOLDERS' EQUITY                                                    43,780              16,235
                                                                                          --------------    ----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         80,519  $           33,997
                                                                                        ==============      ================


               See notes to consolidated financial statements.




                                           DYNTEK, INC. AND SUBSIDIARIES
                                           -----------------------------
                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       ---------------------------------------------------------------------

                                         (in thousands, except share data)

                                                                               Years Ended June 30,
                                                                   ----------------------------------------------
                                                                       2002             2001            2000
                                                                   -------------     ------------   -------------
REVENUES
      Product Revenues                                             $     31,055   $       24,650   $           -
      Service Revenues                                                   51,986           20,260           1,962
                                                                   -------------     ------------   -------------
      TOTAL REVENUES                                                     83,041           44,910           1,962
                                                                   -------------     ------------   -------------

COST OF REVENUES
     Cost of Products                                                    26,392           20,371               -
      Cost of Services (net of $5 million reimbursement in               47,572           15,121           1,373
      2002)
                                                                   -------------     ------------   -------------
      TOTAL COST OF REVENUES                                             73,964           35,492           1,373
                                                                   -------------     ------------   -------------
GROSS PROFIT                                                              9,077            9,418             589
                                                                   -------------     ------------   -------------

OPERATING EXPENSES:
      Selling costs                                                      10,507            8,614              59
      General and administrative expenses (exclusive of
          non-cash charges for options and warrants shown                 6,572            4,054           3,142
      below)
      Non-cash charges for options and warrants                             325              721             327
      Application development                                               492            2,945             276
      Depreciation and amortization                                       2,934            2,747              43
      Impairment of goodwill                                              4,251                -               -
                                                                   -------------     ------------   -------------
      TOTAL OPERATING EXPENSES                                           25,081           19,081           3,847
                                                                   -------------     ------------   -------------
LOSS FROM OPERATIONS                                                    (16,004)         (9,663)         (3,258)
                                                                   -------------     ------------   -------------

OTHER INCOME (EXPENSE)
Loss on marketable securities                                           (1,241)            (480)         (1,191)
Equity interest in loss of investee                                       (220)            (100)               -
Interest expense                                                        (2,582)            (592)               -
Interest income                                                             294              112             433
Other income (expense), net                                                 141            (175)           (476)
                                                                   -------------     ------------   -------------
      TOTAL OTHER EXPENSE                                               (3,607)          (1,235)         (1,234)
                                                                   -------------     ------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                        (19,611)         (10,898)         (4,492)
INCOME TAX BENEFIT                                                        (198)             (76)           (545)
                                                                   -------------     ------------   -------------
LOSS FROM CONTINUING OPERATIONS                                        (19,413)         (10,822)         (3,947)
                                                                   -------------     ------------   -------------
DISCONTINUED OPERATIONS
      Gain (loss) from discontinued operations, net of                        -
        applicable  income taxes of $149 in 2000                                              59            (29)
                                                                   -------------     ------------   -------------
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS                              -               59            (29)
                                                                   -------------     ------------   -------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $   (19,413)   $     (10,763)    $    (3,976)
                                                                   =============     ============   =============
NET LOSS PER SHARE:
      Continued                                                    $     (0.67)   $       (0.63)    $     (0.25)
      Discontinued                                                       (0.00)           (0.00)          (0.00)
                                                                   -------------     ------------   -------------
NET LOSS PER SHARE - basic and diluted                             $     (0.67)   $       (0.63)    $     (0.25)
                                                                   =============     ============   =============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN
      COMPUTATION                                                    29,103,092       17,168,883      15,878,749
                                                                   ============       ==========    ============
NET LOSS                                                           $   (19,413)   $     (10,763)    $    (3,976)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
      Unrealized gain (loss) on available-for-sale securities               823          (1,918)         (1,482)
                                                                   -------------     ------------   -------------
COMPREHENSIVE LOSS                                                 $   (18,590)   $     (12,681)    $    (5,458)
                                                                   =============     ============   =============



                         See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                                  Un-realized
                                                                                                     Gain                   Total
                                                                                         Addition   (Loss)      Accum-      Stock-
                                                   Class A Common   Class B Common       Paid-In     on        ulated      holders'
                                Preferred Stock        Stock            Stock            Capital   Securities  Deficit     Equity
                               ----------------   ----------------  ----------------     --------  ----------  --------  -----------
                               Shares    Amount   Shares    Amount  Shares    Amount
Balance - June 30, 1999        1,000  $     505   15,349 $       2       -         -  $   18,797  $    2,447  $  (8,135)  $  13,616
     Shares issued upon
     converting Redeemable
     Series "B" Preferred
     Stock                     (1,000)      (505)       500          -                       505                                  -
     Options exercised for                               65          -                        85                                 85
     cash
     Shares issued in
     connection with
     acquisition of Big
     Technologies, Inc.                                 380          -                     1,050                              1,050
     Changes in unrealized
     gain (loss) on
     securities
     available-for-sale                                                                               (1,483)                (1,483)
     Options issued in
     connection with
     consulting agreements                                                                   327                                327
     Net Loss                                                                                                    (3,976)     (3,976)
                               --------    -------    ------    -------                 --------    --------    -------      ------
Balance - June 30, 2000              -          -     16,294         2                    20,764          964   (12,111)      9,619
     Shares issued in
     connection with the
     acquisition of Data
     Systems Network
     Corporation                 2,190          1       130          -                    12,800                             12,801
     Shares issued in
     connection with the
     exercise of employee
     stock options                                      250          -                       337                                337
     Shares issued in
     connection with the
     acquisition of Big
     Technologies, Inc.                                  78          -                       217                                217
     Options issued in
     connection with
     consulting agreements                                                                   779                                779
     Shares issued in                                 2,718          -                     2,535                              2,535
     connection with private
     offering
     Shares issued in
     connection with
     BugSolver, Inc. private
     offering                                                                              2,850                              2,850
     Minority interest in                                                                   (222)                              (222)
     BugSolver, Inc.
     subsidiary
     Changes in unrealized
     gain (loss) on
     securities
     available-for-sale                                                                                (1,918)               (1,918)
     Net Loss                                                                                                   (10,763)    (10,763)
                               --------    -------    ------    -------    ------ ----  --------    --------    -------     ------
Balance - June 30, 2001          2,190          1     19,470         2                    40,060         (954)  (22,874)     16,235
     Shares issued in
     connection with the
     acquisition of DMR                                                    18,337   2     40,339                             40,341
     Shares issued in
     connection with the
     exercise of employee
     stock options                                      184          -                       131                                131
     Conversion of
     short-term notes to
     private offering                                   316          4                       474
     Conversion of
     short-term notes to
     subscriptions due                                    -          -                     1,089                              1,563
     Shares issued in
     connection with private
     offering                                           625         62                       938                              1,412
     Cash received,
     subscriptions due in
     connection with private
     offering                                                                                872                                411
     Shares due for services
     rendered                                                                                 58                                 45
     Discount on short-term                                                                  591                                591
     notes payable
     Deferred finance costs                                                                  115                                115
     Beneficial conversion
     feature                                                                                 763                                763
     Convert preferred stock
     to common                    (574)         -     1,433          -                                                            -
     Convert shares issued
     in connection with
     BugSolver, Inc. private
     offering                                         1,500          -                       222                                222
     Shares issued in
     connection with the
     acquisition of Big
     Technologies                                        78          -                       216                                216
     Options issued for
     services                                                                                325                                325
     Retirement of shares                               (72)         -                         -                                  -
     Changes in unrealized
     gain (loss) on
     securities available
     for sale                                                                                             823                   823
     Net loss                                                                                                   (19,413)    (19,413)
                               --------    -------    ------    -------    ------ -----  --------    --------    -------     ------
Balance - June 30, 2002          1,616  $       1     23,534 $       2     18,337 $ 2   $ 86,193    $    (131) $(42,287)  $  43,780
                               ========    =======    ======    =======    ====== =====  ========    ========    =======     ======


            See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                                                                                  Years Ended June 30,
                                                                                         ----------------------------------------
                                                                                            2002           2001          2000
                                                                                         -----------     ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $    (19,413)   $  (10,763)   $    (3,976)
                                                                                         -----------     ---------     ----------
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                        2,720         2,037             43
         Amortization of debt discount on short-term notes                                      591             -              -
         Amortization of capitalized software costs                                             216           473            316
         Write-down of capitalized software costs                                                 -           237            266
         Equity interest in loss of investee                                                    220           100              -
         Beneficial conversion feature of short-term notes                                      763             -              -
         Reserve for valuation of note receivable                                                 -           300            476
         Loss (gain) on marketable securities                                                 1,241           480          1,191
         Shares issued for services                                                              45             -              -
         Options and warrants issued for services                                               325           721            327
         Impairment of goodwill                                                               4,251             -              -
         Forgiveness of loan receivable from officer                                             70             -              -


     Changes in operating assets and liabilities:
         Accounts receivable                                                                   (871)       (1,551)          (303)
         Interest receivable                                                                   (392)            -              -
         Interest receivable                                                                      -             -             25
         Refund receivable                                                                     (245)            -            (70)
         Inventory                                                                              609             -              -
         Costs and estimated earnings in excess of billings on uncompleted                   (3,015)            -              -
         contracts
         Capitalized software costs                                                               -          (287)          (591)
         Prepaid expenses                                                                       331          (606)          (280)
         Deferred finance costs                                                                   -             -              -
         Other notes receivable                                                                 109             -              -
         Deposits and other assets                                                             (132)          109              3
         Accounts payable                                                                     2,419         2,836            348
         Deferred revenue                                                                     3,124            67             11
         State audit reserve                                                                     69            70            323
         Accrued expenses                                                                       923        (1,930)            48
         Income tax payable                                                                       -             -           (628)
         Accrued termination costs                                                                -             -            (67)
         Restricted cash for over one year                                                    (995)             -              -
                                                                                         -----------     ---------     ----------
              Total adjustments                                                              12,376         3,056          1,438
                                                                                         -----------     ---------     ----------
         NET CASH USED IN OPERATING ACTIVITIES                                               (7,037)       (7,707)        (2,538)
                                                                                         -----------     ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                   13         1,313              -
     Purchase of subsidary net of cash acquired                                              (1,110)            -              -
     Cash proceeds from the sale of securities                                                   62             -            519
     Cash disbursements for the purchase of securities                                            -          (90)         (1,255)
     Capital expenditures                                                                     (131)         (551)            (70)
     Net cash paid for acquisition                                                                -         (456)           (150)
     Collection on note receivable                                                              600             -              -
     Decrease in note receivable                                                                  -             -           (248)
                                                                                         -----------     ---------     ----------
         NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                                      (566)          216         (1,204)
                                                                                         -----------     ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of related party loans                                                              -          (220)             -
     Proceeds from debt financing                                                             1,508             -              -
     Net proceeds (repayments) under bank line of credit                                      3,844          (664)             -
     Issuance of subsidiary securities, net of expenses                                           -         2,851              -
     Issuance of Common Stock, net of expenses                                                1,954         2,872             85
                                                                                         -----------     ---------     ----------
         NET CASH PROVIDED BY  FINANCING ACTIVITIES                                           7,306         4,839             85
                                                                                         -----------     ---------     ----------
NET  DECREASE IN CASH                                                                          (297)       (2,652)        (3,657)

CASH AT BEGINNING OF YEAR                                                                     1,309         3,961          7,618
                                                                                         -----------     ---------     ----------
CASH AT END OF YEAR                                                                   $       1,012   $     1,309   $      3,961
                                                                                         ===========     =========     ==========


                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                        - -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (in thousands, except share data)


                                                                                                   Years Ended June 30,
                                                                                          ---------------------------------------
                                                                                            2002           2001          2000
                                                                                            ----           ----          ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for interest                                                                 $        690   $       592   $          -

Cash paid for income taxes                                                             $         47   $         -   $        314


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
     ACTIVITIES:

     Convertible notes converted to common stock                                       $      1,563   $         -   $          -


     Redeemable preferred stock converted to common stock                              $          -   $         -   $        505


     Private offering of common stock                                                  $          -   $         -   $          -


     Issuance of common stock in conjunction with acquisition of company               $     40,341   $       517   $      1,050


     Exchange of preferred stock in conjunction with acquisition of company            $          -   $    12,500   $          -

     Payment of acquisition costs with common stock                                    $          -   $       300   $          -

     Accounts payable converted to note payable                                        $      1,250   $         -   $          -

     Purhase of equipment through capital lease                                        $        228   $         -   $          -






                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         A. Organization Summary - DynTek, Inc. ("DynTek") was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. In January 1998 the Company changed its name to Tadeo Holdings, Inc. In November 1999 the Company changed its name to TekInsight, and in December 2001 the Company changed its name to DynTek, Inc.

              On December 27, 2001 the Company completed a merger with DynCorp Management Resources (see footnote 7.)

              DynTek is a professional services firm specializing in information technology solutions and business process outsourcing for state and local government organizations. Depending upon the context, the term DynTek refers to either DynTek alone, or DynTek and its active subsidiary, DynTek Services.

               DynTek is the parent corporation for the following wholly owned subsidiaries that have discontinued operations: Physicians
               Support  Services,  Inc.,  a California  corporation;  Clinishare
               Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc.; and USC-Michigan, Inc., a Michigan corporation and its wholly-owned subsidiary, PCS, Inc.-West, a Michigan Corporation, Bugsolver.com, Inc., a Delaware corporation.

         B. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from sales of stock and cash received in 1998 from the sale of discontinued operations, as well as debt financings. In addition, the Company has a working capital deficiency of approximately $14 million at June 30, 2002. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. If additional funds are necessary, the Company would consider the sale of certain long-term contracts or a part of a business segment, or would seek other forms of financing. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to its operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         C. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

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

              Revenues derived from business processing outsourcing service engagements is recorded on the accrual basis as services are performed. The length of the Company's contracts varies but typically ranges from one to two years. Under contracts that involve a fixed payment structure, revenues are recognized under the percentage-of-completion method. Under this method, progress towards completion is recognized according to estimates. This method is used because management considers this method the most appropriate in the circumstances.

              Contract costs include all direct materials, direct labor and other indirect costs such as, supplies and site office expenses. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and such changes are recognized in the period in which the revisions are determined.

         E. Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

         F. Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Total shares issued if outstanding options and warrants were exercised net of repurchased shares at the yearly average price amounts to 103,000 shares and 680,000 shares for fiscal 2002 and 2001, respectively.

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

         K. Goodwill and Amortization - In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company elected early adoption of SFAS No.
               142. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company conducted the initial test of the carrying value of its existing goodwill during the second quarter of fiscal 2002, and, as a result, the Company concluded that there was no impairment of goodwill at that time. At June 30, 2002, the Company conducted its annual assessment of the carrying value of its goodwill, as required by SFAS No. 142. Such analysis resulted in impairment of goodwill in the aggregate amount of $4,251,000, which has been charged to expense during the fiscal year ended June 30, 2002.

               In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:

                                                             Fiscal Years Ended June 30,
                                                                2002              2001              2000
                                                                ----              ----              ----
              Net loss, as reported                      $     (19,413)    $     (10,763)     $    (3,976)
              Intangible amortization net of $0 tax                                   385               13
                                                             -----------       -----------        ---------

              Net loss, pro forma                        $     (19,413)    $     (10,378)     $    (3,963)
                                                             ===========       ===========        =========

              Basic earnings per share:
              Net income per share, as reported          $       (0.67)    $       (0.63)     $     (0.25)
              Intangible amortization, net of $0 tax               0.00              0.02             0.00
                                                             -----------       -----------        ---------
              Net income per share, pro forma            $       (0.67)    $       (0.60)     $     (0.25)
                                                             ===========       ===========        =========

              Diluted earnings per share:
              Net income per share, as reported          $       (0.67)    $       (0.63)     $     (0.25)
              Intangible amortization, net of $0 tax               0.00              0.02             0.00
                                                             -----------       -----------        ---------
              Net income per share, pro forma            $       (0.67)    $       (0.60)     $     (0.25)
                                                             ===========       ===========        =========


         L. Comprehensive Income - Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions.

         M. Inventories - Inventories consist primarily of goods in transit, which are recorded at the lower of cost or market.

         N. Advertising Costs - Costs related to advertising and promotion of services are charged to operating expense as incurred. Advertising expense was $206,000, $524,000 and $276,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

         O. Application Development - Application development costs are direct costs associated with developing software features or programs for sale to the Company's customers. Such costs are charged to expense as incurred.

         P. Shipping and Handling Costs - The Company accounts for shipping and handling costs as a component of "Cost of Product Revenues." These costs are primarily the direct freight costs related to the "drop shipment" of products to the Company's customers. Total cost was $258,000 in fiscal 2002 and $123,000 in fiscal 2001.

         Q. New Accounting Pronouncements - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived

              Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision for SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial position or results of operations. Management's assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

              On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

              In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

2.       ReStricted Cash
         ----------------

         At June 30, 2002, cash of $1,981,000 was received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements. Of this amount, approximately $986,000 will be released during the fiscal year ended June 30, 2003. The non-current portion, $995,000, has been classified as a non-current asset.

3.       ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTE RECEIVABLE

                             (thousands of dollars)

                                                         Additions:
                                                         --------------------------
                                          Balance at      Charged to     Charged to                    Balance
                                           beginning       cost and         Other         Deduc-        at end
   Accounts Receivable Reserves:            of year        expenses       Accounts         tions       of year
   -----------------------------            -------        --------       --------         -----       -------
   Year ended June 30, 2002            $      205     $       366     $      38      $             $     609
   Year ended June 30, 2001            $      124     $        -      $      170     $      89     $     205
   Year ended June 30, 2000            $       -      $       124     $       -      $       -     $     124
   Note Receivable Reserve:
   Year ended June 30, 2002            $              $               $              $             $
   Year ended June 30, 2001            $       -      $       300     $       -      $       -     $     300
   Year ended June 30, 2000            $       -      $        -      $       -      $       -     $      -


         During the fiscal year ended June 30, 2002, the Company assumed the net accounts receivable of DMR (see Note 7. "BUSINESS ACQUISITIONS"). The allowance recorded in this acquisition was $183,000.

4.       PREPAID EXPENSES AND OTHER ASSETS

              (thousands of dollars):


                                                2002          2001
                                                ----          ----
         Prepaid insurance                $       45     $      23
         Prepaid acquisition costs                 -           206
         Prepaid maintenance                      36            96
         Prepaid bank charges                      9            37
         Other prepaid costs                      38            62
                                           ----------     ---------
                                          $      128     $     424
                                           ==========     =========

     5.   Credit Facility

         The credit agreement provides for a revolving line of credit not to exceed $15,000,000. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. The available line of credit at June 30, 2002, according to the collateral formula, was approximately $10,907,000 of which $6,232,000 was outstanding. Also, borrowings bear interest at 1% over Norwest Bank prime (4.75% at June 30, 2002) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under terms similar to the current agreement. The Company has received a waiver from Foothill, as of June 30, 2002, for non-compliance with the financial covenants . The Company may not in be in compliance with all of its covenants at September 30, 2002 and is in discussions with Foothill regarding the revision of certain covenants.

6.       Marketable Securities

         Marketable securities have been classified as available for sale securities at June 30, 2002 and, accordingly, the unrealized gain resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At June 30, 2002, the unrealized loss on securities was $131,000.

7.       BUSINESS ACQUISITIONS

         On December 27, 2001, the Company acquired all of the outstanding capital stock of DynCorp Management Resources ("DMR"), from DynCorp, Inc. (DynCorp). DMR provides professional services to state and local government markets with primary focus on Information Technology and Business Process Outsourcing services. Initial merger consideration consisted of 18,336,663 shares of new Class B Common Stock, equal to two-thirds of the previously outstanding shares of Common Stock and two-thirds of all shares of the Common Stock issuable upon conversion, redemption or exchange of any outstanding shares of Preferred Stock of the Company or any of its subsidiaries. The Class B shareholders have the right to separately elect Class B directors that represent the number of Class B shares outstanding in relation to the total number of Class A and Class B shares outstanding (initially three directors). The Company by-laws were amended to provide for supermajority voting rights (80% of the directors) on certain matters, so that the Class B directors must vote for such matters in order to be approved by the board. Supermajority matters include approval of mergers, share issuances, asset sales and the incurring of indebtedness. As of June 30, 2002 DynCorp owned approximately 40% of the outstanding shares of the Company's Common Stock plus the number of the Company's shares of Preferred Stock, as if converted to Common Stock, and had the right to elect 40% of the members of the Board of Directors. See Note 18, "Subsequent Events" for information on DynCorp's continued investment in DynTek.

         In connection with this acquisition, the Company assumed numerous ongoing customer relationships, representing the majority of its revenues.
In the acquisition, the Company recorded $40,827,000 in total goodwill and intangible assets allocated as follows: $38,727,000 in goodwill, which will be tested for impairment of value on a periodic basis, and $2,100,000 in capitalized customer contracts amortized over 5 years. Property and equipment were evaluated for adjustments to fair value, and generally were recorded at its carrying value as acquired, which were considered to approximate fair value.
At the time of the merger with DMR, the Company protested what it believed to be inadequate net working capital conveyed to them in relation to the Company's expectations based upon financial reports received for periods leading up to the merger date. As a result of discussions and negotiations with DynCorp, the parent company of DMR, DynCorp reimbursed DynTek $2,600,000 for excess accounts payable assumed in the merger. Such reimbursement has been treated as a reduction in the accounts payable assumed in the merger.

         On August 22, 2002, DynTek completed a stock purchase and settlement agreement with DynCorp regarding DynCorp's investment in DynTek equity securities (see Note 22, "Subsequent Event").

         A summary of the business assets acquired is as follows:

              (Amounts in thousands)

     Consideration paid:
     Stock issued                                          $          40,341
     Acquisition costs                                                 1,110
     Liabilities assumed                                               8,066
                                                             ----------------
     Total consideration                                   $          49,517
                                                             ================
     Assets acquired:
     Cash                                                  $              13
     Accounts receivable, net                                          7,317
     Prepaid expenses, deposits and other assets                          29
     Deferred costs                                                       58
     Property and equipment                                            1,273
     Customer list                                                     2,100
     Goodwill                                                         38,727
                                                             ----------------
     Fair value of assets acquired                         $          49,517
                                                             ================

         Proforma combined operating results, assuming a combination at July 1, are as follows:

                                                          Years ended June 30,
                                                           2002             2001
                                                           ----             ----

         Revenue                                   $          110,577 $         72,615
                                                     ================= ================



         Net loss                                  $         (32,940) $       (12,329)
                                                     ================= ================

         Net loss per share                        $           (1.13) $         (0.72)
                                                     ================= ================
         Weighted average shares outstanding                                17,168,883
                                                           29,103,092
                                                     ================= ================

         In February 2002, the Company purchased the assets of Exodus Communications, Inc. ("Exodus") for $175,000, including an assignment to the Company of the Exodus subsidiary's contracts with its existing customers. Prior to the purchase, the Company had provided services to Exodus under two service agreements. Under one of the agreements, the Company collected accounts receivable on behalf of the Exodus subsidiary on a collection fee basis. The second agreement provided for the Company to maintain the ongoing operations of the Exodus subsidiary, with a contingent fee being earned upon the collection of receivables generated from the Company's providing services to existing customers under the current terms of their agreements. Under the purchase agreement and the service agreements, the Company is obligated to pay a net amount of approximately $242,000 as of June 30, 2002.


8.       NOTE RECEIVABLE

         As a result of a prior transaction with Azurel, Ltd., DynTek assumed a $1.8 million subordinated note made by Private Label Cosmetics, Inc. (PLC) and Fashion Laboratories, Inc, which had been reduced to a net realizable value of $1.5 million, since the note was provided as collateral for a loan in this amount. The note became due on May 23, 2002. Prior to the maturity date, DynTek and PLC agreed to payment terms to satisfy the balloon payment due. Under the revised terms, PLC paid DynTek $600,000 and conveyed a promissory note for $1,292,000, payable in 48 monthly installments and bearing interest at 7.5% per annum. The note is secured by 342 shares of the common stock of PLC, which will be progressively released from escrow on a quarterly basis provided that the monthly payments are received on a timely basis.

     9.   PROPERTY AND EQUIPMENT
          ----------------------

         Furniture, fixtures and equipment are as follows (in thousands of dollars):

                                                                                June 30,
                                                                    ----------------------------------
                                                                                2002             2001
                                                                                ----             ----

       Property and equipment                                         $          916   $          805
       Computer software                                                           9                9
       Computer equipment                                                      3,391            1,869
       Machinery and equipment                                                     3                3
       Leasehold improvements                                                     39               39
                                                                         ------------     ------------
                                                                               4,358            2,725
       Less:  accumulated depreciation                                        (2,844)         (2,056)
                                                                         ------------     ------------
                                                                      $        1,514   $          669
                                                                         ============     ============


10.      OTHER RECEIVABLES

         In June 1999, DynTek recorded a receivable in the amount of $500,000 in connection with a transaction with StyleSite Marketing ("Style"). Such receivable was guaranteed by a third party. On August 20, 2002, the receivable was satisfied by the transfer, from the third party to DynTek, of 300,000 shares of DynTek common stock and 125,000 shares of MedEmerg common stock. See Note 21. LEGAL MATTERS - Miletich Derivative Action.

         In connection with an employment agreement, the Company provided a loan to its chief executive officer in the amount of $170,000. The loan is secured by the value of the executive's stock options and equity holdings in the Company. In January, 2002, $70,000 of the note was forgiven by the company as a bonus to the executive. The Company has provided loans to other employees in the aggregate amount of $35,000, with various payment terms. In connection with a settlement agreement, the Company has recorded a note receivable in the amount of $100,000 of which $50,000 plus interest was paid in January 2002 and the remaining $50,000 is outstanding and payable in January 2003.

11.      NOTES PAYABLE

         In June 2002, the Company negotiated a settlement with a subcontractor for outstanding payments due. As payment in full for outstanding accounts payable from services rendered, the Company provided a note payable of $250,000 and arranged for DynCorp to pay the subcontractor $1 million on the Company's behalf, as a short-term advance to the Company. The promissory note to the subcontractor for $250,000 bears interest at 8% per annum and is payable over three years in twelve (12) equal quarterly installments of $23,640. The interim advance from DynCorp was payable in its entirety on or before December 31, 2002. The advance from DynCorp was repaid as a part of the settlement agreement with DynCorp in August 2002. See note 22. Subsequent Event.

         On September 27, 2001 and November 1, 2001, the Company issued $1,807,000 aggregate principal of convertible notes. $750,000 principal of such notes bear interest at 12% per annum during a term of 180 days and $1,057,500 principal of such notes bear interest at 8% per annum for a term of 90 days. Since the Company granted conversion rights to the investors at prices below the quoted market prices for the stock, the Company has recorded an expense, in the aggregate amount of $763,000, in connection with these notes. The Company has amortized a debt discount, in connection with these notes, in the aggregate amount of $591,000, which is included in interest expense. During the quarter ended June 30, 2002, $300,000 of such notes was repaid and the balance due, of principal and accrued expense, was converted into a common stock offering by the Company. See note 15. J. Stockholders' Equity.

12.      CONCENTRATION OF RISK

     a. The Company maintains cash balances at a financial institution which are insured by Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceeded such insured limits at certain times during the fiscal year.

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

     c. Customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. Among the information technology customers, the State of New York and its agencies comprised approximately 21% of the Company's revenues for the fiscal year ended June 30, 2002 and approximately 30% of revenues for the fiscal year ended June 30, 2001. The Company sells products and services to the State of New York and its agencies as an authorized vendor to provide system peripheral equipment to New York state agencies. The Company is also an authorized reseller of Novell, Nortel Systems and Cisco products and software to the State of New York. The State of Louisiana and its agencies accounted for approximately 7% of revenues for the fiscal year ended June 30, 2002 and approximately 13% of revenues for the fiscal year ended June 30, 2001. Louisiana awarded a renewable one-year contract in July 1996 to provide network service, help desk support and maintenance support to multiple state agencies. The contract expired in June 2001 and the State provided temporary extensions until August 30, 2002, when the contract was awarded to another company.

         Among the Company's business process outsourcing customers, the Commonwealth of Virginia Non Emergency Transportation contract, which was acquired with the DMR merger, comprised approximately 24% of revenues for the six months (period under management) ended June 30, 2002 and 23% of the Company's total accounts receivable. There were no revenues in the prior fiscal year ended June 30, 2001, since the contract was not under the Company's management during that period. This contract may include options for renewal, based upon mutual consent of the parties, for up to four successive one-year periods. The contract provides for services to be delivered on a fixed-fee basis. The State of Connecticut Non Emergency Transportation contract comprised approximately 12% of the Company's revenue for the six months (period under management) ended June 30, 2002.

         No other single customer or state accounted for more than 10% of revenue during fiscal 2002. Generally, products and services are purchased by individual state agencies issuing their own purchase orders under master contract agreements between the Company and the State through which the agency gets the authority to issue a valid purchase order.

     D. Company sales of products manufactured by three hardware manufacturers accounted for approximately 49% of the product revenues in the information technologies segment during the last fiscal year (18% of total revenue during the last fiscal year). Typically, vendor agreements provide that the Company have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal.

13.      AUDIT ASSESSMENT

     In a matter relating to a prior business of the Company, divested in 1998, one of the Company's discontinued wholly owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 20, 1999, the Superior Court recommended that the Demand be upheld. On January 26, 2000, the California Court of Appeals upheld the Demand. The Company has provided a reserve for the principal amount of $1,340,000 plus $521,000 in accrued interest, or $1,861,000 in total as of June 30, 2002. The Company has decided not to appeal the decisions. The California State Controller's Office has not taken legal action to obtain a judgment against the Company in order to collect this obligation.

14.      INCOME TAXES

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





         Deferred tax assets and liabilities at June 30, consist of the following:
                               (amounts in thousands)

                                                              2002            2001           2000
                                                              ----            ----           ----
         Deferred tax assets:

           Nol operating loss carry forwards        $       16,660  $              $            -
                                                                             9,431
           Allowance for doubtful accounts                     207              70              -
           Unrealized loss on investments                       45             324            506
           Depreciation                                        200             192              -
           Allowance on note receivable                          -             102            162
           Accrued settlement reserve                            -               -            108
           Accrued vacation                                    215             141              -
           Capital loss carryforward                             -             336              -
           Other                                                 -               -            125
                                                      -------------   -------------  -------------

                                                            17,327          10,596            900

         Deferred tax liabilities
           Amortization                                      (244)           (311)              -
         Less valuation allowance                         (17,083)        (10,285)           (900)
                                                      -------------   -------------  -------------
                                                    $            -  $            - $            -
                                                      =============   =============  =============


         The benefit for income taxes from continuing operations differs from the amount computed applying the statutory federal income tax rate to loss before income taxes as follows:

In 000's                                                                   Year ended June 30,
                                                          -------------------------------------------------------
                                                              2002                2001                2000
                                                          --------------     ---------------     ----------------

Income tax benefit computed at statutory rate          $        (6,600)   $           3,660   $            1,528

Income tax benefit not recognized                      $        (6,402)   $         (3,584)   $            (983)
                                                          --------------     ---------------     ----------------
Income tax benefit                                     $            198   $              76   $              545
                                                          ==============     ===============     ================


The Company has net operating losses of approximately $49,000,000, of which approximately $30,000,000 is subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in 2009-2019.

15.      STOCKHOLDERS' EQUITY

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

         B. In connection with its December 1992 public offering, the Company has 1,143,800 Class A warrants outstanding to purchase Common Stock at $3.30 per share, which originally expired on December 17, 2000. On December 6, 2000, such warrants were extended, at a price of $2.00 per share, until December 11, 2005.

         C. On February 15, 2000, the Company issued two warrants execrable through February 15, 2005 to acquire an aggregate of 300,000 shares of our Class A common stock at $4.0625 per share as a part of the compensation granted to Early Bird Capital, an investment banking firm, in connection with a consulting agreement.

         D. On June 1, 2000, the Company granted 100,000 options to Core Strategies, at $3.00 per share, as consideration for services rendered.

         E.    On June 1, 2000, the Company granted 120,000 options to the Exigo
               Group,  at  $3.00  per  share,  as  consideration   for  services
               rendered.

         F. In August 2000, the Company issued 2,185,755 shares of Series A Convertible Preferred Stock in connection with the acquisition of Data Systems. On August 14, 2002, such shares became convertible into the Company's Class A Common Stock at a ration of one share of preferred stock for 2.5 shares of common stock. During the fiscal year ended June 30, 2002, approximately 574,000 shares of Class A Preferred Stock were converted into approximately 1,433,000 shares of Class A Common Stock.

         G. In September 2000, the Company issued 129,730 shares of our Class A common stock to Amtech Associates, Inc. in consideration for a finders fee/consultation services rendered to Data Systems in connection with the merger with Data Systems.

         H. On September 30, 2000, the Company received an equity investment of $3,000,000 for 1,000,000 shares of preferred stock issued by a subsidiary. In July 2002, such shares were converted into 1,500,000 shares of DynTek common stock, in accordance with the terms of the agreement. In connection with this financing, a finder's fee of $150,000 was paid to a related party. In July 2001, the shares were converted into 1,500,000 shares of Class A common stock, in accordance with the terms of the agreement.

         I. In March 2001, the Company sold 2,718,550 shares of its common stock for $1.00 per share. In connection with these placements, the Company paid to a related party a fee of 7% in cash, and issued options to purchase 271,855 shares of its common stock, under the 1992 Stock Option Plan.

         J. During the fiscal year ended June 30, 2001, the Company issued 121,500 options to accredited investors for services rendered, at exercise prices between $0.59 and $2.22.

         K. On November 1, 2001, the Company issued an aggregate of $1,057,000 in principal of short-term notes payable that bear interest at 12% per annum during a term of 90 days and an aggregate of $750,000 in principal of short-term notes payable that bear interest at 8% per annum during a term of 180 days. In connection with the acquisition of these notes, the investors received a warrant to acquire one-third of a share of Class A common stock for each dollar of note principal, bearing exercise prices of $1.50 and $1.70 per share and are exercisable for three years. The notes were convertible to shares of the Company's Class A common stock at a price of $1.50 per share. During the quarter ended March 31, 2002, the Company repaid $300,000 of such notes and the balance of the principal and accrued interest was converted into 1,042,039 shares of the offering in June 2002, mentioned below. Of this amount, 315,889 shares were issued in June 2002 and 726,150 shares were issued in July 2002.

         L. In June 2002, the Company sold 1,389,293 shares of Common Stock for $1.50 per share to accredited investors, and issued warrants to purchase 1,215,666 shares of Common Stock for $1.50 per share. At June 30, 2002, 625,266 of the share certificates had been issued and during July 2002 the remaining 764,027 share certificates were issued. In connection with these sales, the Company paid to a related party a fee of $262,000.

         M. During the fiscal year ended June 30, 2002, the Company issued 229,000 options to accredited investors for services rendered, at exercise prices between $2.00 and $2.28.

16.      STOCK OPTION AND EMPLOYEE BENEFIT PLANS

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

              The 1992 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of DynTek or other individuals whose participation in the 1992 plan is determined to be in the best interest of DynTek by the compensation committee. In August 2000, Directors and Shareholders approved an increase in the number of shares authorized for issuance upon exercise of options granted pursuant to the Plan from 500,000 to 2,000,000. As of June 30, 2002, 1,999,521 shares were subject to options granted under the plan, net of forfeitures.

          B.  In November 1997, the Company established the 1997 Stock
              Option Plan for Non-employee Directors, which authorizes the issuance of options to purchase up to 300,000 shares of Common Stock at an exercise price of 100% of the Common Stock's market price. Subsequent to its adoption at the annual meeting in February 1998, options to purchase 170,000 shares of Common Stock have been issued under the 1997 plan at prices between $0.97 and $3.78.

          C.  The 2001 Employee Stock Option Plan was adopted by the
              Board of Directors in 2001 and 2,000,000 shares of common stock were initially reserved for issuance upon the exercise of options granted pursuant to the plan. Options granted under the 2001 plan may be either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options.

              The 2001 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of DynTek or other individuals whose participation in the 2001 plan is determined to be in the best interest of DynTek by the compensation committee. As of June
              30, 2002, 879,000 shares were subject to options granted under the plan, net of forfeitures.

          D. In connection with a merger, on August 14, 2000, the Company assumed the existing Data Systems Network Corp Stock Option Plan. Options granted under the Plan were either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options. Following the assumption of the Plan, no further options have been granted under the Plan.

          E. DynTek maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by DynTek (which are discretionary) or by plan participants through elective salary reductions. During the fiscal year ended June 30, 2002, contribution expense was $150,000. No contributions were made to the plan by DynTek during the fiscal years ended June 30, 2001 and 2000.



17.      ACCOUNTING FOR STOCK OPTIONS

         The Company accounts for stock options issued to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized if the exercise price equals the stock market value on the measurement date (generally the grant date). The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         For disclosure purposes, the fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the fiscal years ended June 30, 2002, 2001 and 2000, respectively; annual dividends of $0.00 for all years; expected volatility of 53% for the fiscal year ended June 30, 2002, 208% for the fiscal year ended June 30, 2001, and 136% for the fiscal year ended June 30, 2000; risk free interest rate of 3.7% for the fiscal year ended June 30, 2002, 5.3% for the fiscal year ended June 30, 2001 and 6.3% for the fiscal year ended June 30, 2000, and expected life of five years for all fiscal years.

         If the Company had recognized compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $20 million and $.67 for the fiscal year ended June 30, 2002, $12 million and $.70 for the fiscal year ended June 30, 2001, and $4.6 million and $.29 for the fiscal year ended June 30, 2000.

         During the fiscal year ended June 30, 2002, 229,000 warrants were issued in connection with services rendered to the Company, all of which were vested. The Company recorded expense for the value of these options in the total amount of $325,000. The Company also recognized expenses during the fiscal years ended June 30, 2001 and June 30, 2000, resulting from options granted for services, in the amount of $721,000 and $327,000 respectively.

         The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's Common Stock:

                                                Stock options under Plans                        Other Options and Warrants

                                     ------------------------------------------------    -------------------------------------------
                                                             Weighted                                        Weighted
                                                 Weighted    Average                                         Average
                                                 Average    Remaining                                       Remaining
                                                 Exercise   Contractual                                     Contractual
                                                            Life                                            Life
                                       Shares      Price     (years)    Exerciseable       Shares    Price   (years)    Exerciseable
                                       ------      -----     -------    ------------       ------    -----   -------    ------------
Outstanding at June 30, 1999            167,000       1.61     4.1          167,000       1,996,667   1.69     3.9        1,996,667
                                                               ====         ========                           ====       =========
  Granted                                32,500       3.66                                1,087,500   3.39
  Canceled
  Exercised
                                     -----------                                         -----------
Outstanding at June 30, 2000            199,500       1.94     3.2          197,000       3,084,167   2.29     3.1        3,084,167
                                                               ====         ========                           ====       =========
  Granted                             2,023,521       1.39                                  144,000   1.12
  Canceled                             (56,500)       1.25                                (754,167)   2.58
  Exercised                                                                               (250,000)   1.35
  Assumed Data Systems Plan             468,730       2.78
                                     -----------                                         -----------
Outstanding at June 30, 2001          2,635,251       1.60     7.7        1,510,522       2,224,000   2.22     2.6        2,201,500
                                                               ====       ==========                           ====       =========
  Granted                               963,000       2.06                                1,259,225   1.61
  Canceled                             (67,116)       1.77                                (839,389)   2.27
  Exercised                           (109,139)       0.97                                 (74,711)   0.94
                                     -----------                                         -----------
Outstanding at June 30, 2002          3,421,996       1.81     5.6        2,221,377       2,569,125   1.94     2.8        2,364,125
                                     ----------                ====       ==========     ----------            ====       =========


     18.  BUSINESS SEGMENTS
          -----------------

         DynTek's operations for the fiscal year 2002 are organized along its product lines and include two segments - Business Process Outsource Services and Network Services segments. The Network Service segment provides a range of specialized IT infrastructure services: system architectural design, legacy systems integration, network engineering, applications development, network security services, help desk support and operational support, primarily to state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among seven states (including the principal executive office), California, Florida, Louisiana, Massachusetts, Michigan, Texas, and New York, with employees situated in locations that are convenient to client sites.

         The Business Process Outsourcing segment contracts outsourced program operations for state government agencies in several areas including the privatization of child support enforcement services, the arrangement of non-emergency medical transportation for eligible Medicaid, general relief and welfare recipients and other consulting expertise to state and local governments interested in designing and evaluating outsourced operations. Our business process outsourcing customers have included various governmental departments in the states of Connecticut, Arkansas, Virginia, Illinois, North Carolina, Kansas and Nebraska. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above. The Commonwealth of Virginia and State of Connecticut non-emergency transportation contracts account for 51% and 26% of the revenue for this segment respectively.


         Our reportable segments are business units that offer different services and contract types and are managed separately due to the expertise and different managed key factors in each area. Since the separate business segment was acquired as a unit, management has retained separate reporting and review criteria for that unit. The following table provides actual selected financial data for our business segments (in thousands):

                                              Reportable Business Segments
                                                           ---------------------------------------------------
                                                              Business
                                                              Process          Network
                                                            Outsourcing        Services           Total
             Fiscal year ended June 30, 2002                -------------     ----------         ---------


             Sales to external customers                           27,915            55,126            83,041
             Depreciation and amortization expense                     73             2,861             2,934
             Operating Income (loss)                              (3,470)          (15,943)          (19,413)
             Net interest expense (income)                              7             2,281             2,288
             Total assets                                          47,738            32,781            80,519
             Capital expenditures                                      56                75               131


         During fiscal 2001 and 2000, the Company did not have segment reporting, since the only business segment was Network Services.

     19. COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS
         ------------------------------------------------

The Company is obligated under five non-cancelable leases for aggregate base annual rent of approximately $355,000 (Michigan), $190,752 (California), $164,000 (Louisiana) and $163,000 (New York City) through March 2003, August 2005, May 2006 and November 2002, respectively. A portion of one of the Michigan locations has been subleased for aggregate rent of $72,000 annually, plus an allocation of 42.5% of common area expenses. The Company also leases, under non-cancelable leases, 5 separate direct sales offices and 18 other commercial facilities containing an aggregate of approximately 102,000 square feet under leases with terms ranging from month-to-month to five years. Total rent expense for the fiscal years ended June 30, 2002, 2001 and 2000 was $1,534,000, $705,000 and $93,000 respectively. At June 30, 2002, minimum rental commitments under noncancellable operating leases are as follows:

           Fiscal Year    Amount
           -----------   --------
              2003        1,241

              2004          742

              2005          691

              2006          395
                          -------
                        $ 3,068


         As a result of the merger with Data Systems, the Company assumed the liability for a potential enforcement action undertaken by the SEC. The SEC staff has advised Data Systems orally that following its merger with DynTek Services, resulting in Data Systems no longer having any public shareholders, the SEC staff would make no recommendation for any enforcement proceedings against Data Systems.

         On July 28, 2000, a judgment was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest, and the award was affirmed on appeal. An accrual has been established in an aggregate amount of approximately $700,000. The Company is in negotiations with the plaintiff regarding settlement terms.

     The Company was issued a Letter of Demand for $1.8 million. See Note 13. AUDIT ASSESSMENT.

     20.  RELATED PARTY TRANSACTIONS
          --------------------------

         In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis which is common in the industry and can terminate services upon 30 day notification. These monthly charges are approximately $20,000/month. As of June 30, 2002, the Company had outstanding receivables for such services in the total amount of $502,000, representing unpaid charges since April 2001 and an allowance reserve of $200,000. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $320,000. Such losses have reduced the carrying value of its investment to $136,000 at June 30, 2002.

     21.  LEGAL MATTERS
          -------------


MILETICH DERIVATIVE ACTION

         On July 10, 2000, the Company was named as a nominal defendant in a stockholder's derivative action brought in the Supreme Court of New York, New York County, on behalf of DynTek by Paul Miletich. On August 20, 2002, a final order approving settlement and dismissing action by Paul Miletich was filed in the New York County Clerk's Office. The settlement approved a stipulation that The Rubin Family Trust transfer to DynTek 300,000 shares of DynTek common stock and 125,000 shares of MedEmerg common stock, as full settlement of a guarantee provided by Mr. Rubin pertaining to a transaction with StyleSite Marketing. Additionally, the insurance underwriters for DynTek paid the Company $300,000 on behalf of the director defendants. DynTek reimbursed plaintiff's counsel for fees and expenses of $330,000, of which 20% was paid in MedEmerg stock (80,488 shares). The shares of DynTek common stock received were retired and the remaining shares of MedEmerg common stock are being held as marketable securities. No gain or loss was recorded in connection with the settlement.

COMPUTER ASSOCIATES

         On January 29, 2002, the Company was named as a third-party defendant in a matter initially between Computer Associates International, Inc. (CA) and the City of Boston (COB), in United States District Court, District of Massachusetts (Case Number 01-10566-EFH). CA had filed suit against COB alleging that COB breached a contract with CA, infringed on copyrights of CA, and engaged in tortuous behavior in its dealings with CA. The Company was subsequently joined as a defendant because it was the authorized reseller for CA and supplied various CA software programs and services to COB on behalf of CA. To the extent that CA may have sustained damages, a demand for indemnification from the Company has been made by COB. The complaint demands relief from judgment in the amount of $600,000 plus other costs, which is the initial contract amount. CA has additionally commenced a claim against COB for breach of copyright and the balance due under a multi-phase purchase agreement. While a specific claim for damages has not been asserted, the total multi-phase contract was in an amount of approximately $2 million. Settlement discussions are currently undertaken by CA and COB. Company management believes that COB will not prevail with an indemnification claim against the Company and that the matter will be resolved between CA and COB through a mutual settlement. However, there is no assurance that the settlement will be reached or that indemnification claims will not be asserted against the Company.

STRIDE & ASSOCIATES

         On March 20, 2002, two actions were commenced against the Company by Stride & Associates (Stride) in Civil Court of New York, regarding the alleged breach of two contracts in the aggregate amount of $40,000, for amounts due this placement firm from the alleged hiring of two consultants by the Company. Additionally, the two consultants have commenced separate actions in the Civil Court of New York for compensation due in the aggregate amount of $53,000. We believe that neither of these consultants was hired by the Company, and that the actions by Stride are without merit. Additionally, the work performed by the consultants pertained to a project undertaken by the Company's former Chief Technology Officer, which was separate from any projects undertaken by the Company. The Company believes that, to the extent that any damages may be awarded, the costs shall be indemnified by the former Chief Technology Officer.

LIFELINE AMBULANCE SERVICES, INC.

         On September 16, 2002 a Notice and Motion for Judgment was filed in the Circuit Court of Pulaski County, Virginia alleging non-payment for transportation services alleged to have been provided in support of the Virginia Non-Emergency Transportation contract and alleged to have been valued in excess of $516,000. The Company believes that this claim is without merit in that it did not request or authorize the services upon which the claim is based and that the fair value was paid for all services requested from Lifeline Ambulance Services.

OTHER MATTERS

           As a result of the merger with Data Systems, the Company assumed the liability for any potential enforcement action which could be taken against the Company by the Securities and Exchange Commission, or the SEC. The SEC staff has advised Data Systems orally that they would make no recommendation for any enforcement proceedings against Data Systems following its merger with DynTek Services.

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

     22. SUBSEQUENT EVENT
         ----------------

         On August 20, 2002, DynTek, Inc. ("DynTek") entered into a Stock Purchase and Settlement Agreement with DynCorp (the "Settlement Agreement"), its principal stockholder, pursuant to which each of DynTek and DynCorp agreed to settle all disputes between them, including those resulting from DynTek's acquisition by merger of DynCorp's former wholly-owned subsidiary, DynCorp Management Resources, Inc., in December 2001 (the "Merger"). As part of the Settlement Agreement, DynCorp sold to DynTek 8,000,000 shares of DynTek Class B common stock at a price of $.625 per share, converted its remaining 10,336,663 shares of Class B common stock (constituting the balance of all outstanding Class B common stock) to DynTek Class A common stock, paid to DynTek $5 million to defray losses incurred by DynTek from its operations under the terms of a contract with the Commonwealth of Virginia acquired by DynTek in connection with the Merger, and provided a general release to DynTek and its affiliates from any and all claims that it might have against such persons. Such reimbursement of $5 million has been treated as an offset to costs incurred under the Virginia contract during the fiscal year ended June 30, 2002. Under the Settlement Agreement, DynTek agreed to pay for the Class B common stock shares acquired from DynCorp with a $5 million principal unsecured, subordinated note maturing on January 2, 2007, bearing interest at 15%. DynTek also agreed to issue to DynCorp warrants to acquire 7,500,000 shares of Class A common stock exercisable for three years at $4.00 per share (the "Warrants"), grant demand registration rights with respect to the Warrants and DynCorp's Class A common stock shares (including those to be acquired upon Warrant exercise), and provide a general release to DynCorp and its affiliates from any and all claims that it might have against such persons.




23.      UNAUDITED QUARTERLY DATA

                      Selected Quarterly Financial Data
                      (Dollars in thousands, except per share data)

                       Sep.30       Dec.31       Mar.31        Jun.30       Sep.30        Dec.31       Mar.31         Jun.30
                        2000         2000         2001          2001         2001          2001         2002           2002
                        ----         ----         ----          ----         ----          ----         ----           ----

Revenue           $   8,147     $   10,705   $   12,728   $    13,330   $   11,586   $    12,229   $   28,115   $    31,111


Gross Profit      $   1,852     $    2,369   $    2,453   $     2,745   $    2,437   $     2,708   $      785   $     3,147


Net loss          $  (2,127)    $   (2,049)  $   (2,390)  $    (4,197)   $  (1,653)  $    (4,081)  $   (5,590)  $    (8,089)

Basic and
diluted loss
per share         $   (0.13)    $    (0.12)  $    (0.14)   $    (0.24)    $  (0.08)   $    (0.18)  $    (0.18)  $     (0.28)



ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers

         The information required to be included as Part III to this Report on Form 10-K will be incorporated by reference from DynTek's definitive proxy statement, if such definitive proxy statement or information statement is filed with the Commission not later than October 28, 2002. If such information is not so incorporated by reference, such information shall be filed as part of an amendment to DynTek's Report on Form 10-K for the fiscal year ended June 30, 2000 not later than October 28, 2002.


Item 11.  Executive Compensation

         The information required to be included as Part III to this Report on Form 10-K will be incorporated by reference from DynTek's definitive proxy statement, if such definitive proxy statement or information statement is filed with the Commission not later than October 28, 2002. If such information is not so incorporated by reference, such information shall be filed as part of an amendment to DynTek's Report on Form 10-K for the fiscal year ended June 30, 2000 not later than October 28, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required to be included as Part III to this Report on Form 10-K will be incorporated by reference from DynTek's definitive proxy statement, if such definitive proxy statement or information statement is filed with the Commission not later than October 28, 2002. If such information is not so incorporated by reference, such information shall be filed as part of an amendment to DynTek's Report on Form 10-K for the fiscal year ended June 30, 2000 not later than October 28, 2002.

Item 13.  Certain Relationships and Related Transactions

         The information required to be included as Part III to this Report on Form 10-K will be incorporated by reference from DynTek's definitive proxy statement, if such definitive proxy statement or information statement is filed with the Commission not later than October 28, 2002. If such information is not so incorporated by reference, such information shall be filed as part of an amendment to DynTek's Report on Form 10-K for the fiscal year ended June 30, 2000 not later than October 28, 2002.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)       SEE, ITEM 8.

                  "Financial statements and supplemental data."

         (b)      LIST OF REPORTS ON FORM 8-K

                  (1) Current Report on Form 8-K filed August 20, 2002, in connection with Stock Purchase and Settlement Agreement.

                  (2)      Current Report on Form 8-K/A filed August 30,
                           2002, in connection with financial statements omitted from the Form 8-K filed August 20, 2002.


          (c)     EXHIBITS

     NUMBER                           DESCRIPTION OF EXHIBIT
      2.1          Agreement and Plan of Merger, as amended, dated February 18, 2000 between DynTek, DynTek
                   Services, Inc. and Data Systems Network Corporation. (6)
      2.2          Second Amendment to the Agreement and Plan of Merger dated as of June 28, 2000 between
                   DynTek, Inc. DynTek Services, Inc. and Data Systems Network Corporation. (10)
      2.3          Agreement and Plan of Reorganization, dated as of April 25, 2001, among DynCorp Management
                   Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc. (17)
      2.4          Agreement and Plan of Merger, dated as of April 25, 2001, among DynCorp Management
                   Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc. (17)
      2.5          Stock Option Agreement, dated as of April 25, 2001 between DynTek, Inc. and DynCorp. (17)
      2.6          First Amendment to Agreement and Plan of Reorganization, dated as of July 9, 2001, among
                   DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc. (17)
      3.1(b)       Amended and Restated Charter of the Company. (2)
      3.2          Amended and Restated By-Laws of the Company.  (2)
      4.1(a)       Specimen Certificate of the Company's Common Stock.  (1)
      4.1(b)       Specimen of Redeemable Common Stock Purchase Warrant.  (3)
      4.2          Form of Warrant Agent Agreement between the Company and American Stock Transfer and Trust
                   Company.  (1)
      4.3          Amended Warrant Agreement between the Company and American Stock Transfer and Trust
                   Company, dated November 30, 1999. (6)
      4.3          Form of Underwriter's Warrant Agreement.  (4)
      4.4          1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option
                   Agreement.  (1)
      4.5          1998 Non-Employee Director Stock Option Plan.  (5)
      4.6          Form of Amendment to 1992 Employee Incentive Stock Option Plan.  (9)
      4.7          Second Amended Warrant Agreement, dated as of November 30, 2000, between DynTek, Inc. and
                   American Stock Transfer & Trust Company. (15)
      4.8          Third Amended Warrant Agreement, dated as of April 10, 2001, between DynTek, Inc. and
                   American Stock Transfer & Trust Company. (16)
      4.9          Form of Series A convertible preferred stock certificate of DynTek, Inc. (10)
      4.10         2001 Employee Incentive Stock Option Plan (21)

                                       45

     10.1          Letter Agreement between Core Strategies, LLC and DynTek, Inc., dated May 24, 2000. (10)
     10.2          Form of Consulting Agreement between The Exigo Group and DynTek, Inc., dated June 1, 2000.
                   (10)
     10.3          Agreement and Plan of Merger, dated May 17, 2000, between DynTek, Inc., Big Tech
                   Acquisition Corp.  and Big Technologies, Inc. (8)
     10.4          Form of Non-Competitive, Confidentiality and Inventions Agreement between Big Technologies,
                   Inc. and Employees. (8)
     10.5          Guaranty, dated as of August 11, 2000, made by DynTek, Inc. in favor of Foothill Capital
                   Corporation. (11)
     10.6          Amendment No. 6 and Waiver to Loan and Security agreement, dated as of August 11, 2000, among Foothill Capital Corporation, DynTek Services, Inc. and Data Systems Network
                   Corporation. (11)
     10.7          Loan and Security Agreement, dated as of September 30, 1998, between DynTek Services, Inc.
                   (as successor to Data Systems Network Corporation) and Foothill Capital Corporation. (12)
     10.8          Employment Agreement, dated as of August 14, 2000, between DynTek, Inc. and James Linesch.
                   (13)
     10.9          Letter Agreement, dated as of July 28, 2001, between DynTek Services, Inc. (as successor to
                   Data Systems Network Corporation) and Interactive Frontiers, Inc. (13)
     10.10         Amendment No. 1, dated December 12, 2000, to Amendment No. 6 and Waiver, among Foothill
                   Capital Corporation, DynTek Services, Inc. and Data Systems Network Corporation. (14)
     10.11         Amendment No. 2, dated as of  December 29, 2000, to Amendment No. 8 and Waiver, among
                   Foothill Capital Corporation, DynTek Services, Inc. and Data Systems Network Corporation.
                   (14)
     10.12         Amendment No. 3, dated as of January 12, 2001, to Amendment No. 8 and Waiver, among
                   Foothill Capital Corporation, DynTek Services, Inc. and Data Systems Network Corporation.
                   (14)
     10.13         Amendment No. 4, dated as of January 26, 2001, to Amendment No. 8 and Waiver, among
                   Foothill Capital Corporation, DynTek Services, Inc. and Data Systems Network Corporation.
                   (14)
     10.14         Letter Agreement, dated November 3, 2000, between DynTek, Inc. and LaborSoft Corporation.
                   (14)
     10.15         Amendment No. 9 to Loan and Security Agreement, dated as of March 30, 2001, among Foothill
                   Capital Corporation, and DynTek Services, Inc. (18)
     10.16         Employment Agreement, dated as of January 2, 2001, between DynTek, Inc. and Steven J. Ross.
                   (18)
     10.17         Amendment No. 10 to Loan and Security Agreement, dated as of June 30, 2001 among Foothill
                   Capital Corporation, and DynTek Services, Inc.  (19)
     10.18         Stock Purchase and Settlement Agreement, dated August 20, 2002, between DynCorp and DynTek,
                   Inc. (20)
     10.19         Promissory Note, dated August 20, 2002, made by DynTek, Inc. in favor of DynCorp, for
                   $5,000,000 in principal amount. (20)
     10.20         Warrant, dated August 20, 2002, made in favor of DynCorp for 7,500,000 shares of Class A
                   Common Stock. (20)


     10.21         General Release, dated August 20, 2002, of DynTek, Inc. by DynCorp.  (20)
     10.22         General Release, dated August 20, 2002, of DynCorp by DynTek, Inc. (20)
     10.23         Amendment No. 14 and Waiver to Loan and Security Agreement, dated August 20, 2002, among
                   DynTek Services, Inc., DynTek, Inc. and Foothill Capital Corporation.  (20)
     21.           DynTek subsidiaries. (10)
     23.           Consent of Grassi & Co., P.C.
     99.1          Section 906 Certification of Steven J. Ross
     99.2          Section 906 Certification of James Linesch



-----------
      1.           Incorporated by reference, filed as an exhibit to Amendment No. 1 to the Registrant's
                   Registration Statement on Form S-1 filed on October 13, 1992.
      2.           Incorporated by reference, filed as an exhibit to Amendment No. 2 to the Registrant's
                   Registration Statement on Form S-1 filed on November 10, 1992.
      3.           Incorporated by reference, filed as an exhibit to Amendment No. 4 to the Registrant's
                   Registration Statement on Form S-1 filed on December 4, 1992.
      4.           Incorporated by reference,  filed as an exhibit to Amendment No. 5 to the Registrant's
                   Registration Statement on Form S-1 filed on December 8, 1992.
      5.           Incorporated by reference, filed as an exhibit to the Company's Report on Form 10-Q, filed on December 24, 1998.
      6.           Incorporated by reference, filed as an Exhibit to the Company Current Report on Form 8-K,
                   filed on December 6, 1999.
      7.           Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K,
                   filed on February 29, 2000.
      8.           Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K,
                   filed on May 19, 2000.
      9.           Incorporated by reference, filed as an Exhibit to the Company's Registration Statement on
                   Form S-4, filed on May 1, 2000 (File No. 333-36044).
     10.           Incorporated by reference, filed as an Exhibit to the Company's Amendment No. 1 to
                   Registration Statement on Form S-4, filed on July 13, 2000 (File No. 333-36044).
     11.           Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K,
                   filed on August 24, 2000.
     12.           Incorporated by reference, filed as an Exhibit to
                   the Quarterly Report on Form 10-Q of Data Systems Network
                   Corporation for the quarter ended September 30, 1998.
     13.           Incorporated by reference, filed as an Exhibit to the Company's Annual Report on Form
                   10-K/A, filed on October 27, 2000.
     14.           Incorporated by reference, filed as an Exhibit to the Company's Quarterly Report of Form
                   10-Q, filed on December 31, 2000.
     15.           Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K,
                   filed on January 11, 2001.
     16.           Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K,
                   filed on April 17, 2001.


     17.           Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K,
                   filed May 2, 2001.
     18.           Incorporated by reference, filed as an Exhibit to the Company's Quarterly Report on Form
                   10-Q, filed May 15, 2001.
     19.           Incorporated by reference, filed as an exhibit to the Company's Annual Report on Form 10-K, filed on September 26, 2001.
     20.           Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K,
                   filed August 20, 2002.
     21.           Incorporation by reference, filed as Annex D to the Company's definitive Proxy Statement for Special Meeting of Stockholders on November 20, 2001, filed November 5, 2001



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 14, 2002

DYNTEK, INC.



BY:  /s/ Steven J. Ross
   ---------------------------------
     Steven J. Ross, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURES                                   TITLE                                  DATE


                                              President, Chief Executive
/s/ Steven J. Ross                            Officer and Chairman                           October 14, 2002
------------------------------------------
             Steven J. Ross

                                              Chief Financial Officer, Chief
/s/ James Linesch                             Accounting Officer, Executive                  October 14, 2002
------------------------------------------    Vice President, Director and
             James LinescH                    Secretary

                                                           Director
/s/ Brian D. Bookmeier                                                                       October 14, 2002
------------------------------------------
           Brian D. Bookmeier

                                                           Director
/s/ Michael Grieves                                                                          October 14, 2002
------------------------------------------
             Michael Grieves

                                                           Director
/s/ Marshall Toplansky                                                                       October 14, 2002
------------------------------------------
           Marshall Toplansky


                                 CERTIFICATIONS

I, Steven J. Ross, certify that:

1.   I have reviewed this annual report on Form 10-K of DynTek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 14, 2002.                         /S/  Steven J. Ross
                                                     ----------------------
                                                     Steven J. Ross
                                                     Chief Executive Officer

I, James Linesch, certify that:

1.   I have reviewed this annual report on Form 10-K of DynTek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 14, 2002.                              James Linesch
                                                     ---------------------------
                                                     James Linesch
                                                     Chief Financial Officer