Form 10-K/A
period 2002-06-30
DYNTEK INC
filed 2002-10-28
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002
                                       OR
                          TRANSITION REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS. YES X No __

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X

The aggregate market value of the voting stock held by non-affiliates for the issuer as of September 30, 2002 was approximately $22,432,463.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of September 30, 2002 was 35,421,733.

Documents incorporated by reference: None.

This form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of DynTek, Inc. ("DynTek") filed with the Securities and Exchange Commission on October 15, 2002 for the purpose of adding the following items:

(a)      Part III, Item 10, Directors and Executive Officers of the Registrant;

(b)      Part III, Item 11, Executive Compensation;

(c)      Part III, Item 12, Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters;

(d)      Part III, Item 13, Certain Relationships and Related Transactions; and

(e)      Part III, Item 14, Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K.

No other changes were made to DynTek's Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors as of September 30, 2002 are as follows:

                                                       Principal Occupation, Business
      Name                              Age            Experience and Directorships





   Steven J. Ross                        44            Since February 2000, Mr. Ross has been our President, Chief
                                                       Executive Officer and Director.  In 2002, Mr. Ross was
                                                       appointed Chairman of the Board.  Mr. Ross has an extensive industry background, most recently serving as General Manager of Toshiba's Computer System Division, responsible for sales, marketing, and operations in North and South America from
                                                       1998 to 1999.  Prior to that, Mr. Ross was President and
                                                       General Manager of the Reseller Division and President of
                                                       Corporate Marketing at Inacom Corporation from 1996 to 1998.
                                                       Mr. Ross' other positions have included responsibility for sales and marketing, operations, strategic planning, and
                                                       other senior executive activities.

   James Linesch                         48            Since August 14, 2000, Mr. Linesch has served as our Chief
                                                       Financial and Chief Accounting Officer, Executive Vice
                                                       President and Secretary, and since February 1997 Director, of
                                                       DynTek.  Previously, Mr. Linesch was the President, Chief
                                                       Executive Officer and Chief Financial Officer of CompuMed, a
                                                       public computer company involved with computer assisted
                                                       diagnosis of medical conditions, which he joined in April
                                                       1996 as Vice President and Chief Financial Officer.
                                                       Mr. Linesch served as our Vice President, Chief Financial
                                                       Officer from August 1991 to April 1996.  From May 1998 to
                                                       August 1991, Mr. Linesch served as the Chief Financial
                                                       Officer of Science Dynamics Corp., a corporation involved in the development of computer software.  Mr. Linesch holds a
                                                       Certified Public Accountant ("CPA") certification in the
                                                       State of California, where he practiced with Price Waterhouse from 1981 to 1984.


   Brian D. Bookmeier                    43            Mr. Bookmeier is Vice President of Seven Sons, Inc., d/b/a
                                                       Las Vegas Golf &Tennis.  Seven Sons, Inc. is in the business of franchised retailing of golf and tennis products.  Mr.
                                                       Bookmeier has held this position since 1997.  Mr. Bookmeier has served as a Director for us since July 1995, and was
                                                       President and Chief Executive for us from July 1995 to
                                                       February 2000.  From September 1989 until its merger into
                                                       DynTek, Mr. Bookmeier served as Executive Vice President and a Director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies.  He has been a
                                                       Director of the American Diabetes Association since June
                                                       1995.  Also, Mr. Bookmeier has been a Director of Azurel,
                                                       Ltd. Since 2000.  Azurel filed for bankruptcy protection in
                                                       2001.  The Plan of Reorganization for Azurel was confirmed on
                                                       February 13, 2002 and on September 19, 2002 its bankruptcy case was closed by the Bankruptcy Court of the District of
                                                       New Jersey.

   Michael W. Grieves                    50            Mr. Grieves has been a director since August 14, 2000.  Mr.
                                                       Grieves served as Data Systems Corporation's President, Chief
                                                       Executive Officer and Chairman of the Board from its
                                                       inception in 1986 until 2000.  Prior to 1986, Mr. Grieves
                                                       served in executive, managerial and technical capacities with
                                                       Computer Alliance Corporation, a turnkey system house; Quanex
                                                       Management Sciences, a computer services bureau; and Lear
                                                       Siegler Corporation, and has more than 25 years of experience in the computer industry.

   Marshall Toplansky                    52            Mr. Toplansky has been a director for us since October 2002.
                                                       Marshall founded the consulting firm Core Strategies in 1996 and serves as its Chief Executive Officer. The firm
                                                       specializes in evaluating all aspects of a company's business strategy and in positioning companies to obtain public
                                                       financing. Prior to founding Core, Mr. Toplansky served as
                                                       Vice President, Marketing for U.S. Robotics from 1988 to
                                                       1994. Mr. Toplansky has an MBA degree from the Harvard
                                                       Business School, and a BA (magna cum laude) in Political
                                                       Science/Chinese from SUNY at Albany.
   Wade Stevenson                        39
                                                       Mr. Stevenson has served as our Vice President,
                                                       Finance since February 2001 and as the Director
                                                       of Finance for Data Systems Network
                                                       Corporation since 1998, which we acquired in
                                                       August 2000. Prior to that, Mr. Stevenson was a
                                                       Regional Vice President  of Finance for Waste
                                                       Management Inc., a  Fortune 500 Company,
                                                       where he also held other progressive financial
                                                       management positions from 1989 to 1998. Mr.
                                                       Stevenson is a CPA in the state of Michigan and
                                                       practiced with Reznick,  Fedder and Silverman, a
                                                       regional public  accounting firm from 1987 to 1989.

   Arion Kalpaxis                        46            Mr. Kalpaxis has served as our Chief Information Officer
                                                       since September 2001, and has served in other management



                                                       positions with the Company since 1998.   From 1994 to 1997,
                                                       Mr. Kalpaxis was a vice president at Bankers Trust and became a founder and general manager of AstraTek, a software
                                                       development group formed under BT Ventures, the venture
                                                       capital group of Bankers Trust Company.  AstraTek was
                                                       acquired by the Company in 1998.  From 1986 to 1994, Mr.
                                                       Kalpaxis was a management consultant.  Mr. Kalpaxis served eight years in the U.S. Navy as an officer and aviator.
                                                       Kalpaxis received a bachelor's degree in physics from CCNY, the City College of New York.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish to us copies of all such filings. We have determined, based solely upon a review of those reports and amendments thereto furnished to us during and with respect to the year ended June 30, 2002 and any written representations from reporting persons, that all filing requirements were timely satisfied by our officers and directors.

ITEM 11.  EXECUTIVE COMPENSATION

[Need to update numbers of shares, percentage of ownership and footnotes to the tables below.]

         The following table sets forth the compensation paid during the three years ended June 30, 2002 to our chief executive officer and our other most highly paid executive officers whose annual salary and bonus, exceeded $100,000 for all services rendered to us during each such annual period.


                                                 Annual
                                               Compensation                            Long Term Compensation
                                                                   Other       Restricted                              All Other
                              Fiscal                               Annual         Stock       Options/     LTIP         Compen-
                                    -                                    -                    --------
     Name and Position        Year        Salary($)    Bonus($)    Compen-sation Awards       SARs (#)     Payouts      sation
     -----------------        ----        ---------    --------           ------ ------       --------     -------      ------
Steven J. Ross                2002       $376,000      $205,000     $70,000        --          75,000         --      $40,431(c)
   President, Chief           2001       $175,000         --        $25,000        --          810,000        --          --
   Executive Officer and      2000(a)    $143,000         --           --          --            --           --          --
   Chairman of the Board

James Linesch                 2002       $179,000     $  75,000        --          --          45,000         --       $6,321(c)
   Chief Financial Officer,   2001(b)    $138,000     $  10,000     $25,000        --          335,000        --          --
   Executive Vice President   2000             --         --           --          --            --           --
   and Director

Wade Stevenson                2002       $129,000      $  20,000       --          --           20,000        --          --
   Vice President             2001       $  98,990     $ 26,000        --          --            --           --          --
   Finance                    2000       $  73,337     $ 13,500        --          --            --           --          --

Arion Kalpaxis                2002       $176,000         --        $25,000        --           15,000        --          --
   Chief Technology Officer   2001       $153,798         --           --          --            --           --          --
                              2000       $140,000         --           --          --            --           --          --


a) On May 15, 2000, we entered into a consulting agreement with Mr. Ross, which replaced a previous agreement that he had with BugSolver.com, Inc., a DynTek subsidiary. The agreement provided for a monthly consulting fee of $23,000. Mr. Ross subsequently entered into an Employment Agreement with us in January 2001 and his consulting agreement was terminated. On December 10, 2001, we entered into a new employment agreement with Mr. Ross which replaced the prior agreement. For terms of this agreement se the section entitled "Employment Agreements."

b) Mr. Linesch entered into an employment agreement with us on August 14, 2000, at a base salary of $157,500 per year, for an annually renewable term of one year. Mr. Linesch's base salary under the agreement was increased to $200,000 on August 14, 2001 and he also became eligible for bonus payments of $25,000 per quarter on that date.

c) In accordance with the terms of their employment agreements, both Mr. Ross and Mr. Linesch are reimbursed for medical claims that are not payable under our health plan. Since we are currently operating under a self-insurance health plan, such reimbursements are considered as a component of compensation.

Option Grants

         The following table sets forth certain information, as of June 30, 2002, concerning individual grants of stock options made during the fiscal year ended June 30, 2002 to each of the persons named in the Summary Compensation Table above.

              Option/SAR Grants in Fiscal Year Ended June 30, 2002

                               Number of                                                     Potential Realizable Value at
                               Securities           Percent of Total                         Assumed Annual Rates of Stock
                               Underlying             Options/SARs        Exercise or Base         Price Appreciation
                          Options/SARs Granted   Granted in Fiscal Year     Price ($/Sh)            for Option Term
                                       -------                     ----           ------            ---------------
          Name
          (a)                     (b)                     (c)                    (d)               5%              10%

     Steven J. Ross              75,000                    8%                   $2.07            $8,000          $16,000
     James Linesch               45,000                    5%                   $2.09            $5,000          $9,000
     Wade Stevenson              20,000                    2%                   $2.04            $2,000          $4,000
     Arion Kalpaxis              15,000                    2%                   $2.04            $2,000          $3,000

         The following table sets forth information concerning exercises of stock options by each of the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2002 and the fiscal year-end value of options held by such named individuals.

              AGGREGATED OPTION/SAR EXERCISED IN FISCAL YEAR ENDED
               JUNE 30, 2002 AND FISCAL YEAR-END OPTION/SAR VALUES


                                                             Number of Securities Underlying    Value of Unexercised In-The-Money
                              Shares                       Unexercised Options/SARs At Fiscal    Options/SARs At Fiscal Year-end
                           Acquired on         Value                  Year-End (#)                             ($)
          Name             Exercise (#)    Realized ($)         Exercisable/Unexercisable           Exercisable/Unexercisable
          ----             ------------    ------------         -------------------------           -------------------------

          (a)                  (b)              (c)                        (d)                                 (e)
     Steven J. Ross             --               0                   869,000/65,000                     $497,000/$497,000
     James Linesch              --               0                   375,000/35,000                     $124,000/$124,000
     Wade Stevenson             --               0                    22,000/40,000                      $10,000/$11,000
     Arion Kalpaxis             --               0                      0/15,000                              $0/$0

Employment Agreements

     On December 10, 2001, we entered into an employment  agreement  with Steven
J. Ross, our President, Chief Executive Officer, and Chairman of the Board, which replaced the prior employment agreement dated January 2, 2001. The agreement is for one year and automatically renews for subsequent one-year periods unless we provide written notice of our intention not to renew at least six months prior to the anniversary date. The agreement includes a base salary of $400,000 per year and quarterly bonus payments of $50,000, based on certain criteria. The criteria for the fiscal year ended June 30, 2002 was as established in the agreement, and in subsequent quarters the criteria is to be established by mutual consent between Mr. Ross and the compensation committee. Mr. Ross is also entitled to company-paid life insurance, long-term disability and supplemental medical insurance coverage. In the event Mr. Ross is terminated without cause, he is entitled to receive payments equal to one year's salary plus bonus, payable one half in a lump sum at termination and one half in equal monthly installments over 24 months. In addition, Mr. Ross is entitled to the same compensation and stock option benefits afforded non-employee directors.


     On August 14, 2000, we entered into an employment agreement with James Linesch, our Chief Financial Officer and Executive Vice President. The agreement is for one year and automatically renews for subsequent one-year periods unless we provide written notice of our intention not to renew at least six months prior to the anniversary date. The initial base compensation is $157,500 per year, subject to annual increases. Mr. Linesch is also entitled to company-paid life insurance, long-term disability and supplemental medical insurance coverage. The base compensation was increased on August 14, 2001 to $200,000, and Mr. Linesch became eligible for quarterly bonus payments in the amount of $25,000, subject to the same process for establishing criteria as that for the CEO. In the event Mr. Linesch is terminated without cause, he is entitled to receive a payment equal 18 months salary plus potential bonus. In addition, Mr. Linesch is entitled to the same compensation and stock option benefits afforded non-employee directors.


Compensation of Directors

     Directors, other than those who also are our employees, are paid an annual Board Membership fee of $25,000, are reimbursed for certain reasonable expenses incurred in attending Board or Committee meetings and are eligible for awards under the DynTek 1997 Non-employee Directors' Stock Option Plan. The Non-employee Directors' Plan provides for option grants with respect to 10,000 shares of Common Stock to be made to each eligible director upon each July 1st on which such director is a member of the DynTek Board of Directors. Options are exercisable for 5 years after the date of grant. The exercise price for any option under the plan shall be equal to the fair market value of the Common Stock at the time such option is granted. The plan provides that grants thereunder vest immediately. During the year ended June 30, 2002, each of Messrs. Bookmeier and Grieves received grants in accordance with the Non-employee Directors' Plan.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
                            IN COMPENSATION DECISIONS

     During the first half of the fiscal year ended June 30, 2002, Messrs. Damon
D. Testaverde, James Linesch and Michael Grieves served as the members of the Compensation Committee of the Board of Directors. On December 27, 2001, Mr. Testaverde and resigned and Mr. Mandell was appointed to the Compensation Committee and Mr. Ross replaced Mr. Linesch. Accordingly, the members of the Compensation Committee as of June 30, 2002 were Messrs. Mandell, Grieves and Ross. Mr. Ross and Mr. Linesch were both employees during the fiscal year. Mr.

Mandell is no longer a member of our Board of Directors or of our Compensation Committee. Accordingly, the current members of the Compensation Committee are Messrs. Ross, Grieves and Toplansky.

         As of June 30, 2002, our Compensation Committee consisted of Messrs. Mandell, Grives and Ross, with only Mr. Ross being an employee of ours. For information concerning Mr. Ross' employment agreement, see "Employment Agreements," above. Mr. Mandell is an executive officer of DynCorp. Following the merger of DynCorp Management Resources, Inc. into our wholly-owned subsidiary on December 27, 2001, DynCorp became our largest shareholder, owning of record and beneficially approximately 38% of our outstanding Common Stock. On August 20, 2002, we repurchased a portion of the DynTek Class B common stock from DynCorp and the remaining Class B common stock held by DynCorp (constituting the balance of all outstanding Class B common stock) were converted by DynCorp to DynTek Class A common stock. For a description of the merger, see "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table sets forth information regarding the beneficial ownership of outstanding Class A Common as of September 30, 2002 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock, referred to as the 5% owners. For purposes of the following table, the number of shares of Class A Common Stock assumes the conversion to Class A Common Stock of all outstanding shares of Preferred Stock. No person holds 5% or more of the outstanding Preferred Stock

                                                            Number of Shares                     Percentage
     Name and Address of                                    of Common Stock                    Outstanding of
       Beneficial Owner (2)                              Beneficially Owned (1)              Common Stock Owned
       ----------------                                  ------------------                  ------------------
DynCorp(3)                                                     17,836,663                         38.0%
11710 Plaza America Drive
Reston, VA 21090-6010
H. T. Ardinger(5)                                               3,005,949                          7.3%
9040 Governors Row
P.O. Box 569360
Dallas, TX 75356
Estate of Fred Kassner(4)                                       2,809,455                          7.1%
59 Spring Street
Ramsey, NJ  07446
Steven J. Ross (6)                                                963,845                          2.4%
Michael W. Grieves (7)                                            772,229                          2.0%
34705 West 12 Mile Road, Suite 300
Farmington Hills, MI 48009
James Linesch (8)                                                 563,573                          1.4%
Brian D. Bookmeier (9)                                            322,065                          *
c/o Las Vegas River Avenue, Suite 20
Novi, MI 48152
Arion Kalpaxis (10)                                               302,500                          *
Marshall Toplansky (11)                                           130,000                          *
Wade Stevenson                                                     62,250                          *
ALL OFFICERS AND DIRECTORS                                      2,118,462                          7.6%
as a group (7 persons) (3)(6)(7)(8)(9)
*  Less than 1%

(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o DynTek, Inc., 18881 Von Karman Avenue, Irvine, California 92612.

(3) For DynCorp, includes 10,336,663 shares of Class B Common Stock, held by DynCorp as record and beneficial owner and 7,500,000 warrants to acquire Class A Common Stock at $4.00 per share.

(4) For the Estate of Mr. Kassner, includes 40 shares of Common Stock underlying the our publicly-traded Class A Warrants and 100,000 shares of Common Stock underlying Warrants granted in connection with certain financial accommodations granted by Mr. Kassner related to the release of security interests in our assets.

(5) Includes 1,140,310 shares that Mr. Ardinger has the right to acquire under an agreement with ViewCast, Inc. and 1,479,550 shares under publicly-traded Class A warrants.

(6) Includes options to purchase 895,000 shares of Common Stock exercisable at prices ranging from $1.25 to $2.25 per share granted to Mr. Ross under the DynTek 1992 and 2001 Employee Stock Option Plans, 10,000 shares of Common Stock underlying options granted at $2.81 per share under the DynTek 1997 Non-Employee Director's Stock Option Plan, 19,845 shares of Common Stock which are issuable upon conversion of 7,938 shares of Series A Preferred Stock, and 49,000 shares of Common Stock underlying options to purchase 19,600 shares of DynTek Series A Preferred Stock with strike prices of $1.69 per share.

(7)        Includes 141,883 shares of Common Stock which are issuable to Dr.
Grieves upon conversion of 56,753 shares of Preferred Stock held by him. Also includes beneficial ownership of options to purchase 90,846 shares of Common Stock at prices between $0.957 to $13.52 per share, upon exercise of options to purchase 36,642 shares of Preferred Stock. Also includes 20,000 options exercisable for Common Stock (10,000 exercisable at $2.25 per share of Common Stock and 10,000 exercisable at $1.75 per share of Common Stock) granted to Dr. Grieves under the DynTek 1997 Non-Employee Director's Stock Option Plan.

(8) Includes 40,000 options granted to Mr. Linesch (10,000 exercisable at $1.81 per share of Common Stock, 10,000 exercisable at $0.97 per share of Common Stock, 10,000 exercisable at $3.78 per share of Common Stock, 10,000 exercisable at $2.81 per share of Common Stock) under the DynTek 1997 Non-Employee Director's Stock Option Plan, and includes 8,750 shares of Common Stock which are issuable to Mr. Linesch upon conversion and 3,500 shares of Preferred Stock held by him, includes options to purchase 390,000 shares of Common Stock granted to Mr. Linesch at prices ranging from $1.25 to $3.00 under the DynTek 1992 and 2001 Employee Stock Option Plans.

(9) Includes 253,315 shares of Common Stock held by Mr. Bookmeier. Also includes 8,750 shares of Common Stock which are issuable upon conversion of 3,500 shares of Series A Preferred Stock on and after August 14, 2001, options to purchase 60,000 shares of Common Stock granted under the DynTek's 1997 Non-Employee Directors' Stock Option Plan (20,000 exercisable at $3.78 per share of Common Stock, 10,000 exercisable at $0.97 per share of Common Stock, 10,000 exercisable at $2.81 per share of Common Stock and 10,000 exercisable at $2.25 per share of Common Stock, 10,000 exercisable at $0.07 per share of Common Stock).

(10) Includes 15,000 options to purchase 15,000 shares of Common Stock granted to Mr. Kalpaxis at $2.04 per share under the DynTek 2001 Employee Stock Option Plan.

(11) Includes 100,000 options to purchase shares of Common Stock at $3.00 per share issued in 2000 to a company for which Mr. Toplansky is the principal shareholder for services rendered and 30,000 options to purchase shares of Common Stock granted at $1.00 per share under the DynTek 2001 Employee Stock Option Plan

(12) Includes options to purchase 4,900 shares of DynTek Series A Preferred Stock with strike prices between $5.63 and $2.40 per share, and options to purchase 50,000 shares of Common Stock granted prices between $2.04 and $1.25 per share under the DynTek 1992 and 2001 Employee Stock Option Plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At the time of the merger with Data Systems, Dr. Grieves had an employment agreement with Data Systems that DynTek honored by making severance payments to him under that employment agreement as an extended payout of a preexisting obligation incurred by Data Systems. DynTek made payments of $20,000 per month under this agreement, which terminated on August 14, 2001, and Dr. Grieves also was entitled under this agreement to standard employee benefits awarded to all DynTek employees during that period. In October 2001, we advanced $10,000 to Dr. Grieves, and in March 2002, we paid Dr. Grieves $30,000 as a consulting fee for services rendered in connection with the merger with DMR in December 2001. Such fee was paid in the form of a $20,000 cash payment and a $10,000 credit against the repayment of the Note receivable from Dr. Grieves in that amount. In September 2002, we paid Dr. Grieves $10,000 as a consulting fee for services rendered in connection with the settlement negotiations with DynCorp, relating to the merger with DMR.

         In March 2001, we purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers. As a result of its investment, we assigned Dr. Grieves to become the Chairman of the Board of Directors of LaborSoft. We provide infrastructure services to LaborSoft, on a fee-for-service basis, with monthly charges of approximately $25,000.

         On April 25, 2001, we entered into an Agreement and Plan of Merger, and an Agreement and Plan of Reorganization (the "Reorganization Agreement") each with DMR, Newport Acquisition Corp. and DynCorp. The Reorganization Agreement was subsequently amended four times. On December 27, 2001, we entered into a Fourth Amendment to the Agreement and Plan of Merger with DynTek, Newport Acquisition Corp., DynTek Services, Inc., DynCorp and DMR. Pursuant to the Reorganization Agreement, as amended, DMR was merged with and into DynTek Services, Inc. and renamed DynTek Services, Inc. The initial merger consideration delivered to DynCorp consisted of 18,336,663 shares of DynTek Class B common stock, subject to additional shares of Class B common stock being issued to DynCorp as additional merger consideration under the terms of the Reorganization Agreement.

         On August 20, 2002, we entered into a Stock Purchase and Settlement Agreement (the "Settlement Agreement") with DynCorp, pursuant to which disputes, including those resulting from the December 2001 merger with DMR were settled. As a part of the Settlement Agreement, we repurchased a portion of the DynTek Class B common stock from DynCorp and the remaining Class B common stock held by DynCorp (constituting the balance of all outstanding Class B common stock, were converted by DynCorp to DynTek Class A common stock. As part of the Settlement Agreements DynCorp also was granted 3-year warrants to acquire 7,500,000 shares of Class A Common Stock exerciseable at $4.00 per share.

         On January 31, 2001, we forgave $70,000 of a note receivable from Mr. Ross, our Chief Executive Officer, as a bonus.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      None

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

4.10              2001 Employee Incentive Stock Option Plan.  (20)

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

10.15 Amendment No. 9 to Loan and Security Agreement, dated as of March 30, 2001, among Foothill Capital Corporation, and DynTek Services, Inc. (18)

10.16 Employment Agreement, dated as of December 10, 2001, between DynTek, Inc. and Steven J. Ross. (21)

10.17 Amendment No. 10 to Loan and Security Agreement, dated as of June 30, 2001 among Foothill Capital Corporation, and DynTek Services, Inc. (19)

10.18 Stock Purchase and Settlement Agreement, dated August 20, 2002, between DynCorp and DynTek, Inc. (22)

10.19             Promissory Note, dated August 20, 2002, made by DynTek, Inc.
                  in favor of DynCorp, for $5,000,000 in principal amount.  (22)

10.20 Warrant, dated August 20, 2002, made in favor of DynCorp for 7,500,000 shares of Class A Common Stock. (22)

10.21             General Release, dated August 20, 2002, of DynTek, Inc. by
                  DynCorp.  (22)

10.22             General Release, dated August 20, 2002, of DynCorp by DynTek,
                  Inc.  (22)

10.23 Amendment No. 14 and Waiver to Loan and Security Agreement, dated August 20, 2002, among DynTek Services, Inc., DynTek, Inc. and Foothill Capital Corporation. (22)

21.               DynTek subsidiaries.  (10)

99.1              Section 906 Certification of Steven J. Ross

99.2              Section 906 Certification of James Linesch



-------------------

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

20. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed August 20, 2002.

21. Incorporated by reference, filed as an Annex D to the Company's definitive Proxy Statement for Special Meeting of Stockholders on November 20, 2001, filed November 6, 2001.

22. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed August 20, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: OCTOBER 28, 2002

DYNTEK, INC.

BY:  /s/ Steven J. Ross
    --------------------
         Steven J. Ross, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.



SIGNATURES                               TITLE                                  DATE


/s/ Steven J. Ross                       President, Chief Executive Officer     October 28, 2002
---------------------------              and Chairman
         Steven J. Ross
/s/ James Linesch                        Chief Financial Officer, Chief         October 28, 2002
------------------
         James Linesch                   Accounting Officer, Executive Vice
                                         President, Director and Secretary
/s/ Brian D. Bookmeier                   Director                               October 28, 2002
---------------------------
         Brian D. Bookmeier
/s/ Michael Grieves                      Director                               October 28, 2002
---------------------------
         Michael Grieves
/s/ Marshall Toplansky                   Director                               October 28, 2002
---------------------------
         Marshall Toplansky


                                 CERTIFICATIONS

I, Steven J. Ross, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of DynTek, Inc. ("10-K/A No. 1");

2. Based on my knowledge, this 10-K/A No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this 10-K/A No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 28, 2002.                              /s/Steven J. Ross
                                                     ---------------------------
                                                     Steven J. Ross
                                                     Chief Executive Officer



I, James Linesch, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of DynTek, Inc. ("10-K/A No. 1");

2. Based on my knowledge, this 10-K/A No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this 10-K/A No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 28, 2002.                              /s/James Linesch
                                                     --------------------------
                                                     James Linesch
                                                     Chief Financial Officer