Form 10-Q
period 2002-09-30
DYNTEK INC
filed 2002-11-19
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

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




     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of November 8, 2002 was 35,426,818.

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX
PART I - FINANCIAL INFORMATION                                           Page
                                                                         Number
Item 1.  Consolidated Financial Statements (unaudited)

     Consolidated Balance Sheets - September 30, 2002                          3
         and June 30, 2002

     Consolidated Statements of Operations and Comprehensive
         Loss - For the Three Months ended September 30, 2002 and 2001         4


     Consolidated Statements of Cash Flows - For the                           5
         Three Months ended September 30, 2002 and 2001

     Notes to Consolidated Financial Statements                           6 - 10

Item 2. Management's Discussion and Analysis of Financial                11 - 14
           Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk            15
Item 4. Controls and Procedures                                               15

PART II - OTHER INFORMATION                                              15 - 16

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

SIGNATURE                                                                     17

CERTIFICATIONS                                                                18

Part I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited)
                          DYNTEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                             September 30,      June 30,
                                              ASSETS                                             2002            2002
                                              ------                                             ----            ----
CURRENT ASSETS:                                                                                Unaudited
         Cash (includes restricted cash of  $846 and $986)                                 $          950  $        1,012
         Accounts receivable, net of allowance for doubtful accounts of $464 and $609              12,320          15,023
         Tax refund receivable                                                                          -             245
         Inventories                                                                                  265           1,008
         Costs and estimated earnings in excess of billings on uncompleted contracts                  171           3,015
         Prepaid expenses and other assets                                                             67             128
         Note receivable - current portion                                                            281             375
         Other receivables                                                                            279             779
                                                                                              ------------    ------------
                  TOTAL CURRENT ASSETS                                                             14,333          21,585

RESTRICTED CASH                                                                                       985             995

INVESTMENTS - Marketable Securities                                                                   400             366

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,047 and $2,844                        1,317           1,514

GOODWILL                                                                                           43,538          43,538
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $432 and $378                          645             698
ACQUIRED CUSTOMER LIST, net of accumulated amortization of $3,620 and $3,110                        9,470           9,979
PURCHASED SOFTWARE, net of accumulated amortization of $368 and $325                                  322             365

NOTES RECEIVABLE, long term, including receivable from officer $100                                 1,017           1,017

DEPOSITS AND OTHER ASSETS                                                                             334             462
                                                                                              ------------    ------------
                                                                                           $       72,361  $       80,519
                                                                                              ============    ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                                  $       13,625  $       16,963
         Line of credit                                                                             5,708           6,347
         Accrued expenses                                                                           4,123           4,437
         Deferred  revenue                                                                          3,435           4,658
         Audit assessment                                                                           1,878           1,861
         Notes payable                                                                                231           1,250
         Capital leases, net of long term portion                                                     144             144
                                                                                              ------------    ------------
                  TOTAL CURRENT LIABILITIES                                                        29,144          35,660

DEFERRED REVENUE - long term                                                                          985             995
LONG TERM PORTION CAPITAL LEASE                                                                        53              84
NOTE PAYABLE to STOCKHOLDER                                                                         5,000               -
                                                                                              ------------    ------------
                             TOTAL LIABILITIES                                                     35,182          36,739
                                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                                           -               -
STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value, 10,000,000 shares authorized;
         1,616,397 and 1,616,397 shares issued and outstanding as of September
         30, 2002 and June 30,
         2002, respectively                                                                             1               1
         Class A Common stock, $.0001 par value, 70,000,000 shares authorized;
         35,421,733 shares and 23,533,692 shares issued and outstanding after deducting
         300,000 and 0 shares in treasury as of September 30, 2002 and June 30, 2002,
         respectively                                                                                   4               2
         Class B Common stock, $.0001 par value, 20,000,000 shares authorized; 0 shares and 18,336,663 shares issued and outstanding as of September 30, 2002 and June
         30, 2002, respectively                                                                         -               2
         Additional paid-in-capital                                                                80,773          86,193
         Unrealized loss on securities                                                               (126)           (131)
         Deficit                                                                                  (43,473)        (42,287)
                                                                                              ------------    ------------
                  TOTAL STOCKHOLDERS' EQUITY                                                       37,179          43,780
                                                                                              ------------    ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       72,361  $       80,519
                                                                                              ============    ============
                 See notes to consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                  For the Three Months Ended
                                                               September 30,      September 30,
                                                               ---------------- -- ---------------
                                                                   2002                2001
                                                              ----------------    ---------------
REVENUES:
     Product Revenue                                       $            6,162  $           6,497
     Service Revenue                                                   19,093              5,088
                                                              ----------------    ---------------
               Total revenues                                          25,255             11,585
                                                              ----------------    ---------------

COST OF REVENUES:
     Cost of products                                                   5,267              5,296
     Cost of services                                                  16,653              3,853
                                                              ----------------    ---------------
               Total cost of revenues                                  21,920              9,149
                                                              ----------------    ---------------
GROSS PROFIT                                                            3,335              2,436
                                                              ----------------    ---------------

OPERATING EXPENSES:
     Selling expenses                                                   2,184              1,964
     General and administrative expenses                                1,334                918
     Application development                                                -                340
     Depreciation and amortization                                        809                543
                                                              ----------------    ---------------
              Total operating expenses                                  4,327              3,765
                                                              ----------------    ---------------
LOSS FROM OPERATIONS                                                    (992)            (1,329)
                                                              ----------------    ---------------
OTHER INCOME (EXPENSE):
     Interest expense                                                   (174)              (186)
     Interest income                                                       8                 12
     Equity interest in loss of investee                                 (28)              (107)
                                                              ----------------    ---------------
                  Total other expense                                   (194)              (281)
                                                              ----------------    ---------------

LOSS BEFORE INCOME TAX                                                (1,186)            (1,610)
                                                              ----------------    ---------------
     INCOME TAX                                                             -                 43
                                                              ----------------    ---------------
     NET LOSS                                                         (1,186)            (1,653)
                                                              ================    ===============
     NET LOSS PER SHARE:                                   $           (0.03)  $          (0.08)
                                                              ================    ===============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION              38,646,044         20,924,214
                                                              ================    ===============
NET LOSS                                                   $          (1,186)  $         (1,653)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Reversal of unrealized gain (loss) on
     available-for-sale- securities                                         5               (56)
                                                              ----------------    ---------------
COMPREHENSIVE LOSS                                         $          (1,181)  $         (1,709)
                                                              ================    ===============


                 See notes to consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                            Three months ended
                                                                                            ------------------
                                                                                          September 30, September 30,
                                                                                            2002           2001
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $      (1,186)  $   (1,653)
                                                                                         ------------    ---------
     Adjustments to reconcile net loss to net cash provided by( used in)
     operating activities:
        Depreciation and amortization                                                            756          489
        Amortization of capitalized software costs                                                53           54
        Equity interest in investee                                                               28          107

     Changes in operating assets and liabilities:
        Accounts receivable                                                                    2,703        (461)
        Inventory                                                                                743          894
        Costs and estimated earnings in excess of billings on uncompleted
        contracts                                                                              2,844            -
        Prepaid expenses and other current assets                                                342         (66)
        Note receivable                                                                           94
        Deposits and other assets                                                                100           23
        Accounts payable                                                                     (3,338)        (521)
        Deferred revenue                                                                     (1,225)          274
        Notes payable                                                                        (1,019)            -
        State audit reserve                                                                       17           17
        Accrued expenses                                                                       (310)        (372)
                                                                                         ------------    ---------
             Total adjustments                                                                 1,788          438
                                                                                         ------------    ---------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      602      (1,215)
                                                                                         ------------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash proceeds from sale of securities                                                        13            -
     Capital expenditures                                                                        (7)         (30)
                                                                                         ------------    ---------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        6         (30)
                                                                                         ------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) proceeds under bank line of credit                                       (639)          731
     Capital lease repayments                                                                   (31)            -
     Issuance of short term convertible securities                                                 -          307
                                                                                         ------------    ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (670)        1,038
                                                                                         ------------    ---------
NET DECREASE IN CASH                                                                            (62)        (207)

CASH AT BEGINNING OF YEAR                                                                      1,012        1,309
                                                                                         ------------    ---------
CASH AT END OF PERIOD                                                                 $          950  $     1,102
                                                                                         ============    =========
                 See notes to consolidated financial statements


                           DYNTEK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of Dyntek, Inc. and Subsidiaries ("DynTek") or ("the Company")have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2002 included in the Form 10-K for the year then ended and Form 10-K/A filed on October 13, 2002.

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


2.       Restricted Cash

At September 30, 2002, cash of $ 1,831,000 was received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements. Of this amount, approximately, $846,000 will be released during the next year. The non-current portion, $985,000, has been classified as a non-current asset.

3.       Credit Facility

The credit agreement with Foothill Capital (the "Foothill Agreement") provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at September 30, 2002, according to the collateral formula, was approximately $8,706,000 of which $5,708,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (4.75% at September 30, 2002) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under terms similar to the current agreement.

In connection with the Foothill Agreement extension amendment, DynTek Services is required to maintain certain financial covenants, based upon defined EBITDA, tangible net worth and interest coverage ratio of the subsidiary. DynTek Services is in compliance with the covenants as of September 30, 2002. In connection with Foothill's consent for the merger with DynCorp Management Services, Inc. ("DMR"), the Company agreed to raise an additional $3 million of capital investment within 30 days of the consummation of the merger. This period has been extended per an amendment to the Foothill Agreement until November 20, 2002. The company has raised $2.1 million of such amount as of September 30, 2002. It is not certain that DynTek will be able to raise the additional equity by that date, and a waiver will be requested if DynTek is not successful.

4.       Marketable Securities

Marketable securities have been classified as available for sale securities at September 30, 2002 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At September 30, 2002, the unrealized loss on securities was $126,000.

5.       Commitments, Contingencies, and Other Agreements

On July 10, 2000, the Company was named as a nominal defendant in a stockholder's derivative action brought in the Supreme Court of New York, New York County, on behalf of DynTek by Paul Miletich. On August 20, 2002, a final order approving settlement and dismissing action by Paul Miletich was filed in the New York County Clerk's Office. The settlement approved a stipulation that The Rubin Family Trust transfer to DynTek 300,000 shares of DynTek common stock and 125,000 shares of MedEmerg common stock, as full settlement of a guarantee provided by Mr. Rubin pertaining to a transaction with StyleSite Marketing. Additionally, the insurance underwriters for DynTek paid the Company $300,000 on behalf of the director defendants. DynTek reimbursed plaintiff's counsel for fees and expenses of $330,000, of which 20% was paid in MedEmerg stock (80,488 shares). The shares of DynTek common stock were received and will be retired and the remaining shares of MedEmerg common stock are being held as marketable securities. No gain or loss was recorded in connection with the settlement.

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

On September 16, 2002 a Notice and Motion for Judgment was filed in the Circuit Court of Pulaski County, Virginia the transportation provider alleging non-payment for transportation services alleged to have been provided in support of the Virginia Non-Emergency Transportation contract and alleged to have been valued in excess of $516,000. DynTek has had this matter removed to the United States District Court, Western District of Virginia, Roanoke Division. The Company believes that this claim is without merit because the services were provided outside the Company's transportation brokerage agreement with the Commonwealth of Virginia.

In February 2002, the Company purchased the assets of Exodus Communications, Inc. ("Exodus") for $175,000, including an assignment to the Company of the Exodus subsidiary's contracts with its existing customers. Under the purchase agreement and the service agreements, the Company is obligated to pay a net amount of approximately $272,000 as of September 30, 2002. The Company is currently in discussions with the Exodus bankruptcy trustees about payment terms.

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

In a matter relating to a prior business of the Company, divested in 1998, one of the Company's discontinued wholly-owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 20, 1999, the California Superior Court recommended that the Demand be upheld. On January 26, 2000, the California Court of Appeals upheld the demand. The Company has provided a reserve for the principal amount of $1,340,000 plus $538,000 in accrued interest, or $1,878,000 in total as of September 30, 2002. The Company has decided not to appeal the decisions. The California State Controller's Office has not taken legal action to obtain a judgment against the Company in order to collect this obligation.

On October 11, 2002, Merisel Americas, Inc. filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. The Company does not dispute the claim of $483,000 and is negotiating payment terms. This amount is included in the Company's accounts payable.

6.       Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of September 30, 2002, 573,403 of such shares were converted into 1,432,459 shares of Class A common stock, with a remainder of 1,616,397 shares not yet converted.

In June 2002, the Company sold 1,389,293 shares of Common Stock for $1.50 per share to accredited investors, and converted short-term notes payable into 1,042,039 shares of Class A Common Stock for $1.50 per share to accredited investors. Part of the share issuances were completed in June 2002, and the remaining shares were issued during July 2002. During the quarter ended September 30, 2002, 1,501,844 shares of Class A Common Stock were issued in connection with this placement and conversion of short-term notes.

In July 2002, 24,534 shares of Class A Common Stock were issued to an accredited investor as an extinguishment of an account payable. Stock options were exercised during the quarter ended September 30, 2002 for 25,000 shares of Class A Common Stock.

During August 2002, the Company repurchased and retired 8,000,000 shares of its Class B Common Stock (see note 7), and converted the remaining 10,336,663 shares of Class B Common Stock into the same number of Class A Common Stock shares.

In connection with the settlement of the Miletich Derivative Action, the Company received 300,000 shares of its Class A Common Stock. Such shares were held as treasury stock at September 30, 2002, and the Company plans to retire the shares shortly. The treasury shares have been recorded by the constructive retirement method of accounting.

7.  Dyncorp Settlement Agreement

On August 20, 2002, DynTek entered into the Settlement Agreement with DynCorp its principal stockholder, pursuant to which each of DynTek and DynCorp agreed to settle all disputes between them, including those resulting from DynTek's acquisition by merger of DynCorp's former wholly-owned subsidiary, DMR in December 2001. As part of the Settlement Agreement, DynCorp sold to DynTek 8,000,000 shares of DynTek Class B common stock at a price of $.625 per share, converted its remaining 10,336,663 shares of Class B common stock (constituting the balance of all outstanding Class B common stock) to DynTek Class A common stock, paid to DynTek $5 million to defray losses incurred by DynTek from its operations under the terms of a contract with the Commonwealth of Virginia acquired by DynTek in connection with the DMR merger, and provided a general release to DynTek and its affiliates from any and all claims that it might have against such persons. Such reimbursement of $5 million has been treated as an offset to costs incurred under the Virginia contract. Under the Settlement Agreement, DynTek agreed to pay for the Class B common stock shares acquired from DynCorp with a $5 million principal unsecured, subordinated note maturing on January 2, 2007, bearing interest at 15%. DynTek also agreed to issue to DynCorp warrants to acquire 7,500,000 shares of Class A common stock exercisable for three years at $4.00 per share (the "Warrants"), grant demand registration rights with respect to the Warrants and DynCorp's Class A common stock shares (including those to be acquired upon Warrant exercise), and provide a general release to DynCorp and its affiliates from any and all claims that it might have against such persons.

8.       Business Segments

The following table provides actual selected financial data for our business segments (in thousands):

                                                                       Reportable Business Segments
                                                                   ---------------- ---------------- -----------------
                                                                      Business
                                                                      Process           Network
                                                                      Outsourcing       Services           Total
             Three months ended September 30, 2002                    ------------      ---------          --------
             -------------------------------------

             Sales to external customers                                   $13,570          $11,685           $25,255
             Depreciation and amortization expense                             222              587               809
             Operating income (loss)                                         (355)            (637)             (992)
             Net interest expense (income)                                      89               77               166
             Total assets                                                   41,356           31,005            72,361
             Capital expenditures                                                6                1                 7


During the three months ended September 30, 2001 the Company did not have segment reporting, since the only business segment was Network Services.


9.       Related-Party Transactions

In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis which is common in the industry and can terminate services upon 30 day notification. These monthly charges are approximately $20,000 per month. As of September 30, 2002, the Company had outstanding receivables for such services in the total amount of $500,000, representing unpaid charges since April 2001 and an allowance reserve of $200,000. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $320,000. Such losses have reduced the carrying value of its investment to $107,000 at September 30, 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for services and products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of the Company's business emphasis, the ability to finance and sustain operations, including the ability to maintain and extend the Foothill Agreement when it becomes due and the ability to raise equity capital in the future, despite continuing losses from operations and a "going concern" opinion from our auditors, the Company's ability to arrange successfully for extended payment terms for certain overdue obligations and judgments against the Company, the ability to fulfill the Company's obligations to third parties, including the ability to obtain performance bonds to support certain such contractual obligations, the size and timing of additional significant orders and their fulfillment, the ability to turn contract backlog into revenue and net income, the continuing desire of state and local governments to outsource to private contractors and the ability of the Company to obtain extensions of the profitable DMR contracts at their maturity, the performance of governmental services, the ability to develop and upgrade our technology, the ability to successfully integrate the operations of DMR with DynTek, and the continuation of general economic and business conditions that are conducive to governmental outsourcing of service performance. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

The three months ended September 30, 2002 (the "2002 Three Month Period") as compared to the three months ended September 30, 2001 (the "2001 Three Month Period").

Revenues for the 2002 Three Month Period increased to approximately $25,255,000 from approximately $11,585,000 for the 2001 Three Month Period, primarily due to the December 27, 2001 merger with DynCorp Management Resources (DMR). The revenue mix of product and services was 25% and 75%, respectively, for the 2002 Three Month Period, as compared to 56% and 44%, respectively, for the 2001 Three Month Period. This change in revenue mix is primarily due to the increased service revenues from business process outsourcing contracts assumed in the merger with DMR.

          Cost of revenues for the 2002 Three Month Period increased to approximately $21,920,000 from approximately $9,149,000 for the 2001 Three Month Period, due to the December 27, 2001 merger of DMR.

         Selling, general and administrative expenses for the 2002 Three Month Period increased to approximately $3,518,000 from approximately $2,882,000 for the 2001 Three Month Period. The increase is primarily due to the December 27, 2001 merger with DMR and to the expansion of information technology services offered into new geographic markets. As a percentage of total revenues, such costs decreased to 14% during the 2002 Three Month Period, from 25% in the prior 2001 Three Month Period.

Application development expense for the 2002 Three Month Period was zero compared to approximately $340,000 for the 2001 Three Month Period. The elimination of such costs was primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2002 Three Month Period increased to approximately $809,000 from approximately $543,000 for the 2001 Three Month Period. This increase is primarily attributable to the addition of amortizable intangible assets recorded in the December 27, 2001 merger of DMR.

Interest income for the 2002 Three Month Period decreased to approximately $8,000 from approximately $12,000 for the 2001 Three Month Period. Interest expense for the 2002 Three Month Period was approximately $174,000, as compared to $186,000 during the 2001 Three Month Period. This decreased expense is a result of interest on the short-term convertible notes payable incurred during the 2001 Three Month Period that did not recur during the 2002 Three Month Period.

We recognized our pro-rata portion of the losses incurred by an affiliate, LaborSoft, in the amount of $28,000 during the 2002 Three Month Period compared to $107,000 during the 2001 Three Month Period. Such losses have reduced the carrying, value of our investment in LaborSoft to $107,000 at September 30, 2002.

The decrease in net loss to $1,186,000 for the 2002 Three Month Period, as compared to a loss of $1,653,000 for the 2001 Three Month Period, is primarily due to an increased contribution to our gross profit from the operations assumed in the December 27,2001 merger of DMR, which offsets a portion of the selling, general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2002 the Company had a working capital deficiency of approximately $14,811,000 compared to a working capital deficiency of $14,075,000 at June 30, 2002. This decrease in working capital is primarily due to losses from operations.

The Foothill Agreement provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at September 30, 2002, according to the collateral formula, was approximately $8,706,000 of which $5,708,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (4.75% at September 30, 2002) and have a term extending to March 31, 2004. We received a waiver, through November 20, 2002, to raise the last $903,560 of the $3,000,000 of additional equity that we agreed to raise under the terms of the Foothill Agreement

On July 28, 2000, a judgment was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest. While we have appealed this decision, accruals for this contingency have been established in an aggregate amount of approximately $700,000. We are in negotiations with the plaintiff regarding settlement terms.

In connection with the merger with DMR, we assumed a contract with the Commonwealth of Virginia for non-emergency medical transportation services. The contract extends until June 30, 2003, with aggregate revenues of approximately $41 million remaining following the December 27, 2001 merger. The contract is a fixed-fee agreement, with us providing complete transportation services, as stipulated, including the hiring of transportation providers. Our estimated losses from the contract, determined following the merger date, were approximately $7,383,000. In August 2002, we completed a negotiated settlement with DynCorp regarding this contract, whereby DynCorp reimbursed us for $5 million of the unanticipated operating expenses incurred to perform under the contract. Such reimbursement has been applied to the estimate to complete the contract. The balance of the estimated losses to complete the contract, in the amount of $2,383,000, was recognized as a loss during the fiscal quarter ended March 31, 2002 . Such losses have been accrued in the loss estimate, net of the reimbursement from DynCorp. During the fiscal quarter ended September 30, 2002, we applied losses of $1,846,000 to the previously accrued liability established for this contract, and estimate that losses of $124,000 will be offset against the accrual during the remainder of the contract term. The Commonwealth of Virginia has notified us of its intention to solicit bids for the renewal of the services award following June 30, 2002. We will submit a competitive bid; however, there is no assurance that such bid will be accepted and that we will continue as the provider of services in the future after June 30, 2003.

In February 2002, we purchased the assets of Exodus for $175,000, including an assignment to us of the Exodus subsidiary's contracts with its existing customers. Under the purchase agreement and the service agreements, we are obligated to pay a net amount of approximately $272,000 as of September 30, 2002. We are currently discussing a payment schedule with respect to such amount with Exodus's trustee in bankruptcy.

In a matter relating to a prior business of ours, divested in 1998, one of our discontinued wholly-owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits. Additionally, accrued interest on the amount demanded was also sought. On January 20, 1999, the California Superior Court recommended that the Demand be upheld. On January 26, 2000, the California Court of Appeals upheld the Demand. We have provided a reserve for the principal amount of $1,340,000 plus $538,000 in accrued interest, or $1,878,000 in total as of September 30, 2002. We have decided not to appeal the decisions. The California State Controller's Office has not taken legal action to obtain a judgment against us in order to collect this obligation.

We may expand the scope of our product offerings by pursuing acquisition candidates with complementary technologies, services or products. Should we commence such acquisitions, we anticipate that we would finance the transactions with a combination of working capital and the issuance of additional equity securities. We would attempt to secure additional funding, including equity financing where appropriate, for acquisitions. There can be no assurance, however, that we will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that we will be successful in obtaining the necessary financing to complete the acquisitions.

We have had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from sales of stock, cash received in 1999 from the sale of discontinued operations and cash received from DynCorp in settlement of issues resulting from the DMR merger. As additional funds are necessary, we would consider reducing the scope of our operations, divesting of long-term contracts or business segments, or seeking other forms of financing. We received an explanatory paragraph about our ability to continue as a going concern from our auditors in connection with the audit of our financial statements for the 2002 fiscal year end and since the end of the 2002 fiscal year we have continued to generate losses from our continuing operations and negative cash flows from our operations. Such losses have been funded primarily from cash received from the sales of stock in prior periods and cash received from DynCorp in settlement of issues resulting from the DMR merger.

During the quarter ended September 30, 2002, we have reduced our operating costs by enacting staff reductions and have been successful in reducing the negative cash flow derived from the Virginia transportation contract. During future quarters, we believe that losses and negative cash flows from operations will be significantly reduced or eliminated through continuing cost savings measures and increasing margin contributions. During the next 12 months, however, we will be required to make payments that may exceed the positive cash flows that may be generated from operations. We are planning to negotiate extended payment terms wherever possible, including with respect to the Moore judgment, the Exodus purchase amount due, and the liability to the California State Controller's Office; however, there is no assurance that extended payment terms offered will be acceptable. The vendor payment to Merisel America will likely require payment in full, in the amount of approximately $450,000. In addition, we have a requirement from our lending institution to raise an additional $904,000 in equity funding by November 20, 2002 that may not be possible by that date. Although we anticipate that the funding requirement will be extended, however, such an extension has not yet been granted. As additional funds are necessary, we would consider divesting of long-term contracts or business segments that are not core to our business expansion plans, reducing the scope of our operations and business development efforts requiring investment, or seeking other forms of financing. Should we not generate sufficient cash flow from operations to support our ongoing obligations, or if we are unable to arrange successfully for extended payment terms for those obligations or obtain financing from some other source or arrange other waivers of obligations as necessary, our continuing operation will be severely compromised.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Foothill Agreement exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Foothill Agreement accrues interest at 1% over Norwest Bank prime (4.75% at September 30, 2002) with a minimum rate of 7%.

The table below provides information on the Foothill Agreement as of September 30, 2002.

                                                                                      Weighted Average
---------------------------------------- ------------------------------ ----------------------------------------------
                                               Principal Balance             Interest Rate at September 30, 2002
                                               -----------------             -----------------------------------
---------------------------------------- ------------------------------ ----------------------------------------------
Revolving credit facility                         $ 5,708,000                                7%
---------------------------------------- ------------------------------ ----------------------------------------------


ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 10, 2000, we were named as a nominal defendant in a stockholder's derivative action brought in the Supreme Court of New York, New York County, on behalf of DynTek by Paul Miletich. On August 20, 2002, a final order approving settlement and dismissing action by Paul Miletich was filed in the New York County Clerk's Office. The settlement approved a stipulation that The Rubin Family Trust transfer to DynTek 300,000 shares of DynTek common stock and 125,000 shares of MedEmerg common stock, as full settlement of a guarantee provided by Mr. Rubin pertaining to a transaction with StyleSite Marketing. Additionally, the insurance underwriters for DynTek paid the Company $300,000 on behalf of the director defendants. DynTek reimbursed plaintiff's counsel for fees and expenses of $330,000, of which 20% was paid in MedEmerg stock (80,488 shares). The shares of DynTek common stock was received and will be retired and the remaining shares of MedEmerg common stock are being held as marketable securities. No gain or loss was recorded in connection with the settlement.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information called for by this item is incorporated by reference to the information contained in the our Annual Report on Form 10-K filed on October 15, 2002.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         --------

          10.1 Amendment No. 15 and Waiver to Loan and Security Agreement, dated October 15, 2002, by and between DynTek Services, Inc. and Foothill Capital Corporation

          23.1     Consent of Grassi & Co., P.C.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
                   - Steven J. Ross

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
                   - James Linesch
(b)      Reports on Form 8-K

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


                                                     DYNTEK, INC.



                                                     By:/s/James Linesch
                                                     --------------------
                                                     James Linesch
                                                     Chief Financial Officer

                                                     Date: November 19, 2002

                                 CERTIFICATIONS

I, Steven J. Ross, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of DynTek, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
                                                 By: /s/ Steven J. Ross
                                                         -----------------------
                                                         Steven J. Ross
                                                         Chief Executive Officer

I, James Linesch, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of  DynTek, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
                                               By:   /s/ James Linesch
                                                         -----------------------
                                                         James Linesch
                                                         Chief Financial Officer

                                                                    Exhibit 99.1

                Certification Pursuant to 18 U.S.C. Section 1350,
                    As Adopted Pursuant to Section 906 of the
                          Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of DynTek, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chief Executive Officer, hereby certifies pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report of the Company filed today pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), fully complies with the requirements of Section 13(a) of the Exchange Act; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                   /s/ Steven J. Ross
                                                       ---------------------
                                                       Steven J. Ross
                                                       Chief Executive Officer
                                                       November 19, 2002

                                                                    Exhibit 99.2

                Certification Pursuant to 18 U.S.C. Section 1350,
                    As Adopted Pursuant to Section 906 of the
                          Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of DynTek, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report of the Company filed today pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), fully complies with the requirements of Section 13(a) of the Exchange Act; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ James Linesch
                                                      ----------------------
                                                      James Linesch
                                                      Chief Financial Officer
                                                      November 19, 2002