Form 10-Q
period 2002-12-31
DYNTEK INC
filed 2003-02-20
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2002

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




     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of February 14, 2003 was 35,501,450.


                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX
PART I - FINANCIAL INFORMATION                                                          Page
                                                                                       Number
Item 1.  Consolidated Financial Statements (unaudited)
     Consolidated Balance Sheets - December 31, 2002                                      3
         and June 30, 2002

     Consolidated Statements of Operations and Comprehensive Loss - For the
         Three Months and Six Months ended December 31, 2002 and 2001,                    4


     Consolidated Statements of Cash Flows - For the                                      5
         Six Months ended December 31, 2002 and 2001

     Notes to Consolidated Financial Statements                                           6 - 11

Item 2. Management's Discussion and Analysis of Financial                                 12 - 16
           Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk                        17
Item 4. Controls and Procedures                                                           17

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                  17

SIGNATURE                                                                                 18

CERTIFICATIONS                                                                            19

Part I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited)

                          DYNTEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                              December 31,       June 30,
                                              ASSETS                                             2002              2002
                                              ------                                             ----              ----
CURRENT ASSETS:                                                                                Unaudited
         Cash (includes restricted cash of  $719 and $986)                                     $   1,102      $    1,012
         Accounts receivable, net of allowance for doubtful accounts of $464 and $609              7,107          15,023
         Tax refund receivable                                                                         -             245
         Inventories                                                                                 288           1,008
         Costs and estimated earnings in excess of billings on uncompleted contracts                 303           3,015
         Prepaid expenses and other assets                                                           191             128
         Note receivable - current portion                                                           187             375
         Other receivables                                                                           192             779
                                                                                               ---------       ---------
                  TOTAL CURRENT ASSETS                                                             9,370          21,585

RESTRICTED CASH                                                                                      985             995

INVESTMENTS - Marketable Securities                                                                  348             366

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,247 and $2,844                       1,117           1,514

GOODWILL                                                                                          43,538          43,538
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $486 and $378                         591             698
ACQUIRED CUSTOMER LIST, net of accumulated amortization of $4,128 and $3,110                       8,962           9,979
PURCHASED SOFTWARE, net of accumulated amortization of $411 and $325                                 279             365

NOTES RECEIVABLE, long term, including receivable from officer $100                                1,017           1,017

DEPOSITS AND OTHER ASSETS                                                                            320             462
                                                                                               ---------      ----------
                                                                                               $  66,527      $   80,519
                                                                                               =========      ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                                      $  15,273      $   16,963
         Line of credit                                                                            2,778           6,347
         Accrued expenses                                                                          2,880           4,437
         Deferred  revenue                                                                         1,147           4,658
         Audit assessment                                                                          1,895           1,861
         Notes payable                                                                               486           1,250
         Capital leases, net of long term portion                                                     84             144
                                                                                               ---------       ---------
                  TOTAL CURRENT LIABILITIES                                                       24,543          35,660

DEFERRED REVENUE - long term                                                                         985             995
LONG TERM PORTION CAPITAL LEASE                                                                       53              84
NOTE PAYABLE to STOCKHOLDER                                                                        5,000               -
                                                                                               ---------       ---------
                             TOTAL LIABILITIES                                                    30,581          36,739
                                                                                               ---------       ---------
COMMITMENTS AND CONTINGENCIES                                                                          -               -
STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value, 10,000,000: shares authorized
         1,607,535and 1,616,397 shares issued and outstanding as of December 31,
         2002 and June 30, 2002, respectively                                                          1               1
         Class A Common stock, $.0001 par value, 70,000,000 shares authorized;35,501,450 shares and 23,533,692 shares issued and outstanding after deducting 300,000 in
         treasury as of December 31, 2002.                                                             4               2
         Class B Common stock, $.0001 par value, 20,000,000 shares authorized;0 shares and 18,336,663 shares issued and outstanding as of December 31, 2002 and June
         30, 2002, respectively                                                                        -               2
         Additional paid-in-capital                                                               80,801          86,193
         Unrealized loss on securities                                                              (178)           (131)
         Deficit                                                                                 (44,682)        (42,287)
                                                                                               ---------       ---------
                  TOTAL STOCKHOLDERS' EQUITY                                                      35,946          43,780
                                                                                               ---------       ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  66,527       $  80,519
                                                                                               =========       =========

                 See notes to consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                           Three Months Ended            Six Months Ended
                                                                              December 31,                 December 31,
                                                                              -----------                  -----------
                                                                           2002          2001           2002          2001
                                                                        ----------     ---------      ---------     ---------
REVENUES:
       Product Revenues                                                 $    4,963     $   6,009      $  11,125     $  12,506
       Service Revenues                                                     16,747         6,221         35,840        11,309
                                                                        ----------     ----------     ---------    ----------
                Total revenues                                              21,710        12,230         46,965        23,815
                                                                        ----------     ----------     ---------    ----------

COST OF REVENUES:
       Cost of products                                                      4,094         5,242          9,361        10,539
       Cost of services                                                     15,030         4,279         31,683         8,131
                                                                        ----------    ----------     ----------    ----------
          Total cost of revenues                                            19,124         9,521         41,044        18,670
                                                                        ----------    ----------     ----------    ----------
GROSS PROFIT                                                                 2,586         2,709          5,921         5,145
                                                                        ----------    ----------     ----------    ----------

OPERATING EXPENSES:
       Selling expenses                                                      1,400         2,144          3,584         4,108
       General and administrative expenses                                   1,143         1,171          2,476         2,090
       Application development                                                   -           152              -           492
       Depreciation and amortization                                           804           566          1,614         1,110
                                                                        ----------    ----------     ----------    ----------
                Total operating expenses                                     3,347         4,033          7,674         7,798
                                                                        ----------    ----------     ----------    ----------

LOSS FROM OPERATIONS                                                          (761)       (1,324)        (1,753)       (2,654)
                                                                        ----------    ----------     ----------     ---------

OTHER INCOME (EXPENSE):
       Loss on sale of marketable securities                                     -        (1,241)             -        (1,241)
       Interest expense                                                      (420)        (1,440)          (594)       (1,626)
       Interest income                                                           8             9            16             21
       Equity interest in loss of investee                                    (35)           (85)           (62)         (192)
                                                                        ---------     ----------     ----------    ----------
                    Total other expense                                      (447)        (2,757)          (640)       (3,038)
                                                                        ---------     ----------     ----------    ----------

LOSS BEFORE INCOME TAX                                                  $  (1,208)        (4,081)        (2,393)       (5,691)

       INCOME TAX                                                                -             -              1            43
                                                                        ----------    ----------    -----------    ----------
       NET LOSS                                                         $   (1,208)   $   (4,081)   $    (2,394)   $   (5,734)
                                                                        ==========    ==========    ===========    ==========

       NET LOSS PER SHARE: Basic and Diluted                            $    (0.03)   $    (0.18)   $     (0.06)   $    (0.26)
                                                                        ==========    ==========    ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION -                 35,461,592    22,455,383     37,053,818    21,689,798
                                                                        ==========    ==========    ===========    ==========
      Basic and Diluted
NET LOSS                                                                $   (1,208)   $   (4,081)   $    (2,394)   $   (5,734)

OTHER COMPREHENSIVE LOSS, NET OF TAX
       Change in unrealized gain (loss) on available-for-sale-                 (52)          969
       securities                                                                                           (47)          913
                                                                        ----------    ----------     ----------    ----------
COMPREHENSIVE LOSS                                                      $   (1,260)   $   (3,112)    $   (2,441)   $   (4,821)
                                                                        ==========    ==========     ==========    ==========

                                        4
                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (in thousands)

                                                                                             Six months ended
                                                                                               December 31,
                                                                                             2002           2001
                                                                                         ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $   (2,395)     $  (5,734)
                                                                                         ----------      ---------
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                         1,506          1,002
        Amortization of capitalized software costs                                              108            108
        Amortization of deferred finance costs                                                    -           183
        Equity interest in investee                                                              62           192
        Loss on sale of marketable securities                                                     -         1,241
        Beneficial conversion feature of short-term notes                                         -           763
        Amortization of debt discount on short-term notes                                         -           322
        Interest on short term note payable                                                     260
        Settlement of Exodus future royalties, net                                             (425)            -

     Changes in operating assets and liabilities:
        Accounts receivable                                                                   7,916        (2,205)
        Inventory                                                                               720           886
        Costs and estimated earnings in excess of billings on uncompleted
        contracts                                                                             1,712             -
        Prepaid expenses and other current assets                                                (5)         (435)
        Deposits and other assets                                                                78           (54)
        Accounts payable                                                                     (1,690)          243
        Deferred revenue                                                                     (3,511)        1,222
        State audit assessment                                                                   34            34
        Accrued expenses                                                                       (893)         (439)
                                                                                         ----------      --------
             Total adjustments                                                                5,872         3,063
                                                                                         ----------      --------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   3,477        (2,671)
                                                                                         ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Note receivable                                                                            311             -
     Cash proceeds from sale of marketable securities                                             -           362
     Capital expenditures                                                                        (6)          (49)
                                                                                         ----------      --------
        NET CASH PROVIDED BY  INVESTING ACTIVITIES                                              305           313
                                                                                         ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) proceeds under bank line of credit                                     (3,569)        1,055
     Notes payable                                                                              (24)            -
     Securities issuance costs                                                                  (33)            -
     Capital lease repayments                                                                   (91)            -
     Cash proceeds from the sale of securities                                                   25             -
     Cash proceeds from exercise of stock options                                                 -           130
     Issuance of short term notes payable, net                                                    -         1,627
                                                                                         ----------      --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (3,692)        2,812
                                                                                         ----------      --------
NET INCREASE IN CASH                                                                             90           454

CASH AT BEGINNING OF YEAR                                                                     1,012         1,309
                                                                                         ----------      --------

CASH AT END OF PERIOD                                                                    $    1,102      $  1,763
                                                                                         ==========      ========

                 See notes to consolidated financial statements.

                           DYNTEK, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (UNAUDITED)


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

2.         Recent Accounting Pronouncements

In December 2002, Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

3.       Restricted Cash

As of December 31, 2002, cash of $ 1,704,000 has been received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements. Of this amount, approximately, $719,000 will be released during the 2003 calendar year. The non-current portion, $985,000, has been classified as a non-current asset.

4.       Credit Facility

The credit agreement with Foothill Capital (the "Foothill Agreement") provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at December 31, 2002, according to the collateral formula, was approximately $5,148,000 of which $2,778,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (4.25% at December 31, 2002) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under similar terms.

In connection with the Foothill Agreement extension amendment, The Company's Subsidiary, DynTek Services is required to maintain certain financial covenants, based upon defined EBITDA, tangible net worth and interest coverage ratio of the subsidiary. DynTek Services is not in compliance with the covenants as of December 31, 2002. In connection with Foothill's consent for the merger with DynCorp Management Services, Inc. ("DMR"), the Company agreed to raise an additional $3 million of capital investment within 30 days of the consummation of the merger. The company has raised $2.1 million of such amount as of December 31, 2002. The Company has received a waiver from Foothill, as of December 31, 2002, for non compliance with the financial covenants and an extension to March 15, 2003 in receiving the additional capital investment requirement.

5.       Marketable Securities

Marketable securities have been classified as available for sale securities at December 31, 2002 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At December 31, 2002, the unrealized loss on securities was $178,000.

6.       Commitments, Contingencies, and Other Agreements

On July 28, 2000, a judgment was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest, and the award was affirmed on appeal. An accrual has been established in an aggregate amount of approximately $700,000. The Company has entered into a payment plan agreement with the plaintiff of $100,000 cash on January 24, 2002, $200,000 cash on February 15, 2003 and $400,000 in either cash or stock on April 15, 2003. The Company did not issue the February 15, 2003 payment and is in negotiations with the plaintiff to amend the payment plan.

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

On December 31, 2002, the Company settled all amounts due of approximately $713,000 net of a related receivable of $187,000, under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000, payable over three months ending March 31, 2003. The amount is included in accrued expenses as of December 31, 2002.

On January 29, 2002, the Company was named as a third-party defendant in a matter brought by Computer Associates International, Inc. ("CA") against the City of Boston ("COB"), in United States District Court, District of Massachusetts (Case Number 01-10566-EFH). CA filed suit against COB alleging, among others, that COB breached a contract with CA, that COB violated copyright laws, and that COB owes the balance due under a multi-phase purchase agreement. While CA has not asserted a specific damages amount, the total multi-phase contract was in an amount of approximately $2 million. COB subsequently named the Company as a third-party defendant, alleging that COB is entitled to indemnification from the Company based on an alleged contract between the Company and COB, that COB is entitled to contribution from the Company for any amounts COB is ordered to pay CA, and that the Company misrepresented material facts with respect to CA's product, services, and cost. COB's third-party complaint against the Company seeks all damages as a result of the Company's alleged acts. The matter is currently in the discovery stage. Company management believes that COB's claims against the Company are without merit and that the matter will be resolved favorably for the Company, either through trial or settlement. However, there is no assurance that the resolution of this matter will be favorable for the Company.

Effective December 15, 2002 the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provide that the Company issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extends through June 11, 2003. The Company has included the third-party transportation provider liabilities in its accounts payable as of December 31, 2002, and believes that it is in compliance with the terms of the Settlement Agreement. The remaining payments due to transportation provider vendors will be made in accordance with the Settlement Agreement terms. Several of the vendors that provided transportation services in the Commonwealth of Virginia have initiated legal demands to accelerate the payment for services, before the payment dates stipulated in the Settlement Agreement with the Commonwealth of Virginia, citing the terms of the individual subcontracts between the Company and the providers have been breached. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit. As of December 31, 2002, actions for collection by 4 provider vendors have commenced for an aggregate claim amount of approximately $728,000, a portion of which has been disputed based on billings for services that were not provided under the agreements. The Company believes that these claims will be fully resolved, following evaluation of the claims against those services authorized by the Company.

On March 20, 2002, two actions were commenced against the Company by Stride & Associates (Stride) in Civil Court of New York, regarding the alleged breach of two contracts in the aggregate amount of $40,000, for amounts due this placement firm from the alleged hiring of two consultants by the Company. Additionally, the two consultants have commenced separate actions in the Civil Court of New York for compensation due in the aggregate amount of $53,000. The Company believes that neither of these consultants was hired by the Company, and that the actions by Stride are without merit. Additionally, the work performed by the consultants pertained to a project undertaken by the Company's former Chief Technology Officer, which was separate from any projects undertaken by the Company. The Company believes that, to the extent that any damages may be awarded, the costs shall be indemnified by the former Chief Technology Officer.

In a matter relating to a prior business of the Company, divested in 1998, one of the Company's discontinued wholly-owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits, that was conducted on behalf of the California Department of Health Services. Additionally, accrued interest on the amount demanded was also sought. On January 20, 1999, the California Superior Court recommended that the Demand be upheld. On January 26, 2000, the California Court of Appeals upheld the demand. The Company has provided a reserve for the principal amount of $1,340,000 plus $555,000 in accrued interest, or $1,895,000 in total as of December 31, 2002. The Company has decided not to appeal the decisions. The California Department of Health Services has not taken legal action to obtain a judgment against the Company in order to collect this obligation.

On October 11, 2002, Merisel Americas, Inc. filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. The Company does not dispute the claim of $483,000 and is negotiating payment terms. This amount is included in the Company's accounts payable.

7.       Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of December 31, 2002, 582,265 of such shares were converted into 1,454,614 shares of Class A common stock, with a remainder of 1,607,535 shares not yet converted.

In connection with the settlement of the Miletich Derivative Action, the Company received 300,000 shares of its Class A Common Stock. Such shares were held as treasury stock at December 31, 2002, and the Company plans to retire the shares shortly. The treasury shares have been recorded by the constructive retirement method of accounting.

In June 2002, the Company sold 1,389,293 shares of Common Stock for $1.50 per share to accredited investors, and converted short-term notes payable into 1,042,039 shares of Class A Common Stock for $1.50 per share to accredited investors. Part of the share issuances were completed in June 2002, and the remaining shares were issued during July 2002. During the six months ended December 31, 2002, 1,511,844 shares of Class A Common Stock were issued in connection with this placement and conversion of short-term notes.

In July 2002, 24,534 shares of Class A Common Stock were issued to an accredited investor as an extinguishment of an account payable.

During August 2002, the Company repurchased and retired 8,000,000 shares of its Class B Common Stock (see note 8), and converted the remaining 10,336,663 shares of Class B Common Stock into the same number of Class A Common Stock shares.

During the quarter ended December 31, 2002 8,862 shares of Preferred Stock were converted into 22,155 Class A Common shares. An additional 72,562 previously retired shares were reissued.

8.  Dyncorp Settlement Agreement

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

9.       Business Segments

The following table provides actual selected financial data for our business segments (in thousands):

                                                                  Reportable Business Segments
                                                      --------------------------------------------------
                                                        Business
                                                        Process                Network
                                                       Outsourcing             Services            Total
Six months ended December 31, 2002
Sales to external customers                             $   26,333             $ 20,632          $ 46,965
Depreciation and amortization expense                          446                1,168             1,614
Operating income (loss)                                       (433)              (1,320)           (1,753)
Net interest expense (income)                                  438                  140               578
Total assets                                                40,602               25,925            66,527
Capital expenditures                                             5                    1                 6

Three months ended December 31, 2002

Sales to external customers                             $   12,764             $  8,946          $ 21,710
Depreciation and amortization expense                          224                  581               805
Operating income (loss)                                        (79)                (682)             (761)
Net interest expense (income)                                  349                   63               412
Total assets                                                40,602               25,925            66,527
Capital expenditures                                             -                    -                 -

During the three months and six months ended December 31, 2001 the Company did not have segment reporting, since the only business segment was Network Services.


10.      Related-Party Transactions

In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis which is common in the industry and can terminate services upon 30 day notification. As of December 31, 2002, the Company had outstanding receivables for such services in the total amount of $500,000, representing unpaid charges since April 2001 and an allowance reserve of $200,000. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $383,000. Such losses have reduced the carrying value of its investment to $73,000 at December 31, 2002.

11. Subsequent Event

In January 2003, the Company commenced discussions and negotiations regarding the sale of its remaining non-emergency medical transportation brokerage services contracts, which includes three contracts with the State of Connecticut, the State of Illinois and with the city of Arlington, Virginia. In December 2002, the Company had previously canceled its contract with the Commonwealth of Virginia for the provision of such services. While the final terms of the sale of the remaining contracts have not been finalized, the Company believes that there is reasonable possibility that a transaction will be consummated during the quarter ending March 31, 2003.

During the quarter ended December 31, 2002, the operating results from the services provided under the non-emergency transportation brokerage contracts were included in the business process outsourcing segment reporting. Provided that the remaining contracts are sold, the Company will commence classifying any operating results of this asset group as discontinued operations during periods following December 31, 2002. Results from the operations of the services provided under non-emergency transportation brokerage contracts during the three and six months ended December 31, 2002 are as follows:

                                                                   Other             Total
                                            Non-Emergency         Business         Business
                                            Transportation        Process           Process
                                              Brokerage         Outsourcing       Outsourcing
                                               Services           Services          Services
                                            -------------       -----------       ------------
Three Months ended December 31, 2002
Revenues                                    $       9,869        $    2,895       $     12,764
Depreciation and amortization                         101               113                214
Operating income (loss)                              (144)               65                (79)

Six Months ended December 31, 2002

Revenues                                    $      20,977        $    5,356       $     26,333
Depreciation and amortization                         202               244                446
Operating income (loss)                              (427)               (6)              (433)

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

RESULTS OF OPERATIONS

The three months ended December 31, 2002 (the "2002 Three Month Period") as compared to the three months ended December 31, 2001 (the "2001 Three Month Period").

     Revenues for the 2002 Three Month Period increased to approximately $21,710,000 from approximately $12,230,000 for the 2001 Three Month Period, primarily due to the December 27, 2001 merger with DynCorp Management Resources
(DMR). The revenue mix of product and services was 23% and 77%, respectively, for the 2002 Three Month Period, as compared to 49% and 51%, respectively, for the 2001 Three Month Period. This change in revenue mix is primarily due to the increased service revenues from business process outsourcing contracts assumed in the merger with DMR.

     Cost of revenues for the 2002 Three Month Period increased to approximately $19,125,000 from approximately $9,521,000 for the 2001 Three Month Period, due to the December 27, 2001 merger of DMR. The overall gross margin percentage decreased to 13% for the 2002 Three Month Period from 22% for the 2001 Three Month Period. This decrease was primarily due to lower margin business assumed in the December 27, 2001 DMR merger.

     Selling, general and administrative expenses for the 2002 Three Month Period decreased to approximately $2,543,000 from approximately $3,315,000 for the 2001 Three Month Period. The royalty settlement with Exodus communications of $425,000 during the 2002 Three Month Period accounts for 55% of the decrease. The Company has realized cost savings from consolidating administration centers, personnel and management that were assumed in the December 27, 2001 merger of DMR. As a percentage of total revenues, such costs decreased to 12% during the 2002 Three Month Period, from 27% in the prior 2001 Three Month Period.

Application development expense for the 2002 Three Month Period was zero compared to approximately $152,000 for the 2001 Three Month Period. The elimination of such costs was primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2002 Three Month Period increased to approximately $805,000 from approximately $566,000 for the 2001 Three Month Period. This increase is primarily attributable to the addition of amortizable intangible assets recorded in the December 27, 2001 merger of DMR.

Interest income for the 2002 Three Month Period decreased to approximately $8,000 from approximately $9,000 for the 2001 Three Month Period. Interest expense for the 2002 Three Month Period was approximately $420,000, as compared to $1,440,000 during the 2001 Three Month Period. This decreased expense is a result of interest on the short-term convertible notes payable incurred during the 2001 Three Month Period that did not recur during the 2002 Three Month
Period. The interest from the Foothill line of credit borrowings decreased $12,000 during the 2002 Three Month Period. During the 2001 Three Month Period we realized a loss of $1,241,000 on the sale of marketable securities whereas, we did not have such losses in 2002.

We recognized our pro-rata portion of the losses incurred by an affiliate, LaborSoft, in the amount of $35,000 during the 2002 Three Month Period compared to $85,000 during the 2001 Three Month Period. The decrease is a result of the improvement of LaborSoft's operations resulting in a decreased loss for the 2002 Three Month Period. Such losses have reduced the carrying value of our investment in LaborSoft to $73,000 at December 31, 2002.

Net loss decreased to $1,208,000 for the 2002 Three Month Period, as compared to a loss of $4,081,000 for the 2001 Three Month Period. The loss reduction of $2,873,000 is attributed to primarily to the 2001 loss on sale of marketable securities and interest on the short-term convertible notes, both of which did not recur during the 2002 Three Month Period, and to a decrease of selling expenses.

The six months ended December 31, 2002 (the "2002 Six Month Period") as compared to the six months ended December 31, 2001 (the "2001 Six Month Period").

     Revenues for the 2002 Six Month Period increased to approximately $ 46,965,000 from approximately $ 23,815,000 for the 2001 Six Month Period The increase is primarily due to the December 27, 2001 merger with DMR. The revenue mix from product sales and services was 24% and 76%, respectively, for the 2002 Six Month Period, as compared to 53% and 47%, respectively, for the 2001 Six Month Period. This change in revenue mix is primarily due to the increased service revenues from business process outsourcing contracts assumed in the merger with DMR.

     Cost of revenues for the 2002 Six Month Period increased to approximately $41,044,000 from approximately $18,670,000 for the 2001 Six Month Period. The overall gross margin percentage decreased to 13% for the 2002 Six Month Period from 22% for the 2001 Six Month Period. This decrease was primarily due to lower margin business assumed in the December 27, 2001 DMR merger.

     Selling, general and administrative expenses for the 2002 Six Month Period decreased to approximately $6,060,000 from approximately $6,198,000 for the 2001 Six Month Period.

     Product development expense for the 2002 Six Month Period eliminated from approximately $492,000 for the 2001 Six Month Period. This is due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2002 Six Month Period increased to approximately $1,614,000 from approximately $1,110,000 for the 2001 Six Month Period. This increase is primarily attributable to the addition of amortizable intangible assets recorded in the December 27, 2001 merger of DMR.

     Interest income for the 2002 Six Month Period decreased to approximately $16,000 from approximately $21,000 for the 2001 Six Month Period. This decrease is attributable to a decrease in the amount of interest earned on interest-bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits. Interest expense for the 2002 Six Month Period was approximately $594,000, as compared to $1,626,000 during the 2001 Six Month Period. This decrease in interest expense was a result of a decrease in interest on short term notes payable, which included non-cash charges for the beneficial conversion feature ($763,000) and the amortization of debt discount ($323,000).

     During the quarter ended December 31, 2001, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company has recognized its pro-rata portion of the losses incurred by an affiliate, in the amount of $62,000 during the 2002 Six Month Period compared to $192,000 during the 2001 Six Month Period.

     The decrease in net loss to $2,394,000 for the 2002 Six Month Period, as compared to a loss of $5,734,000 for the 2001 Six Month Period, is attributed primarily to the 2001 loss on sale of marketable securities and interest on the short-term convertible notes, both of which did not recur during the 2002 Six Month Period.

Liquidity and Capital Resources

As of  December  31,  2002 the  Company  had a  working  capital  deficiency  of approximately $15,172,000 compared to a working capital deficiency of $14,075,000 at June 30, 2002. This decrease in working capital is primarily due to losses from operations.

The credit agreement with Foothill Capital (the "Foothill Agreement") provides for a revolving line of credit not to exceed $15,000,000. The available line of credit at December 31, 2002, according to the collateral formula, was approximately $5,148,000 of which $2,778,000 was outstanding. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. Also, borrowings bear interest at 1% over Norwest Bank prime (4.25% at December 31, 2002) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under terms similar to the current agreement.

In connection with the Foothill Agreement extension amendment, DynTek Services is required to maintain certain financial covenants, based upon defined EBITDA, tangible net worth and interest coverage ratio of the subsidiary. DynTek Services is not in compliance with the covenants as of December 31, 2002. In connection with Foothill's consent for the merger with DynCorp Management Services, Inc. ("DMR"), the Company agreed to raise an additional $3 million of capital investment within 30 days of the consummation of the merger. The Company has raised $2.1 million of such amount as of December 31, 2002, however, the Company is in default with regard to the remaining $904,000. The Company has received a waiver from Foothill, as of December 31, 2002, for non compliance with the financial covenants and an extension to March 15, 2003 in receiving the additional capital investment requirement per the agreement.

On July 28, 2000, a judgment was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest, and the award was affirmed on appeal. An accrual was established in an aggregate amount of approximately $700,000. The Company has entered into a payment plan agreement with the plaintiff consisting of $100,000 cash on January 24, 2002, $200,000 cash on February 15, 2003 and $400,000 in either cash or stock on April 15, 2003. The Company was unable to issue the February 15, 2003 payment and is in negotiations with the plaintiff to amend the payment plan.

On December 31, 2002, the Company settled all amounts due under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000, payable over three months ending March 31, 2003.

In a matter relating to a prior business of the Company, divested in 1998, one of the Company's discontinued wholly-owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits, that was conducted on behalf of the California Department of Health Services. Additionally, accrued interest on the amount demanded was also sought. On January 20, 1999, the California Superior Court recommended that the Demand be upheld. On January 26, 2000, the California Court of Appeals upheld the demand. The Company has provided a reserve for the principal amount of $1,340,000 plus $555,000 in accrued interest, or $1,895,000 in total as of December 31, 2002. The Company has decided not to appeal the decisions. The California Department of Health Services has not taken legal action to obtain a judgment against the Company in order to collect this obligation.

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

During the quarter ended December 31, 2002, we have reduced our operating costs by enacting staff reductions and have been successful in reducing the negative cash flow derived from the operations under Virginia transportation contract by terminating our obligations to perform that contract under the terms of an agreement reached in December 2002. The terms of the Settlement Agreement provide that the Company issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extends through June 11, 2003. During future quarters, we believe that losses and negative cash flows from operations will be significantly reduced or eliminated through continuing cost savings measures and increasing margin contributions.

In January 2003, the Company commenced discussions and negotiations regarding the sale of its remaining non-emergency medical transportation brokerage services contracts, which includes three contracts with the State of Connecticut, the State of Illinois and with the city of Arlington, Virginia. While the final terms of the sale of the remaining contracts have not been finalized, the Company believes that there is reasonable possibility that a transaction will be consummated during the quarter ending March 31, 2003. If consummated, such transaction is expected to create a material improvement in the Company's working capital position.

During the next 12 months, however, we will be required to make payments that may exceed the positive cash flows that may be generated from operations. We are planning to negotiate extended payment terms wherever possible, including with respect to the Moore judgment, the payments to Virginia transportation vendors, and Merisel America. However, there is no assurance that extended payment terms offered by us will be acceptable.

Our lending institution has provided waivers of the financial covenants in our lending agreement, in order to avoid being in breach of the terms of that agreement, and has been receptive to periodic re-negotiations of the terms of such covenants. There is no guarantee that we will be able to continue to obtain such waivers in the future, or that we will be able to obtain a refinancing of our obligations under that agreement at its maturity in March 2004, or earlier upon an unwaived breach of its terms. Our inability to do either would have a material adverse effect on our business and future prospects.

As additional funds are necessary, we would consider divesting of long-term contracts or business components that are not core to our business expansion plans, reducing the scope of our operations and business development efforts requiring investment, or seeking other forms of financing. Should we not generate sufficient cash flow from operations to support our ongoing obligations, or if we are unable to arrange successfully for extended payment terms for those obligations or obtain financing from some other source or arrange other waivers of obligations as necessary, our continuing operations will be severely compromised.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Foothill Agreement exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Foothill Agreement accrues interest at 1% over Norwest Bank prime (4.25% at December 31, 2002) with a minimum rate of 7%.

The table below provides information on the Foothill Agreement as of December 31, 2002.

                                                                                      Weighted Average
                                               Principal Balance             Interest Rate at December 31, 2002
                                               -----------------             ----------------------------------
Revolving credit facility                         $ 2,778,000                                7%


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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

                  10.2 Virginia Department of Medical Assistance Settlement Agreement

                  10.3     Exodus Settlement Agreement

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Steven Ross

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Steven Ross

     (b) Reports on Form 8-K

                           Current Report on Form 8-K filed December 18, 2002, in connection with Settlement Agreement with the Commonwealth of Virginia, Department of Medical Assistance

                                    SIGNATURE


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

                                                     Date: February 19, 2003

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

Date:  February 19, 2003
                                                 By:_/s/ Steven J. Ross_______
                                                         Steven J. Ross
                                                         Chief Executive Officer

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

Date:  February 19, 2003
                                               By:  _/s/ James Linesch_______
                                                         James Linesch
                                                         Chief Financial Officer

                                                                    Exhibit 10.2

                              SETTLEMENT AGREEMENT

     This Settlement Agreement is entered into this ____ day of December 2002 by DynTek Services, Inc., for itself and its principals, officers, directors, employees, agents, parent, subsidiaries, affiliates, successors and assigns ("DynTek"), and the Commonwealth of Virginia, Department of Medical Assistance Services ("DMAS"), for itself and its officers, employees, agents, successors and assigns.

     WHEREAS the purpose of this Settlement Agreement is to provide final resolution of all disputes and claims, asserted or otherwise, arising from or related to Contract Number 80649 (the "Contract") for the provision of non-emergency transportation brokerage services in Regions 2, 3, 4, and 7 of the Commonwealth of Virginia.

     WHEREAS on or about April 10, 2001, DynTek and the Commonwealth entered into the Contract for DynTek to provide non-emergency transportation brokerage services in Regions 2, 3, 4 and 7 of the Commonwealth of Virginia;

     WHEREAS  DMAS  claims  that  DynTek  has not  complied  with the  terms and conditions of the Contract, including, but not limited to, providing transportation services on a timely basis, paying transportation providers on a timely basis, and providing DMAS with complete and timely management reports, and that, accordingly, DynTek is in material breach of the Contract, which claims DynTek denies;

     WHEREAS DynTek claims that DMAS has required it to perform extra-contractual services without compensation and made material misrepresentations to it in its request for proposal which induced DynTek to enter into the Contract at payment levels which were grossly inadequate, which claims DMAS denies;

     WHEREAS both DynTek and the Commonwealth desire to cancel the Contract before the expiration of the Contract on June 30, 2003; and

     WHEREAS DynTek and the Commonwealth wish to resolve their disputed claims in a fair and amicable manner and to release each other from any and all claims against each other that may arise related to the Contract, the cancellation thereof and all related matters, in accordance with the terms and conditions hereafter set forth;

     NOW, THEREFORE, in consideration of the factors stated above, the mutual promises set forth below, DynTek and the Commonwealth agree as follows:

1. The "Cancellation Date" shall be December 15, 2002. Beginning the first day after the "Cancellation Date," DynTek shall have no further responsibility to provide non-emergency transportation brokerage services under the Contract nor any right to receive any payment for any services rendered after said date.

2. DynTek shall be obligated to provide non-emergency transportation brokerage services through and including the Cancellation Date. Unless hereafter directed in writing by DMAS, such service shall include scheduling, in the ordinary course of business, such trips as Medicaid recipients may seek to schedule but which will not actually occur until after the Cancellation Date; however, DynTek shall not be responsible for paying any provider for any such trip which occurs after such date, and DMAS or its designee shall be solely responsible for making payment to the authorized provider.

3. Following execution of this Settlement Agreement by DynTek and DMAS (and without awaiting approvals required by Paragraph 14 hereof) , DynTek shall:

     (a) Provide to DMAS or its designee, in hard copy and electronically, a list of all recipients receiving transportation services in Regions
          2, 3, 4 and 7 within the last year, which list shall include the name, address and phone number of each recipient;

     (b) Provide to DMAS or its designee, in hard copy and electronically, a current list of all companies that are currently subcontracted with DynTek for Regions 2, 3,4 and/or 7, as well as a list of any companies not currently subcontracted but that were so subcontracted with DynTek at any time during the last year;

     (c) Provide to DMAS or its designee, in hard copy and electronically, completed ACD reports for its call center(s) for the months of September and October 2002 as well as for any subsequent months or partial months for which such data is available to DynTek;

     (d) Provide to DMAS or its designee, in hard copy and electronically, a current order list, which list shall include for the the next ninety
          (90) days the Medicaid number of the recipient, point of origin and destination, date of trip, and transportation provider and a list of all standing order Medicaid recipients by name, Medicaid number, and address;

     (e) Provide to DMAS or its designee, in hard copy and electronically, a current facilities list;

     (f) Provide DMAS or its designee documentsdescribed in subsections(a) through (e) hereof within two (2) business days after the execution of this Settlement Agreement;

     (g) Reasonably cooperate with DMAS and its designee in the transition of non-emergency transportation brokerage services in Regions 2, 3, 4 and 7 of the Commonwealth to another Contractor on December 16, 2002; and

     (h) Immediately upon execution of the Settlement Agreement, DynTek shall begin the process of assigning, transferring and conveying to the Commonwealth or its designee all of its right, title and interest in its toll-free phone numbers for trip reservations, free and clear of all liens, debts and encumbrances to the extent permitted under its telephone contracts, and such assignment, transfer and conveyance shall be completed by the Cancellation Date.

4. Within forty five (45) days of the approval of the Settlement Agreement by the Governor, DynTek shall pay not less than twenty percent (20%)of all transportation claims received by it for services which (i) were pre-authorized by DynTek, (ii) were provided prior to the Cancellation Date,
     (iii) have been verified by DynTek to be payable under the terms of the applicable provider contract and the Contract, to have been provided in conformance to DynTek's authorization, and to have no other legitimate basis for denying payment (the "Certified Claims"). Within ninety (90) days of the approval of the Settlement Agreement by the Governor, DynTek shall pay not less than fifty percent (50%) of the certified claims. Within one hundred and eighty (180) days of the approval of the Settlement Agreement by the Governor (the "Payment Period"), DynTek shall pay the balance of the Certified Claims. Notwithstanding the release of DynTek by DMAS, if any Certified Claims remain unpaid by DynTek at the expiration of the Payment Period, DMAS shall have the right to enforce DynTek's payment obligations hereunder in an action for specific performance. Nothing contained herein shall be construed to release, discharge or otherwise diminish the obligations of DynTek to make payments of legitimate claims presented to it by providers of transportation services.

5. Nothing contained herein shall be construed, and the parties shall take no action, to either waive, grant, diminish or expand any right, or to release, discharge or diminish or expand, create or increase any obligation, created by, secured by, or otherwise related to that certain bond #216933 issued by National Union Fire Insurance Company of Pittsburgh, PA and others and on which DMAS is the Obligee and Owner (the "bond").

6. DynTek, for itself and its principals, officers, directors, employees, agents, affiliates, successors and assigns hereby releases and forever discharges any and all claims whatsoever, known or unknown, contingent or otherwise, in law or in equity, which DynTek has ever had, now has, or in the future may have against DMAS (and/or the Commonwealth), as well as its respective principals, officers, directors, employees, agents, affiliates, successors and/or assigns, based upon or resulting from any matter relating to or arising out of the Contract and further covenants and agrees not to institute any administrative or legal proceedings based upon or related to or arising out of the Contract; provided, however, that this release shall not apply to any claim based on or arising out of this Settlement Agreement.

7. Once DynTek has complied with the obligations set forth in paragraph 2 and 3 to DMAS' reasonable satisfaction, DMAS shall immediately execute a release of its claims against DynTek, which is attached hereto as Exhibit A, and shall forego all proceedings related to debarment in the Commonwealth. Nothing contained in this Settlement Agreement shall be construed to release DynTek from any claim for sums expended or damages suffered by DMAS in obtaining a new Contractor for Regions 2, 3 4 and 7 unless and until DynTek has timely complied with the obligations under Paragraphs 2 and 3 The failure of DynTek to comply with said obligations shall entitle DMAS to assert against DynTek any and all claims and defenses that DMAS may be entitled to assert under this Settlement Agreement and/or that DMAS would be entitled to assert in the absence thereof, and DynTek shall be entitled to assert against DMAS any and all claims and defenses that it may be entitled to assert under this Settlement Agreement and/or it would be entitled to assert in its absence. In the event that DMAS does not execute the release attached as Exhibit A, and brings a claim that is barred by said release, if executed, then DynTek's release as set forth in Paragraph 6 shall be null and void.

8. This Settlement Agreement shall be deemed the product of joint authorship and shall not be construed against any party upon the ground of authorship.

9. The terms of this Settlement Agreement are contractual and not merely a recital, and there are no other agreements, understandings, or representations made by the parties, except as expressly stated in this document.

10. This Settlement Agreement shall be governed by and interpreted and construed in accordance with the laws of the Commonwealth of Virginia. Each provision is intended to be severable. If any provision is held invalid, void or unenforceable by a court of competent jurisdiction for any reason whatsoever, such ruling shall not affect the validity of the remainder of the Settlement Agreement so long as such enforcement is practical and is otherwise supported by adequate consideration; provided, however, that DynTek's release shall always be void if DMAS' release is not issued or if it is held invalid, void or unenforceable for any reason as the mutual release of the parties is the essence of this Settlement Agreement.

11. Any party shall be entitled to seek relief in the Circuit Court for the City of Richmond for the purpose of enforcing the provisions of this Settlement Agreement and that Court shall have exclusive original jurisdiction over disputes arising under this Settlement Agreement.

12. This Settlement Agreement constitutes the entire agreement of the parties and may not be amended or modified orally.

13. This Settlement Agreement and the rights and obligations of the parties set forth in the agreement shall be binding upon and inure to the benefit of the Commonwealth and DynTek and their respective successors and assigns.

14. This Settlement Agreement shall become effective upon its execution by the parties and its approval by the Attorney General and the Governor of Virginia pursuant to Virginia Code Section 2.2-514. In the event said approval is not obtained within 15 days, DMAS shall pay DynTek the sum of $100, which sum DynTek agrees shall be sufficient to bind it to the terms of this Settlement Agreement for an additional period of 21 days pending such approval. If this Settlement Agreement is not so approved within this additional period, it shall be null and void unless otherwise agreed by the parties. DMAS represents and warrants that it will seek such approvals in good faith and is aware of no information which would preclude approval as of the date of the execution of this Settlement Agreement.

15. It is agreed by and among each of the parties that nothing herein shall be deemed to be evidence, or an admission or concession on the part of any party, of any liability or wrongdoing whatsoever.

THE PERSONS SIGNING THIS SETTLEMENT AGREEMENT ARE AUTHORIZED REPRESENTATIVES OF DYNTEK AND THE COMMONWEALTH AND ACKNOWLEDGE THAT EACH PARTY AGREES TO BE BOUND BY THE TERMS AND CONDITIONS OF THE SETTLEMENT AGREEMENT.

DYNTEK SERVICES, INC.

By:
   -----------------------------------------------------------

Title:
      --------------------------------------------------------

Date:
     ---------------------------------------------------------

COMMONWEALTH OF VIRGINIA, DEPARTMENT OF
MEDICAL ASSISTANCE SERVICES


By:
   -----------------------------------------------------------

Title:
      --------------------------------------------------------

Date:
     ---------------------------------------------------------

                                    EXHIBIT A

                           RELEASE BY THE COMMONWEALTH

     The Commonwealth of Virginia, Department of Medical Assistance Services ("DMAS"), on behalf of itself and its principals, officers, directors, employees, agents, affiliates, successors and assigns hereby releases and forever discharges any and all claims whatsoever, known or unknown, contingent or otherwise, in law or in equity, which DMAS has ever had, now has, or in the future may have against DynTek Services, Inc., and/or their respective principals, officers, directors, employees, agents, affiliates, successors and/or assigns, based upon or resulting from any matter relating to or arising out of Contract Number 80649 (the"Contract") and further covenants and agrees not to institute any administrative or legal proceedings, including without limitation debarment proceedings, based upon or related to or arising out of the Contract; provided, however, that nothing contained in this Release shall apply to any obligation or claim based on or arising out of the Settlement Agreement, including but not limited to, the obligations contained in paragraphs 4 and 5 of the Settlement Agreement.

COMMONWEALTH OF VIRGINIA, DEPARTMENT OF
MEDICAL ASSISTANCE SERVICES


By:
   -----------------------------------------------------------

Title:
      --------------------------------------------------------

Date:
     ---------------------------------------------------------

                                                                    Exhibit 10.3

                                 PROMISSORY NOTE

$95,000.00                                                    December 31, 2002

     DynTek, Inc. (the "Maker"), for the value received, thereby promises to pay to the order of EXDS, Inc., or its successors or assigns (the "Holder"), the principal sum of Ninety-Five Thousand Dollars ($95,000.00), payable over three
(3) months in the following installments: (i) February 10, 2003 the amount of Twenty Thousand ($20,000), (ii) February 28, 2003 the amount of Twenty-Five Thousand ($25,000) and (iii) March 31, 2003 the amount of Twenty-Five Thousand ($25,000).

     All payments hereunder shall be made without set-of or counterclaim by Maker and shall be made to Holder in lawful money of the United States and in collected funds on the date due at such other place as may be designated by Holder to Maker in writing.

     Maker waives presentment and demand for payment, protest, notice of protest, notice of nonpayment, notice of dishonor, notice of intent to accelerate, notice of acceleration, and diligence in collection and consents to all extensions without notice for any period or periods of time before or after maturity, without prejudice to Holder. Holder shall have the right to grant any extensions of time for payment of any indebtedness hereunder, or to grant any other indulgences or forebearances whatsoever, without notice and without affecting the liability of Maker. No delay or omission on the part of Holder, nor shall any delay, omission, or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion.

     In the event Maker fails to make any installment payment of principal when due, Holder shall give Maker written notice of default, and if Maker has not fully paid such past-due payment within ten (10) days after such default notice is given, Holder shall have the right to immediately accelerate the unpaid balance of this Note. If Holder gives Maker notice of a default in payment hereunder, and Maker has not cured such default within ten (10) days, all unpaid amounts hereunder, whether or not such installments are themselves in default or whether or not the unpaid balance of this Note has been accelerated, shall bear interest, compounded monthly, at the lesser of (i) ten percent (10%) or (ii) the maximum interest rate allowed by law.

     This Note may be prepaid, in whole or in part, at any time without penalty; provided that any partial prepayment shall be applied to principal payments due in inverse order of maturity.

     Maker shall be liable to Holder and shall pay to Holder immediately on demand, as part of its liability under this Note, all reasonable costs and expenses of Holder, including reasonable attorneys' fees and disbursements of Holder's counsel, incurred subsequent to any payment default or enforcement of Holder's rights under this Note, or the attempted collection or enforcement of Holder's rights under this Note, whether within or apart from any legal action or proceeding and whether or not suite is actually instituted.

     All notices, requests and demands to or upon Maker or Holder shall be effective when actually received if made in writing and delivered by hand or by overnight courier, or when confirmed receipt if transmitted by telex, telegram, telecopy, e-mail or other form of rapid transmission if notices given by such means of communication are capable of being confirmed upon delivery by electronic means, or five days after being sent by first class mail, in each case prepaid and addressed to the following address or to such other address of Holder or Maker as may be hereunder notified by Holder or Maker to the other:
(i) if to Maker, at:
                           DynTek, Inc.
                           Suite 250
                           18881 Von Karman Avenue
                           Irvine, California 92612
                           Attention:  Chief Financial Officer
                           Fax No.:  949-203-8524

                           and (ii) if to Holder, at:
                           c/o Brook Taube
                           T3 Group LLC
                           440 Locust Street
                           San Francisco, CA 94118
                           Fax No.: 509-463-2274

     This Note shall insure to the benefit of, and be binding upon, Maker, Holder, any owner of this Note, and their respective successors and permitted assigns. Whenever any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party, and in the case of Holder, any other owner of this Note.

     No change, modification or amendment to this Note shall be effective unless made by an instrument in writing signed by both Maker and Holder, and any such change, modification and amendment shall be narrowly construed and effective only to the extend expressly set forth in such instrument.

     This Note shall be governed as to validity, interpretation, construction, effect and in all other respects by the laws and decisions of the State of New York.
                               DynTek, Inc.
                               By:               /s/ James Linesch
                               ---------------------------------------
                               James Linesch
                               Executive Vice President, Chief Financial Officer

                              SETTLEMENT AGREEMENT

     THIS AGREEMENT, entered into as of this 31st day of December, 2002, by and between the estate of EXDS, Inc. ("EXDS"), and DynTek, Inc, ("DynTek");

     WHEREAS effective September 28, 2001, EXDS and DynTek entered into the Exodus Alliance Accounts Receivable Collection Agreement and the Asset Purchase Agreement between Exodus Communications, Inc. as Seller and TekInsight.com, Inc (renamed DynTek, Inc. on December 27, 2002) as Purchaser, pursuant to which DynTek agreed to assume the operations and purchase the business assets of the Seller's Gulf Professional Services Business (collectively, the "AGREEMENTS"); and

     WHEREAS the Exodus Alliance Accounts Receivable Collection Agreement ended on December 31, 2002, with an amount due to DynTek, and the Asset Purchase Agreement between Exodus Communications, Inc. and DynTek, Inc. was approved by the United States Bankruptcy Court for the District of Delaware on February 6, 2002; and

     WHEREAS DynTek desires to individually settle and resolve any and all claims other liabilities or causes of action that EXDS may have against them, and EXDS likewise wishes to settle all such claims, allegations, liabilities or causes of action that DynTek may have against them, all such settlements being without admission of wrongdoing;

     NOW, THEREFORE, the parties, for good and valuable consideration identified herein, do hereby agree to release and discharge each other from any and all liabilities related to the AGREEMENTS, all as more specifically described in the release contained in Section 2 below;

1.   Consideration

Within 2 days from the execution of this Agreement, DynTek shall deliver the following consideration to EXDS:

     1.1 DynTek shall pay to EXDS the amount of $5,000 in cash, which payment shall be wired to EXDS's designated account;

     1.2 DynTek shall deliver to EXDS a DynTek promissory note, in the form attached hereto, under which it will be obliged to pay EXDS a total of $95,000 over three months. The install payments due are as follows:
                            February 10, 2003    $20,000
                            February 28, 2003    $25,000
                            March 31, 2003       $25,000

2.        Releases

Effective upon the execution of this Agreement and receipt of (A) the consideration described on Section 1.1 above and (B) all payments due under the promissory note referred to in Section 1.2 hereof, the parties hereby agrees as follows:

     2.1 EXDS hereby releases, discharges and forever excuses DynTek, its affiliated organizations, and all of their officers, directors, employees, representatives, stockholders and agents, from any and all liability, claim, or cause of action in any way related to or arising out of the AGREEMENTS, and agrees to defend and hold all of the aforementioned harmless from any released claim or liability that may be asserted against any of them by any subcontractor, vendor, affiliate, officer, employee, director, stockholder or other representative of EXDS, relating to the AGREEMENTS.

     2.2 DynTek hereby releases, discharges and forever excuses ESDS, its affiliated organizations, and all of their officers, directors, employees, representatives, stockholders and agents, from any and all liability, claim, or cause of action in any way related to or arising out of the AGREEMENTS.

     3.   Miscellaneous Provisions

     3.1 This Agreement shall be governed, and its terms construed, in accordance with the laws of the State of new York.

     3.2 This Agreement represents the only agreement among the parties concerning the subject matter described herein and supercedes and replaces all prior agreements concerning such matters, whether written or oral.

     3.3 No amendment to this Agreement shall be effective unless it is finalized in written form and signed by all the parties hereto.

     3.4 All parties acknowledge that they have been represented by counsel in the negotiation and finalization of this Agreement, and in particular the consequences of the releases contained herein.

     3.5 Facsimile copies of signatures on this Agreement shall be accepted by the parties hereto as original signatures.

         IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the year and date set forth above.

         DynTek, Inc.

         By:      /s/ James Linesch
                  James Linesch
                  Executive Vice President, Chief Financial Officer

         T3 Group LLC, as agent for the ESDS estate

         By:      /s/ Brook Taube
         Name:    Brook Taube
         Title:   Partner

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



                                                         /s/ Steven J. Ross
                                                         Steven J. Ross
                                                         Chief Executive Officer
                                                         February 19, 2003

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


                                                         /s/ James Linesch
                                                         James Linesch
                                                         Chief Financial Officer
                                                         February 19, 2003