Form 10-Q/A
period 2002-03-31
DYNTEK INC
filed 2003-03-31
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                INTRODUCTORY NOTE

     This Amendment to the Quarterly Report of DynTek, Inc. ("the Company" or "we") on Form 10-Q, as filed by the Company on February 22, 2002, is being filed to amend the Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2002 and the Consolidated Statement of Cash Flows for the nine months ended March 31, 2002. The Amendment reflects adjustments to the opening balances recorded in connection with the merger with DynCorp Management Resources (DMR) on December 27, 2001, and the resulting effects of such adjustments on the net loss recorded during the period. The "Results of Operations" subsection of the Management's Discussion and Analysis of Financial Condition and Results of Operations have also been revised as appropriate. See
Note 2. "Restatement" for further discussion. In addition, this report, as originally filed, stated that such report was not reviewed by our independent accountants. This amendment No. 1 to form 10-Q has been subject to such review.

                          DYNTEK, INC. AND SUBSIDIARIES
                (formerly Tekinsight.com, Inc. and Subsidiaries)


                                      INDEX
PART I - FINANCIAL INFORMATION                                                                                 Page
                                                                                                              Number
Item 1 - Consolidated Financial Statements (unaudited)
     Report of Independent Certified Public Accountants                                                          4

     Consolidated Balance Sheets - March 31, 2002                                                                5
         and June 30, 2001

     Consolidated Statements of Operations and Comprehensive Loss - For the Three Months and                     6
         Nine Months ended March 31, 2002 and 2001

     Consolidated Statements of Cash Flows - For the                                                             7
         Nine Months ended March 31, 2002 and 2001

     Notes to Consolidated Financial Statements                                                               8 - 15

Item 2 - Management's Discussion and Analysis of Financial                                                    16 - 19
     Condition and Results of Operations

PART II - OTHER INFORMATION                                                                                     20

Item 2 - Changes in Securities and Use of Proceeds Item 3 - Quantitative and
Qualitative Disclosures About Market Risk Item 5 - Other Information Item 6.
Exhibits and Reports on Form 8-K

SIGNATURE                                                                                                       21

CERTIFICATIONS                                                                                                22 - 25


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Stockholders and
Board of Directors
DynTek, Inc.


We have reviewed the accompanying consolidated balance sheet of Dyntek, Inc. and Subsidiaries (collectively, the "Company") as of March 31, 2002, and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001 and the related consolidated statements of cash flows for the nine-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 21, 2001, we expressed an unqualified opinion on those consolidated financial statements. Our report letter contained a paragraph stating that conditions existed which raised substantial doubt about the Company's ability to continue as a going concern.



                                                 /s/Grassi & Co., CPAs, P.C.
                                                    Grassi & Co., CPAs, P.C.
                                                    Certified Public Accountants

March 7, 2003

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements (unaudited)


 DYNTEK, INC. AND SUBSIDIARIES (formerly Tekinsight.com, Inc. and Subsidiaries)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                               Restated
                                                                                                March 31,      June 30,
                                              ASSETS                                             2002            2001
                                              ------                                             ----            ----
CURRENT ASSETS:                                                                                Unaudited
         Cash (includes restricted cash of  $1,781 and $804)                               $         1,928  $        1,309
         Accounts receivable, net of allowance for doubtful accounts of $352 and $205               11,458           6,835
         Inventories                                                                                   938           1,617
         Costs and estimated earnings in excess of billings on uncompleted contracts                 1,060               -
         Prepaid expenses and other assets                                                             311             424
         Note receivable                                                                             1,500           1,500
         Other receivables, including receivable from officer of $100 at March 31 and                  710             870
         $170 at June 30, 2001
                                                                                              ------------    ------------
                  TOTAL CURRENT ASSETS                                                              17,905          12,555

INVESTMENTS - Marketable Securities                                                                    389             846

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,627 and $2,056                         1,859             669

GOODWILL                                                                                            46,625           8,466
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,308 and $1,175                       752             914
ACQUIRED CUSTOMER LISTS, net of accumulated amortization of $2,584 and $1,351                       10,326           9,459
PURCHASED SOFTWARE, net of accumulated amortization of $282 and $152                                   408             538

INVESTMENT IN COMPANY                                                                                  136             356

DEPOSITS AND OTHER ASSETS                                                                              368             194
                                                                                              ------------    ------------
                                                                                           $        78,768  $       33,997
                                                                                              ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                  $        15,770  $        8,821
         Line of credit                                                                              1,733           2,503
         Accrued expenses                                                                            2,691           3,163
         Deferred  revenue                                                                           4,396           1,261
         Short-term convertible notes payable                                                        1,563               -
         Audit assessment                                                                            1,843           1,792
         Capital leases, net of long term portion                                                      144               -
                                                                                              ------------    ------------
                  TOTAL CURRENT LIABILITIES                                                         28,140          17,540
                                                                                              ------------    ------------

LONG TERM PORTION CAPITAL LEASE                                                                        114               -
                                                                                              ------------    ------------
MINORITY INTEREST IN SUBSIDIARY                                                                          -             222
                                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value, 10,000,000 shares authorized; 1,621,025 and
         2,189,800 shares issued and outstanding as of March 31, 2002 and June 30, 2001,                 1               1
         respectively
         Class A Common stock, $.0001 par value, 70,000,000 shares authorized;
         22,494,591 shares and 19,470,346 shares issued and outstanding as of March 31,                  2               2
         2002 and June 30, 2001, respectively
         Class B Common stock, $.0001 par value, 20,000,000 shares authorized;
         18,336,663 shares issued and outstanding as of March 31, 2002                                   2               -
         Common stock to be issued                                                                   1,607               -
         Additional paid-in-capital                                                                 83,208          40,060
         Accumulated other comprehensive loss                                                        (108)           (954)
         Accumulated deficit                                                                      (34,198)        (22,874)
                                                                                              ------------    ------------
                  TOTAL STOCKHOLDERS' EQUITY                                                       50,514          16,235
                                                                                              ------------    ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       78,768  $       33,997
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

                                                                  For the Three Months Ended             For the Nine Months Ended
                                                                 Restated                               Restated
                                                                 March 31,          March 31,           March 31,         March 31,
                                                              ---------------- -- ---------------    ----------------    ----------
                                                                   2002                2001               2002               2001
                                                              ----------------    ---------------    ----------------    ----------
REVENUES:
     Infrastructure services                                $            7,974  $           7,549  $           20,481  $     17,064
     Professional and outsource services                                20,141              5,179              31,450        14,517
                                                              ----------------    ---------------    ----------------    ----------
              Total revenues                                            28,115             12,728              51,931        31,581
                                                              ----------------    ---------------    ----------------    ----------

COST OF REVENUES:
     Cost of infrastructure services                                     6,839              6,220              17,378        14,193
     Cost of professional services (net of $5 million
     reimbursement in 2002)                                             20,491              4,055              28,623        10,713
                                                              ----------------    ---------------    ----------------    ----------
     Total cost of revenues                                             27,330             10,275              46,001        24,906
                                                              ----------------    ---------------    ----------------    ----------
GROSS PROFIT                                                               785              2,453               5,930         6,675
                                                              ----------------    ---------------    ----------------    ----------
OPERATING EXPENSES:
     Selling expenses                                                    3,121              2,193               7,229         6,017
     General and administrative expenses                                 1,602                900               3,690         2,762
     Product development                                                     -                603                 492         2,107
     Depreciation and amortization                                         989                674               2,099         1,794
                                                              ----------------    ---------------    ----------------    ----------
              Total operating expenses                                   5,712              4,370              13,510        12,680
                                                              ----------------    ---------------    ----------------    ----------

LOSS FROM OPERATIONS                                                    (4,927)            (1,917)             (7,580)       (6,005)
                                                              ----------------    ---------------    ----------------    ----------

OTHER INCOME (EXPENSE):
     Loss on sale of marketable securities                                   -                  -             (1,241)             -
     Interest expense                                                     (641)              (133)             (2,267)         (367)
     Interest income                                                        10                 18                  31            94
     Equity interest in loss of investee                                   (28)                 -               (220)             -
     Other expense                                                           -               (350)                  -          (350)
                                                              ----------------    ---------------    ----------------    ----------
                  Total other expense, net                                (659)              (465)                             (623)
                                                              ----------------    ---------------    ----------------    ----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     (5,586)            (2,382)            (11,277)       (6,628)
                                                              ----------------    ---------------    ----------------    ----------

     INCOME TAXES                                                            4                  -                  47             -

                                                              ----------------    ---------------    ----------------    ----------
     LOSS FROM CONTINUING OPERATIONS                                    (5,590)           (2,382)            (11,324)        (6,628)

DISCONTINUED OPERATIONS
     (Loss) gain from discontinued operations                                -                (8)                   -            59
                                                              ----------------    ---------------    ----------------    ----------
NET LOSS                                                   $           (5,590)  $         (2,390)  $         (11,324)  $     (6,569)
                                                              ================    ===============    ================    ==========

NET LOSS PER SHARE:
     Continued                                             $            (0.14)  $          (0.14)  $           (0.40)  $      (0.40)
     Discontinued                                                           -                  -                   -              -
                                                              ----------------    ---------------    ----------------    ----------

NET LOSS PER SHARE - basic and diluted                     $            (0.14)  $          (0.14)  $           (0.40)  $      (0.40)
                                                              ================    ===============    ================    ==========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
     -basic and diluted                                            40,850,300         16,868,000          28,076,632     16,550,000
                                                              ================    ===============    ================    ==========

OTHER COMPREHENSIVE LOSS:
     Net loss                                              $           (5,590)  $         (2,390)  $         (11,324)  $     (6,569)
     Change in unrealized gain (loss) on
     available-for-sale- securities                                       (67)               (38)                 846        (2,007)
                                                              ----------------    ---------------    ----------------    ----------

COMPREHENSIVE LOSS                                         $           (5,657)  $         (2,428)  $         (10,478)  $     (8,576)
                                                              ================    ===============    ================    ==========


                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                (formerly Tekinsight.com, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                Nine Months Ended
                                                                                            Restated
                                                                                          March 31,       March 31,
                                                                                            2002            2001
                                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $     (11,324)  $   (6,569)
                                                                                         ------------    ---------
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                          1,934        1,796
        Amortization of capitalized software costs                                               162            -
        Amortization of deferred finance costs                                                   160            -
        Equity interest in loss of investee                                                      220            -
        Loss on sale of marketable securities                                                  1,241            -
        Beneficial conversion feature of short-term notes                                        763            -
        Amortization of debt discount on short-term notes                                        591            -
        Reserve for valuation of note receivable                                                   -          300
        Other non-cash asset write-off                                                             -           50

     Changes in operating assets and liabilities:
        Accounts receivable                                                                    2,798       (1,113)
        Inventories                                                                              679            -
        Deferred expenses on long-term contracts                                              (1,061)           -
        Prepaid expenses and other current assets                                                142         (368)
        Deposits and other assets                                                               (116)         123
        Accounts payable                                                                         449        1,672
        Deferred revenue                                                                       1,614           34
        Audit assessment                                                                          51            -
        Accrued expenses                                                                        (417)        (829)
                                                                                         ------------    ---------
             Total adjustments                                                                 9,210        1,665
                                                                                         ------------    ---------

        NET CASH USED IN OPERATING ACTIVITIES                                                 (2,114)      (4,904)
                                                                                         ------------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from purchase of subsidiary                                                    13         1,313
     Cash proceeds from sale of securities                                                       362             -
     Cash disbursements for the purchase of securities                                             -           (30)
     Capital expenditures                                                                       (118)         (335)
     Investment in subsidiary                                                                      -          (456)
     Capitalized software costs                                                                    -          (330)
                                                                                         ------------    ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                                257           162
                                                                                         ------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments under bank line of credit                                                   (770)      (1,369)
     Cash proceeds from exercise of stock options                                                131            -
     Issuance of convertible notes payable                                                     1,508            -
     Issuance of common stock, net of expenses                                                 1,607          890
     Issuance of subsidiary securities, net of expenses                                            -        2,851
                                                                                         ------------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,476        2,372
                                                                                         ------------    ---------

NET INCREASE (DECREASE) IN CASH                                                                  619       (2,370)

CASH AT BEGINNING OF YEAR                                                                      1,309        3,961
                                                                                         ------------    ---------

CASH AT END OF PERIOD                                                                 $        1,928  $     1,591
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

     On December 27, 2001 the Company completed the merger between DynCorp Management Resources ("DMR"), and subsequently changed its name from Tekinsight.com, Inc. to DynTek, Inc. See Note 4.

 2.  Restatement

     Due to the materiality of the opening balance sheet of DMR and effect on the results of operations on our financial statements, our independent accountants were previously unable to complete their review of our March 31, 2002 financial statements due to the lack of audited financial statements for DMR. The financial statements of DMR as of and for the years ended December 27, 2001 and December 28, 2000 were subsequently audited. Our independent auditors have subsequently completed their review of our March 31, 2002 Quarterly Report on Form 10-Q.

     The Consolidated Balance Sheet at March 31, 2002 has been amended to reverse certain current liabilities that were recorded in connection with the merger with DMR. Specifically, the Company had recorded an accrual for losses in connection with an assumed contract with the Commonwealth of Virginia for non-emergency medical transportation services. The contract extends until June 30, 2003 and is a fixed-fee agreement, with the Company providing complete transportation services, as stipulated, including the hiring of transportation providers. Directly following the merger, we estimated that losses assumed in the merger, associated with the Virginia contract, were approximately $6,222,000 and we recorded such losses as a current liability. The audited financial statements for DMR did not reflect such a loss accrual. Additionally, we had recorded the following amounts in the opening balances that were not in agreement with the audited financial statements of DMR: (i) assumed accounts payable from the merger in an aggregate amount that was $298,000 higher than the aggregate amount recorded in the audited financial statements of DMR, (ii) a reserve for uncollectable accounts receivable of $183,000, which was not recorded in the audited financial statements of DMR and (iii) assets were not recorded by the Company (because they were not conveyed), in the aggregate amount of $71,000, which were reflected in the audited financial statements of DMR. The amended Consolidated Balance Sheet as of March 31, 2002 reflects the reversal of the accrued liabilities, assets and allowances mentioned above, so as to conform with the audited financial statements of DMR as of December 27, 2002.

     The Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended March 31, 2002 have been amended to reflect a loss accrual in connection with the Commonwealth of Virginia non-emergency medical transportation services contract in the amount of $2,383,000 during the three months ended March 31, 2002. Our estimate of losses from the contract was approximately $7,383,000 in the Company's quarterly Report on Form 10-Q filed on February 22, 2002. In August 2002, we completed a negotiated settlement with DynCorp, Inc. regarding this contract, whereby DynCorp reimbursed the Company for $5 million of the unanticipated operating expenses incurred to perform under the contract. Such reimbursement has been applied to the estimate to complete the contract. The balance of the estimated losses to complete the contract, in the amount of $2,383,000, is reflected as an increase in the net loss reported during the quarter ended March 31, 2002. Additionally, we have recorded an increase in losses during the period for the following items that had previously been treated as opening balance accruals and reserves:
     (i) the excess of accounts payable assumed, over the amount recorded in the DMR financial statements, in the amount of $298,000, (ii) a reserve for doubtful accounts receivable assumed in the merger, in the amount of $183,000 and (iii) cash and deferred liabilities recorded on the audited financial statements of DMR, in the aggregate amount of $71,000, that were not conveyed to the Company.

     The Business Segments disclosure (see Note 11) has been adjusted to reflect a loss accrual in connection with the Commonwealth of Virginia non-emergency medical transportation services contract in the amount of $2,383,000 during the three months ended March 31, 2002, as discussed above. Additionally, the nine months ended March 31, 2002 was previously presented on a proforma basis, as if the merger had been consummated on July 1, 2001. Such presentation has been changed to reflect the actual results during that period.

     The Consolidated Statements of Cash Flows has been amended to reflect the effects of the adjustments described above.


3.   Significant Accounting Policies

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

     The Company adopted FAS 142 as of July 1, 2001. At December 31, 2001, the Company evaluated its existing goodwill and intangible assets, prior to the DMR merger, of approximately $8.5 million and $8.7 million respectively. The Company's appraiser used both the expected future discounted cash flow method and the market approach to determine the fair value of the reporting units and whether any impairment of goodwill or intangible assets existed as of the above date. As a result of this evaluation, the Company determined that there was no impairment of the assets. The impact of adopting FAS 142 was to reduce amortization of goodwill and, consequently, the loss by $607,000, or $.03 per share, for the quarter ended March 31, 2002, and $822,000, or $ .04 per share, for the nine months ended March 31, 2002.

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

4.   BUSINESS ACQUISITIONS

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

     In connection with this acquisition, the Company assumed numerous ongoing customer relationships, representing the majority of its revenues. In the acquisition, the Company recorded $40,827,000 in total goodwill and intangible assets allocated as follows: $38,727,000 in goodwill, which will be tested for impairment of value on a periodic basis (at a minimum annually), and $2,100,000 in capitalized customer contracts amortized over 7 years. The amortization periods were based on the customer and company relationship history, and the contract term and projected gross margin throughout the contract life. The value of the intangibles will continue to be reviewed for impairment quarterly by the derivation of free cash flows method and any valuation differences will be booked accordingly. Property and equipment were evaluated for adjustments to fair value, and generally were recorded at the net book values from the prior company, which were considered to approximate fair value.

     A summary of the business assets acquired is as follows:

     (Amounts in thousands)

     Consideration paid:
     Stock issued                                          $          40,341
     Acquisition costs                                                 1,110
     Liabilities assumed                                               8,066
                                                             ----------------
     Total consideration                                   $          49,517
                                                             ----------------

     Assets acquired:
     Cash                                                  $              13
     Accounts receivable, net                                          7,317
     Prepaid expenses, deposits and other assets                          29
     Deferred costs                                                       58
     Property and equipment                                            1,273
     Customer list                                                     2,100
     Goodwill                                                         38,727
                                                             ----------------
     Fair value of assets acquired                         $          49,517
                                                             ----------------

The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisition had been consummated as of July 1, 2000:

(in thousands, except per share data)

                                             Three months ended March 31,           Nine months ended March 31,
                                                2002                2001             2002               2001
                                                ----                ----             ----               ----
Revenue                                 $            28,115   $        19,461    $      79,467   $          51,437
                                          ------------------   ---------------   --------------   -----------------

Net loss                                $            (5,586)  $        (2,375)   $     (24,851)  $          (7,855)
                                          ------------------   ---------------   --------------   -----------------

Net loss per share                      $             (0.14)  $         (0.14)   $       (0.89)  $           (0.47)
                                          ------------------   ---------------   --------------   -----------------

Weighted average shares outstanding              40,850,300        16,868,000       28,076,632          16,550,000
                                          ------------------   ---------------   --------------   -----------------


5.   Restricted Cash

     At March 31, 2002, cash of $ 1,781,000 was received in connection with hardware and software maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements.

6.   Credit Facility

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

7.   Marketable Securities

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



8.   Commitments, Contingencies, and Other Agreements

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


9.   Short-Term Notes Payable

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

10.  Stockholders' Equity

     On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of March 31, 2002, 568,775 of such shares were converted into 1,420,890 shares of Class A common stock, with a remainder of 1,621,025 shares not yet converted.

     In July 2001 holders of preferred stock issued by a subsidiary of the Company converted the 1,000,000 shares of preferred stock into 1,500,000 shares of the Company's Class A common stock. Such preferred stock shares were issued in September 2000 for an equity investment of $3,000,000.

     During the nine months ended March 31, 2002, stock options were exercised for 97,473 shares of Class A common stock at prices averaging $0.94 per share. The Company issued 78,446 Class A common shares in connection with an earn-out payment due in the amount of $216,668 from the Big Technologies acquisition. The Company retired 72,564 shares of its Class A common stock.

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

     In February 2002, the Company authorized the sale of up to 3,333,333 Units, at a price of $1.50 per Unit, with each Unit consisting of one share of Class A common stock and one Class A common stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half share of Class A common stock at a purchase price of $1.50 per share. As of March 31, 2002, $1,607,000 was received in sales of such Units, for which an aggregate amount of 1,071,375 shares of Class A common stock will be issued. The Company paid a finder a cash fee of ten percent (10%) of the proceeds from the sale of the Units.

11.  Long-term Contract Adjustment

     As a part of the merger with DMR, the Company assumed operations under a contract with the Commonwealth of Virginia for the provision of non-emergency medical transportation services. The contract extends until June 30, 2003, with aggregate revenues of approximately $41 million remaining following the December 27, 2001 merger. The contract is a fixed-fee agreement, with the Company providing complete transportation services, as stipulated, including the hiring of transportation providers. Directly following the merger, estimated losses from this contract exceeded estimates prepared prior to the merger date. The Company's estimate of losses from the contract, prepared following the merger date, was approximately $7,383,000. In August 2002, the Company completed a negotiated settlement with DynCorp regarding this contract, whereby DynCorp reimbursed the Company for $5 million of the unanticipated operating expenses incurred to perform under the Contract. Such reimbursement has been applied to the estimate to complete the contract. The balance of the estimated losses to complete the contract, in the amount of $2,383,000, was recognized as a loss during the fiscal quarter ended March 31, 2002. Such losses have been accrued in the loss estimate, net of the reimbursement from DynCorp.

12.      Business Segments

     DynTek's operations are organized along its product lines and include four segments - the management, transportation, human and network services segments. The following table provides selected financial data for DynTek's business segments (in thousands of dollars):


                                                                                Reportable Business Segments
                                                                   ---------------------------------------------------
                                                         Management     Transportation       Human         Network
                                                          Services         Services        Services        Services         Total
             Three months ended March 31, 2002
             Sales to external customers                   $ 323           $ 11,529        $ 2,197         $ 14,066        $ 28,115
             Depreciation and amortization expense             -                337              4              648             989
             Operating Income (loss)                        (121)            (3,318)           344           (1,832)         (4,927)
             Net interest expense (income)                     -                  -              -              631             631
             Total assets                                    191              8,366          1,466           68,745          78,768
             Capital expenditures, net disposals               -                  -              3                -               3

             Nine months ended March 31, 2002

             Sales to external customers                   $ 323           $ 11,529         $2,197         $ 37,882        $ 51,931
             Product development                               -                  -              -              492             492
             Depreciation and amortization expense             -                337              4            1,758           2,099
             Operating Income (loss)                        (121)            (3,318)           344           (4,485)         (7,580)
             Net interest expense (income)                     -                  -              -            2,236           2,236
             Total assets                                    191              8,366          1,466           68,745          78,768
             Capital expenditures                              -                  -              3              115             118



13.  Related-Party Transactions

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

     Cost of revenues for the 2002 Three Month Period increased to approximately $27,330,000 from approximately $10,275,000 for the 2001 Three Month Period, due to the December 27, 2001 merger of DynCorp Management Resources (DMR). Cost of sales increased, as a percentage of sales, due to the increased operating costs related to the Virginia contract. A loss accrual estimate was recorded on this contract in the amount of $2,383,000. Aside from the Virginia loss accrual amount, the gross margin on revenues decreased to 11% in the 2002 Three Month Period, from 19% in the prior year same period, due to the assumption of low-margin transportation contracts in the DMR merger.

     Selling, general and administrative expenses for the 2002 Three Month Period increased to approximately $4,723,000 from approximately $3,093,000 for the 2001 Three Month Period. Of the increase, approximately $900,000 resulted from the DMR merger and approximately $400,000 is attributable to business development in new geographic areas.

     Product development expense for the 2002 Three Month Period decreased to $0 from approximately $603,000 for the 2001 Three Month Period. The decrease is primarily due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2002 Three Month Period increased to approximately $989,000 from approximately $674,000 for the 2001 Three Month Period. This increase is primarily attributable to the one time depreciation expense of $260,000 to reduce the life of the Dyncorp Management Resources computer equipment acquired December 27, 2001 from 5 years to 3 years.

     Interest income for the 2002 Three Month Period decreased to approximately $10,000 from approximately $18,000 for the 2001 Three Month Period. This decrease is attributable to a decrease in the amount of interest earned on interest bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits. Interest expense for the 2002 Three Month Period was approximately $641,000, as compared to $133,000 during the 2001 Three Month Period. This increased expense is a result of interest on the short-term convertible notes payable incurred during the 2002 Three Month Period, which includes the amortization of debt discount of $153,000.

     The Company has recognized its pro-rata portion of the losses incurred by an affiliate, LaborSoft, in the amount of $28,000 during the 2002 Three Month Period. Such losses have reduced the carrying, value of its investment in LaborSoft to $136,000 at March 31, 2002.

     The increase in net loss to $5,590,000 for the 2002 Three Month Period, as compared to a loss of $2,390,000 for the 2001 Three Month Period, is primarily due to interest on short term notes payable and to losses derived from the Virginia contract.

The nine months ended March 31, 2002 (the "2002 Nine Month Period") as compared to the nine months ended March 31, 2001 (the "2001 Nine Month Period").

     Revenues for the 2002 Nine Month Period increased to approximately $51,931,000 from approximately $ 31,581,000 for the 2001 Nine Month Period. The increase is primarily due to the December 27, 2001 merger with Dyncorp Management Resources.

     Cost of revenues for the 2002 Nine Month Period increased to approximately $46,001,000 from approximately $24,906,000 for the 2001 Nine Month Period. Cost of sales increased, as a percentage of sales, due to the increased operating costs related to the Virginia contract. A loss accrual estimate was recorded on this contract in the amount of $2,383,000. Aside from the Virginia loss accrual amount, the gross margin on revenues decreased to 16% in the 2002 Three Month Period, from 21% in the prior year same period, due to the assumption of low-margin transportation contracts in the DMR merger.

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

     Interest income for the 2002 Nine Month Period decreased to approximately $31,000 from approximately $94,000 for the 2001 Nine Month Period. This decrease is attributable to a decrease in the amount of interest earned on interest-bearing investments, due to lower amounts of funds available for working capital on deposit and lower interest rates paid on those deposits. Interest expense for the 2002 Nine Month Period was approximately $2,267,000, as compared to $367,000 during the 2001 Nine Month Period. This increase in interest expense is a result of interest on short term notes payable, which includes non-cash charges for the beneficial conversion feature ($763,000) and the amortization of debt discount ($476,000).

     During the quarter ended December 31, 2001, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company has recognized its pro-rata portion of the losses incurred by an affiliate, in the amount of $220,000 during the 2002 Nine Month Period.

     The increase in net loss to $11,324,000 for the 2002 Nine Month Period, as compared to a loss of $6,569,000 for the 2001 Nine Month Period, is primarily due to losses derived from the Virginia contract, loss on the sale of marketable securities and to interest expense associated with the short-term notes payable.

Liquidity and Capital Resources

     As of March 31, 2002 the Company had a working capital deficiency of approximately $10,235,000 compared to a working capital deficiency of $4,985,000 at June 30, 2001. This decrease in working capital is primarily due to acquisition of DMR during the 2001 Three Month Period.

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

     In connection with the merger with DMR, the Company assumed a contract with the Commonwealth of Virginia for non-emergency medical transportation services. The contract extends until June 30, 2003, with aggregate revenues of approximately $41 million remaining following the December 27, 2001 merger. The contract is a fixed-fee agreement, with the Company providing complete transportation services, as stipulated, including the hiring of transportation providers. Directly following the merger, estimated losses from this contract exceeded estimates prepared prior to the merger date. The Company's estimate of losses from the contract, prepared following the merger date, was approximately $7,383,000. In August 2002, the Company completed a negotiated settlement with DynCorp regarding this contract, whereby DynCorp reimbursed the Company for $5 million of the unanticipated operating expenses incurred to perform under the Contract. Such reimbursement has been applied to the estimate to complete the contract. The balance of the estimated losses to complete the contract, in the amount of $2,383,000, was recognized as a loss during the fiscal quarter ended March 31, 2002. Such losses have been accrued in the loss estimate, net of the reimbursement from DynCorp. The Commonwealth of Virginia has notified the Company of its intention to solicit bids for the renewal of the services award following June 30, 2002. The Company will submit a competitive bid; however, there is no assurance that such bid will be accepted as the provider of services in the future.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

                  99.1     Section 906 Certification of Steven Ross

                  99.2     Section 906 Certification of James Linesch

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

                                                     Date: March 28, 2003

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


Date:  March 28, 2003
                                                    By:  /s/Steven J. Ross
                                                         Steven J. Ross
                                                         Chief Executive Officer

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

Date:  March 28, 2003
                                                   By:  /s/ James Linesch
                                                        James Linesch
                                                        Chief Financial Officer

                                                                    Exhibit 99.1

                Certification Pursuant to 18 U.S.C. Section 1350,
                    As Adopted Pursuant to Section 906 of the
                          Sarbanes - Oxley Act of 2002

In connection with the Annual Report of DynTek, Inc., a Delaware corporation (the "Company"), on Form 10-K for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chief Executive Officer, hereby certifies pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report of the Company filed today pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), fully complies with the requirements of Section 13(a) of the Exchange Act; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                         Steven J. Ross
                                                         Chief Executive Officer
                                                         March 28, 2003

                                                                    Exhibit 99.2

                Certification Pursuant to 18 U.S.C. Section 1350,
                    As Adopted Pursuant to Section 906 of the
                          Sarbanes - Oxley Act of 2002

In connection with the Annual Report of DynTek, Inc., a Delaware corporation (the "Company"), on Form 10-K for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report of the Company filed today pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), fully complies with the requirements of Section 13(a) of the Exchange Act; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                         James Linesch
                                                         Chief Financial Officer
                                                         March 28, 2003