Form 10-Q
period 2003-03-31
DYNTEK INC
filed 2003-05-20
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2003

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from__________ to __________


                         Commission file number 1-11568
                                                -------


                                  DYNTEK, INC.
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                                95-4228470
-------------------------------                              -------------------
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

     The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of May 9, 2003 was 35,475,943.

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                     Page
                                                                                                  Number
Item 1.  Condensed Consolidated Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets - March 31, 2003                                          3
         and June 30, 2002

     Condensed Consolidated Statements of Operations and Comprehensive Loss - For the Three          4
         Months and Nine Months ended March 31, 2003 and 2002

     Condensed Consolidated Statements of Cash Flows - For the                                       5
         Nine Months ended March 31, 2003 and 2002

     Notes to Condensed Consolidated Financial Statements                                            6 - 14


Item 2. Management's Discussion and Analysis of Financial                                            15 - 19
           Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   19
Item 4. Controls and Procedures                                                                      19

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                            20
Item 6. Exhibits and Reports on Form 8-K                                                             20

SIGNATURE                                                                                            21

CERTIFICATIONS                                                                                       22-24


Part I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)

                          DYNTEK, INC. AND SUBSIDIARIES
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                      (in thousands, except per share data)

                                                                                           March 31,   June 30,
                                     ASSETS                                                 2003         2002
                                                                                           --------    --------
CURRENT ASSETS:                                                                           Unaudited
         Cash (includes restricted cash of  $721 and $986)                                 $  1,230    $  1,012
         Accounts receivable, net of allowance for doubtful accounts of $464 and $609         9,183      15,023
         Tax refund receivable                                                                 --           245
         Inventories                                                                            257       1,008
         Costs and estimated earnings in excess of billings on uncompleted contracts           --         3,015
         Prepaid expenses and other assets                                                      168         128
         Note receivable - current portion                                                      187         375
         Other receivables                                                                       95         779
                                                                                           --------    --------
                  TOTAL CURRENT ASSETS                                                       11,120      21,585

RESTRICTED CASH                                                                                 763         995

INVESTMENTS - Marketable Securities                                                             328         366

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,897 and $2,619                    556       1,040

GOODWILL                                                                                     40,688      40,688
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $540 and $378                    537         698
ACQUIRED CUSTOMER LIST, net of accumulated amortization of $4,446 and $3,025                  7,893       9,304
PURCHASED SOFTWARE, net of accumulated amortization of $454 and $325                            235         365

NOTES RECEIVABLE, long term, including receivable from officer $100                           1,017       1,017

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                                  --         3,915
DEPOSITS AND OTHER ASSETS                                                                       327         462
                                                                                           --------    --------
                                                                                           $ 63,464    $ 80,435
                                                                                           ========    ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                                  $ 14,405    $ 16,963
         Line of credit                                                                         760       6,347
         Accrued expenses                                                                     2,659       4,437
         Deferred  revenue                                                                    1,754       4,658
         Audit assessment                                                                      --         1,861
         Notes payable                                                                          678       1,250
         Net current liabilities of discontinued operations                                    --           144
                                                                                           --------    --------
                  TOTAL CURRENT LIABILITIES                                                  20,256      35,660

DEFERRED REVENUE - long term                                                                    763         995
NOTE PAYABLE to STOCKHOLDER                                                                   5,000        --
                                                                                           --------    --------
                             TOTAL LIABILITIES                                               26,019      36,655
                                                                                           --------    --------
COMMITMENTS AND CONTINGENCIES                                                                  --          --
STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value, 10,000,000; shares authorized:
         1,605,182 and 1,616,397 shares issued and outstanding as of March 31,
         2003 and June 30, 2002,
         respectively                                                                             1           1
         Class A Common stock, $.0001 par value, 70,000,000 shares authorized; 35,507,332
          shares and 23,533,692 shares issued and outstanding                                     4           2
         Class B Common stock, $.0001 par value, 20,000,000 shares authorized; 0 shares and 18,336,663 shares issued and outstanding as of March 31, 2003 and June 30,
          2002, respectively                                                                   --             2
         Additional paid-in-capital                                                          81,472      86,193
         Other comprehensive loss                                                              (199)       (131)
         Deficit                                                                            (43,833)    (42,287)
                                                                                           --------    --------
                  TOTAL STOCKHOLDERS' EQUITY                                                 37,445      43,780
                                                                                           --------    --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 63,464    $ 80,435
                                                                                           ========    ========

            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                           (Unaudited) (in thousands,
                             except per share data)


                                                               Three Months Ended             Nine Months Ended
                                                                    March 31,                      March 31,
                                                          ----------------------------    ----------------------------
                                                               2003           2002            2003           2002
                                                          ------------    ------------    ------------    ------------
REVENUES:
       Product Revenues                                   $      5,051           7,974          16,176    $     20,481
       Service Revenues                                          6,961           8,539          21,824          19,848
                                                          ------------    ------------    ------------    ------------
                Total revenues                                  12,012          16,513          38,000          40,329
                                                          ------------    ------------    ------------    ------------

COST OF REVENUES:
       Cost of products                                          4,135           6,839          13,496          17,378
       Cost of services                                          5,370           6,289          17,189          14,421
                                                          ------------    ------------    ------------    ------------
          Total cost of revenues                                 9,505          13,128          30,685          31,799
                                                          ------------    ------------    ------------    ------------
GROSS PROFIT                                                     2,507           3,385           7,315           8,530
                                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling expenses                                                 1,802           3,121           5,348           7,229
       General and administrative expenses                         496           1,331           2,365           3,419
       Application development                                    --              --              --               492
       Depreciation and amortization                               689             912           2,101           2,022
                                                          ------------    ------------    ------------    ------------
                Total operating expenses                         2,987           5,364           9,814          13,162
                                                          ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                              (480)         (1,979)         (2,499)         (4,632)
                                                          ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
       Loss on sale of marketable securities                      --              --              --            (1,241)
       Interest expense                                           (316)           (641)           (905)         (2,267)
       Interest income                                              48              10              64              31
       Reversal of state audit assessment & other                1,948            --             1,948            --
       Equity interest in loss of investee                         (10)            (28)            (72)           (220)
                                                          ------------    ------------    ------------    ------------
                    Total other income (expense)                 1,670            (659)          1,035          (3,697)
                                                          ------------    ------------    ------------    ------------


INCOME/(LOSS) BEFORE INCOME TAX                                  1,190          (2,638)         (1,464)         (8,329)
       INCOME TAX                                                 --                 4               1              47

                                                          ------------    ------------    ------------    ------------
       NET INCOME / (LOSS) FROM CONTINUING OPERATIONS     $      1,190    $     (2,642)   $     (1,465)   $     (8,376)

DISCONTINUED OPERATIONS
       Gain on disposal of discontinued operations               2,791            --             2,791            --
       Loss on discontinued operations                          (3,133)         (2,948)         (2,871)         (2,948)
                                                          ------------    ------------    ------------    ------------
       LOSS FROM DISCONTINUED OPERATIONS                          (342)         (2,948)            (80)         (2,948)

                                                          ------------    ------------    ------------    ------------
NET INCOME/(LOSS)                                         $        848    $     (5,590)   $     (1,545)   $    (11,324)
                                                          ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE: Basic
       Continuing Operations                                       .03            (.06)           (.03)           (.29)
       Discontinued Operations                                    (.01)           (.08)           (.01)           (.11)
                                                          ------------    ------------    ------------    ------------
                                                          $        .02    $       (.14)   $       (.04)   $       (.40)
                                                          ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE: Diluted
       Continuing Operations                                       .02            (.06)           (.03)           (.29)
       Discontinued Operations                                    (.01)           (.08)           (.01)           (.11)
                                                          ------------    ------------    ------------    ------------
                                                          $        .01    $       (.14)   $       (.04)   $       (.40)
                                                          ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION -
           Basic                                            35,504,391      40,850,300      36,537,342      28,076,632
           Diluted                                          46,556,536      40,850,300      36,537,342      28,076,632

NET INCOME /(LOSS)                                        $        848    $     (5,590)   $     (1,545)   $    (11,324)

COMPREHENSIVE LOSS, NET OF TAX
       Change in unrealized gain (loss) on
        available-for-sale-securities                              (21)            (67)            (68)            846
                                                          ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                        $        827    $     (5,657)   $     (1,613)   $    (10,478)
                                                          ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                                       Nine months ended
                                                                                            March 31,
                                                                                     -----------------------
                                                                                       2003           2002
                                                                                     -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(1,545)        (11,324)
     Deduct: Loss from discontinued operations                                           (80)         (2,948)
                                                                                     -------         -------
     Net loss, excluding discontinued operations                                      (1,465)         (8,376)
                                                                                     -------         -------
     Adjustments to reconcile net loss, excluding discontinued operations, to net cash provided by( used in) operating activities:
        Gain on discontinued operations                                               (2,791)           --
        Depreciation and amortization                                                  2,017           1,934
        Amortization of capitalized software costs                                       161             162
        Amortization of deferred finance costs                                          --               160
        Equity interest in investee                                                       72             220
        Loss on sale of marketable securities                                           --             1,241
        Beneficial conversion feature of short-term notes                               --               763
        Amortization of debt discount on short-term notes                               --               591
        Interest on short term note payable                                              428            --
        Settlement of Exodus future royalties, net                                      (425)           --
        State audit assessment                                                        (1,861)             51

     Changes in operating assets and liabilities:
        Accounts receivable                                                            5,840           2,798
        Inventory                                                                        751             679
        Costs and estimated earnings in excess of billings on uncompleted
        contracts                                                                      3,015          (1,061)
        Prepaid expenses and other current assets                                        238             142
        Deposits and other assets                                                         63            (116)
        Accounts payable                                                              (2,558)            449
        Deferred revenue                                                              (2,904)          1,614
        Accrued expenses                                                              (1,114)           (417)
                                                                                     -------         -------
             Total adjustments                                                           932           9,210

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (533)            834
                                                                                     -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes Receivable                                                                    188            --
     Cash proceeds from sale to First Transit                                          6,450            --
     Cash proceeds from purchase of subsidiary securities                               --                13
     Cash proceeds from sale of marketable securities                                   --               362
     Capital expenditures                                                                (22)           (118)
                                                                                     -------         -------
        NET CASH PROVIDED BY  INVESTING ACTIVITIES                                     6,616             257
                                                                                     -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) proceeds under bank line of credit                              (5,587)           (770)
     Notes payable                                                                       (25)
     Cash proceeds from the sale of securities                                           696           1,607
     Cash proceeds from exercise of stock options                                       --               131
     Issuance of short term notes payable, net                                          --             1,508
                                                                                     -------         -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (4,916)          2,476
                                                                                     -------         -------
NET CASH USED IN DISCONTINUED OPERATIONS                                                (949)         (2,948)
                                                                                     -------         -------

NET INCREASE (DECREASE) IN CASH                                                          218             619

CASH AT BEGINNING OF YEAR                                                              1,012           1,309
CASH AT END OF PERIOD                                                                $ 1,230           1,928
                                                                                     =======         =======

            See notes to condensed consolidated financial statements

                           DYNTEK, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


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

The accompanying financial statements reflect all adjustments, which, in the opinion of management consist of normal recurring items, are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. These adjustments include certain reclassifications to reflect the disposal of certain non-emergency transportation services which was a component of our business outsourcing segment. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

         Accounting Policies

In November 2002, Financial Accounting Standards Board "FASB" issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for our year ended June 30, 2003. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.

The Financial Accounting Standards Board "FASB" issued statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company evaluates the recoverability of it's Goodwill and Other intangibles in accordance with the Statement of Financial Accounting Standards Board "SFASB" No. 142, Goodwill and Other Intangible Assets. As of March 31, 2003, the Company has determined there have been no events to indicate that any, impairment has occured which would require an adjustment to reduce the carrying value of goodwill. The Company will be conducting it's annual test of existing goodwill at June 30, 2003. The results of this annual testing of goodwill will determine if further adjustments to reduce the carrying value are required.

The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" that provide alternatives methods of transition for a voluntary change to the fair value based method accounting for stock-based employee compensation. The provisions of this Statement are effective for fiscal years beginning after December 15, 2002.

During the current quarter, the Company adopted Statement of financial Accounting Standard No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro- forma net income and basic and diluted earnings
(loss) per share as if the fair value-based method had been applied to all awards.

   ----------------------------------------------------------------------------------------------
                                                 Three Months                   Nine Months
                                             2003           2002           2003            2002
                                           --------     ----------      ---------      -----------
   Periods Ended March 31,
   Net Income (Loss)                       $    848     $   (5,590)     $  (1,545)     $   (11,324)
   Stock-based employee compensation
   cost, net of tax effect, under fair
   value accounting                              69            147            207              441
                                           --------     ----------         ------      -----------
   Pro-forma net loss under Fair Value
   Method                                  $    779     $   (5,737)        (1,752)     $   (11,765)
                                           --------     ----------         ------      -----------
   Income (Loss) per share
   Basic                                        .02           (.14)          (.04)            (.40)
   Diluted                                      .01           (.14)          (.04)            (.40)
   Per share stock-based employee
   compensation cost, net of tax
   effect, under fair value accounting         (.00)          (.01)          (.01)            (.02)
   Pro-forma loss share basic                   .02           (.15)          (.05)            (.42)
   Pro-forma loss share diluted            $    .01     $     (.15)     $    (.05)     $      (.42)
   ------------------------------------------------------------------------------------------------


The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

                                                  Fiscal year     Fiscal year
                                                  2003 grants     2002 grants
                                                  -----------          ------
Dividend yield                                           -                 -
Weighted average expected life:                   3.6 years         5.5 years
Weighted average risk-free interest rate               2.5%             3.7%
Expected volatility                                    136%              53%


The Company has adopted the above pronouncements during the current quarter and there was no material effect on the Company's consolidated financial statements.

2.       Going Concern

As indicated by the accompanying consolidated financial statements, the Company has incurred consolidated net losses. Additionally, the Company has significant deficits in working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relative to the recoverability and classification of assets, or the amounts and classification of liabilities that might be necessary in the event the Company is unable to continue operations.

3. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB Interpretation 46 is not expected to have an impact on the Company's financial statements.

In April 2003, Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

4. Restricted Cash

As of March 31, 2003, cash of $ 1,484,000 has been received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements. Of this amount, approximately, $721,000 will be released during the 2003 calendar year. The non-current portion, $763,000, has been classified as a non-current asset.

5. Credit Facility

The credit agreement with Foothill Capital Corporation (the "Foothill Agreement") provides for a revolving line of credit not to exceed $15,000,000. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. The outstanding borrowings bear interest at 1% over Wells Fargo base rate (4.25% at March 31, 2003) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under similar terms. The Company's Subsidiary, DynTek Services is required to maintain certain financial covenants, based upon defined EBITDA, tangible net worth and interest coverage ratio of the subsidiary. DynTek Services is not in compliance with the tangible net worth covenant and other provisions of the Foothill agreement as of March 31, 2003. The Company has not received a waiver from Foothill for non compliance with the financial covenant and such other provisions, since the Company is actively seeking alternative financing, as described below.

On March 14, 2003, the Foothill Agreement was amended in connection with the consent for the asset sale of contracts to First Transit (see footnote 11). Under the terms of the amendment, the Company agreed to reduce the maximum outstanding loan balance to $3,100,000 on March 14, 2003, to $2,750,000 on the date that the second payment was received from First Transit; and the maximum loan is reduced by $100,000 per week commencing April 21, 2003. At March 31, 2003 the outstanding loan balance was $760,000, and the Company has complied with the terms of the loan balance reduction requirements since that date.

With the knowledge of Foothill, the Company is actively involved in negotiating an alternative lending agreement, which will be collateralized by its accounts receivables but there are no assurances the Company will be successful.

6. Marketable Securities

Marketable securities have been classified as available for sale securities at March 31, 2003 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At March 31, 2003, the unrealized loss on securities was $199,000.

7. Commitments, Contingencies, and Other Agreements

During the quarter ended March 31, 2003 the Company made payments of $206,000 due on a judgment that was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina on July 28, 2000. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest totaling $ 778,000 and is included in the accrued expenses on the balance sheet. At March 31, 2003, $572,000 was outstanding. Payments totaling $ 459,000 have been made subsequent to March 31, 2003. As of May 13, 2003, $113,000 remained due and is reported in accrued expenses on the accompanying financials.

On August 20, 2002, a settlement and dismissal order was approved and filed in the New York County Clerk's Office from a stockholder's derivative action by Paul Miletich. The action was originally filed on July 10, 2000, naming the Company as a nominal defendant. As a part of the settlement, the Company received 300,000 shares of DynTek common stock and 125,000 shares of MedEmerg common stock, as full settlement of a guarantee provided to the Company. Additionally, the insurance underwriters for DynTek paid the Company $300,000 on behalf of the director defendants. DynTek reimbursed plaintiff's counsel for fees and expenses of $330,000, of which 20% was paid in MedEmerg stock (80,488 shares). The shares of DynTek common stock were received and were the remaining shares of MedEmerg common stock, held as marketable securities. No gain or loss was recorded in connection with the settlement.

On December 31, 2002, the Company settled all amounts due of approximately $713,000, net of a related receivable of $187,000, under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000, payable over three months ending March 31, 2003. As of March 31, 2003, $75,000 remains due and payable under this agreement. This amount is recorded in the balance sheet as included in accrued expenses.

On January 29, 2002, the Company was named as a third-party defendant in a matter brought by Computer Associates International, Inc. ("CA") against the City of Boston ("COB"), in United States District Court, District of Massachusetts (Case Number 01-10566-EFH). CA filed suit against COB alleging, among others, that COB breached a contract with CA, that COB violated copyright laws, and that COB owes the balance due under a multi-phase purchase agreement. While CA has not asserted a specific damages amount, the total multi-phase contract was in an amount of approximately $2 million. COB subsequently named the Company as a third-party defendant, alleging that COB is entitled to indemnification from the Company based on an alleged contract between the Company and COB, that COB is entitled to contribution from the Company for any amounts COB is ordered to pay CA, and that the Company misrepresented material facts with respect to CA's product, services, and cost. COB's third-party complaint against the Company seeks all damages as a result of the Company's alleged acts. The matter is currently in the discovery stage. Company management believes that COB's claims against the Company are without merit and the Company intends to vigorously contest the claims asserted against it. However, there is no assurance that the resolution of this matter will be favorable for the Company.

Effective December 15, 2002 the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provide that the Company issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extends through June 2003. The Company has included the third-party transportation provider liabilities in its accounts payable as of March 31, 2003, and believes that it is in compliance with the terms of the Settlement Agreement. Several of the vendors that provided transportation services in the Commonwealth of Virginia have initiated legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit. As of May 6, 2003 actions for collection have commenced in 6 separate proceedings. Ali Medical,et.al, a joint case of 23 providers for approximately $950,000, is the largest of the claims. On April 28, 2003, the Company has removed this matter from the Circuit Court of the City of Richmond, Virginia to the United States District Court for the East District of Virginia. The Company has filed a Motion for a More Definitive Statement for the basis of the joining of the plaintiffs to a single claim. The remaining five proceedings are for an aggregate amount of approximately $767,000 a portion of which has been disputed based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts. The Company believes that these six claims will be fully resolved following evaluation of the claims against those services authorized by the Company and those rates permitted in subcontracts. However, the Company is unable to predict the outcome of these claims and, accordingly, no adjustments have been made to the financial statements.

In February 2003, four actions were dismissed in Civil Court of New York, two between the Company and Stride & Associates in the aggregate amount of $40,000, and two between the Company and consultants in the aggregate amount of $53,000.

Due to the expiration of the statute of limitations to obtain a judgment against the Company; a liability carried on its books since 1995 has been written off as of March 31, 2003, along with the accrued interest on the debt. In connection with the write-off, the company recorded other income of $1,862,000, and offset interest expense in the amount of $52,000. The liability was originally recorded as a result of audit findings relating to a prior business of the Company that was divested in 1998. One of the Company's discontinued wholly-owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits, which was conducted on behalf of the California Department of Health Services. On January 26, 2000, the California Court of Appeals upheld the audit findings, but the California Department of Health Services never filed an action to collect the amount in question.

On October 11, 2002, Merisel Americas, Inc. filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. The Company does not dispute the claim of $483,000 and is negotiating payment terms. This amount is included in the Company's accounts payable.

8. Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of March 31, 2003, 584,618 of such shares were converted into 1,460,496 shares of Class A common stock, with a remainder of 1,605,182 shares not yet converted.

During September 2002, in connection with the settlement of the Miletich Derivative Action, the Company received 300,000 shares of its Class A Common Stock. Such shares were held at cost as treasury stock at December 31, 2002, and the Company has since retired the shares.

In June 2002, the Company sold 1,389,293 shares of Common Stock for $1.50 per share to accredited investors, and converted short-term notes payable into 1,042,039 shares of Class A Common Stock for $1.50 per share to accredited investors. Part of the share issuances were completed in June 2002, and the remaining shares were issued during July 2002. During the nine months ended March 31, 2003, 1,501,844 shares of Class A Common Stock were issued in connection with this placement and conversion of short-term notes.

In July 2002, 24,534 shares of Class A Common Stock were issued to an accredited investor as an extinguishment of an account payable.

During the nine months ended March 31, 2003 11,215 shares of Preferred Stock were converted into 28,037 Class A Common shares. An additional 72,562 previously retired shares were reissued, which had previously been retired in error.

During August 2002, the Company repurchased and retired 8,000,000 shares of its Class B Common Stock and converted the remaining 10,336,663 shares of Class B Common Stock into the same number of Class A Common Stock shares.

In March 2003, the Company engaged The Damon Group, a shareholder as financial advisors and as sole placement agents for the Company in connection with the structuring, issuance and sale of up to approximately $1,200,000 of equity-linked securities of the Company as follows: DynTek Common Stock shall be issued at a price of $0.50 per share, warrants shall be issued in connection with this Offering at a rate of one warrant for each $1 invested. Such warrants shall bear an exercise price of $1.50 per share. The Warrants shall be exercisable for a period of five years. Upon consummation of the Offering, in consideration of their services as placement agent and underwriter, the Company shall pay The Damon Group a fee in DynTek Common Stock in an amount that is equal to 30% of the aggregate shares issued in the Offering. This Agreement is effective until May 31, 2003, subject to extension by the Company for up to 90 additional days.

9. Earnings per Share


Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method". Common stock equivalents consisting of options, warrants, and convertible preferred stock are not included in the calculation of diluted earnings per share if the results are anti-dilutive.




-------------------------------------------------------------------------------------------------
                                            Three Months Ended             Nine Months Ended
                                           2003             2002          2003            2002
                                        ----------       ----------     ---------      ----------

Denominator for basic earnings per      35,504,391       40,850,300    36,537,342     28,076,632
share - weighted average outstanding
Options and warrants                     5,988,235            -              -              -
Convertible preferred stock              5,063,910        4,052,563     4,686,912      4,052,563
                                        ----------       ----------    ----------     ----------
Denominator for diluted earnings per
share - weighted average outstanding    46,556,536       40,850,300    36,537,342     28,076,632
-------------------------------------------------------------------------------------------------

Total outstanding stock, options and warrants is as follows:
     -------------------------------------------------------------------
                                                   As of March 31,
                                                2003             2002
                                            --------------  ------------
     Common stock                            35,507,332       42,994,668
     Options and warrants                     5,988,235        5,991,121
     Convertible preferred stock              4,012,955        4,052,563
                                            --------------  ------------
                                             45,508,522       53,038,352
     -------------------------------------------------------------------


10.  Dyncorp Settlement Agreement

On August 20, 2002, DynTek entered into the Settlement Agreement with DynCorp its principal stockholder, pursuant to which each of DynTek and DynCorp agreed to settle all disputes between them, including those resulting from DynTek's acquisition by merger of DynCorp's former wholly-owned subsidiary, DMR in December 2001. As part of the Settlement Agreement, DynCorp sold to DynTek 8,000,000 shares of DynTek Class B common stock at a price of $.625 per share, converted its remaining 10,336,663 shares of Class B common stock (constituting the balance of all outstanding Class B common stock) to DynTek Class A common stock, paid to DynTek $5 million to defray losses incurred by DynTek from its operations under the terms of a contract with the Commonwealth of Virginia acquired by DynTek in connection with the DMR merger, and provided a general release to DynTek and its affiliates from any and all claims that it might have against such persons. Such reimbursement of $5 million has been recorded as an offset to costs incurred under the Virginia contract. Under the Settlement Agreement, DynTek agreed to pay for the Class B common stock shares acquired from DynCorp with a $5 million principal unsecured, subordinated note maturing on January 2, 2007, bearing interest at 15%. DynTek also agreed to issue to DynCorp warrants to acquire 7,500,000 shares of Class A common stock exercisable for three years at $4.00 per share (the "Warrants"), grant demand registration rights with respect to the Warrants and DynCorp's Class A common stock shares (including those to be acquired upon Warrant exercise), and provide a general release to DynCorp and its affiliates from any and all claims that it might have against such persons. As of March 31, 2003, interest payments of approximately $320,000 included in current notes payable were past due under the terms of the Note, and an additional payment due on April 1, 2003 of approximately $190,000 remains due. The Company is currently in negotiations regarding the payment terms of this Note.


11. First Transit Inc. Agreement

On March 14, 2003, effective as of March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to the transportation management division of Services. The assets sold consisting of the Company interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by Services as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The Purchase Price consisting of: (i) $3,700,000 (less a $500,000 Holdback) paid at closing on March 14, 2003,
(ii) $2,750,000 to be paid on April 1, 2003 and (iii) up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004 under certain specified conditions. As part of the Agreement, DynTek Services also agreed to not compete with First Transit in the business which was sold.


12. Discontinued Operations

As a result of the First Transit Inc. Agreemrs and a mutual Settlement
Agreement the Company entered into on December 15, 2002, to cancel a contract to provide non-emergency transportation brokerage services with the Commonwealth of Virginia, the Company has discontinued all non-emergency transportation services which was a component and separate reporting unit of the Company's business outsourcing segment.


Major assets disposed (in thousands):

                                                            2003
                                                            ----
Purchase Price                                           $  6,450
Goodwill                                                   (2,850)
Acquired customer list                                       (560)
Property, Plant & Equipment , net                            (249)
                                                         --------
Net Gain on Sale of Discontinued Operations              $  2,791
--------------------------------------------------------------------



The results of the discontinued operations are (in thousands):


                                                 2003            2002
                                                 ----            ----
Three months ended March 31,
Sales to external customers                     $2,005         $11,602
Loss from Discontinued Operations, net            (342)         (2,948)



Nine months ended March 31,

Sales to external customers                    $22,983         $11,602
Loss from Discontinued Operations, net             (80)         (2,948)

13.      Business Segments

The following table provides actual selected financial data for our business segments (in thousands):


Reportable Business Segments

                                                      ----------------------------------------------------
                                                       Business
                                                        Process           Network
                                                      Outsourcing         Services            Total
Nine months ended March 31, 2003
Sales to external customers                              $7,854              $30,146           $38,000
Depreciation and amortization expense                       363                1,738             2,101
Operating income (loss)                                    (123)              (2,376)           (2,499)
Net interest expense (income)                               433                  408               841
Total assets                                             37,345               26,119            63,464
Capital expenditures                                          5                   17                22

Nine months ended March 31, 2002
Sales to external customers                              $2,520              $37,809           $40,329
Depreciation and amortization expense                       346                1,676             2,022
Operating income (loss)                                    (817)              (3,815)           (4,632)
Net interest expense (income)                               140                2,096             2,236
Total assets                                             47,278               33,241            80,519
Capital expenditures                                         84                   34               118

Three months ended March 31, 2003
Sales to external customers                               2,499               $9,513           $12,012
Depreciation and amortization expense                       119                  570               689
Operating income (loss)                                     576               (1,056)             (480)
Net interest expense (income)                                56                  212               268
Total assets                                             37,345               26,119            63,464
Capital expenditures                                          -                   16                16

Three months ended March 31, 2002
Sales to external customers                              $2,520              $13,993           $16,513
Depreciation and amortization expense                       346                  566               912
Operating income (loss)                                    (817)              (1,162)           (1,979)
Net interest expense (income)                               140                  491               631
Total assets                                             47,278               33,241            80,519
Capital expenditures                                         18                  (15)                3



15. Related-Party Transactions

In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis which is common in the industry and can terminate services upon 30 day notification. As of March 31, 2003, the Company had outstanding receivables for such services in the total amount of $500,000, representing unpaid charges since April 2001 and an allowance reserve for bad debts with respect thereto of $200,000. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $392,000. Such losses have reduced the carrying value of the Laborsoft investment, which is recorded in deposits and other assets, to $64,000 at March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for services and products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of the Company's business emphasis, the ability to finance and sustain operations, including the ability either to maintain and extend the Foothill Agreement when it becomes due or to replace the Foothill Agreement with alternative financing, the ability to raise equity capital in the future, despite continuing losses from operations and a "going concern" opinion from our auditors, the Company's ability to arrange successfully for extended payment terms for certain overdue obligations and judgments against the Company or to successfully refinance obligations in the event, that the holders of such overdue or otherwise defaulted obligations declare the Company in default thereunder, the ability to fulfill the Company's obligations to third parties, and ability to defend successfully certain ongoing litigation over contract performance, the size and timing of additional significant orders and their fulfillment, the ability to turn contract backlog into revenue and net income, the continuing desire of state and local governments to outsource to private contractors and the ability of the Company to obtain extensions of the remaining profitable DMR contracts at their maturity, the performance of governmental services, the ability to develop and upgrade our technology, and the continuation of general economic and business conditions that are conducive to governmental outsourcing of service performance. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF CONTINUING OPERATIONS

The three months ended March 31, 2003 (the "2003 Three Month Period") as compared to the three months ended March 31, 2002 (the "2002 Three Month Period").

         Revenues for the 2003 Three Month Period decreased to approximately $12,012,000 from approximately $16,513,000 for the 2002 Three Month Period. The revenue mix of product and services was 42% and 58%, respectively, for the 2003 Three Month Period, as compared to 49% and 51%, respectively, for the 2002 Three Month Period. This change in revenue mix is primarily due to the increased offerings in our service business.

          Cost of revenues for the 2003 Three Month Period decreased to approximately $9,505,000 from approximately $13,128,000 for the 2002 Three Month Period, due to the decrease in revenue. The overall gross margin percentage increased to 21% for the 2003 Three Month Period from 20% for the 2002 Three Month Period.

         Selling, general and administrative expenses for the 2003 Three Month Period decreased to approximately $2,298,000 from approximately $4,452,000 for the 2002 Three Month Period. The Company has realized cost savings from consolidating administration centers, personnel and management that were assumed in the December 27, 2001 merger of DMR and from discontinued operations. As a percentage of total revenues, such costs decreased to 19% during the 2003 Three Month Period, from 27% in the prior 2002 Three Month Period.

         Depreciation and amortization expense for the 2003 Three Month Period decreased to approximately $689,000 from approximately $912,000 for the 2002 Three Month Period. This decrease is primarily attributable to the March 2003 sale of depreciable assets relating to the non-emergency Transportation contracts sold to First Transit Inc.

         Interest income for the 2003 Three Month Period increased to approximately $48,000 from approximately $10,000 for the 2002 Three Month Period. Interest expense for the 2003 Three Month Period was approximately $316,000, as compared to $641,000 during the 2002 Three Month Period. This decreased expense is a result of interest on the short-term convertible notes payable incurred during the 2002 Three Month Period that did not recur during the 2003 Three Month Period. The decrease was offset by $187,000 of interest accrued on the DynCorp note during the 2003 Three Month Period that did not incur in the 2002 Three Month Period. The interest from the Foothill line of credit borrowings decreased $19,000 during the 2003 Three Month Period due to lower average borrowings.

         We recognized our pro-rata portion of the losses incurred by an affiliate, LaborSoft, in the amount of $10,000 during the 2003 Three Month Period compared to $28,000 during the 2002 Three Month Period. The decrease is a result of the improvement of LaborSoft's operations. Such losses have reduced the carrying value of our investment in LaborSoft to $63,000 at March 31, 2003.

         Net income was $1,190,000 for the 2003 Three Month Period, as compared to a loss of $2,642,000 for the 2002 Three Month Period. The loss reduction of $3,832,000 is attributed primarily to the 2003 write off of the debt to the State of California of $1,861,000, to a decrease of selling and G&A expenses.

The nine months ended March 31, 2003 (the "2003 Nine
Month Period") as compared to the nine months ended March 31, 2002 (the "2002 Nine Month Period").

         Revenues for the 2003 Nine Month Period decreased to approximately $ 38,000,000 from approximately $ 40,329,000 for the 2002 Nine Month Period. The revenue mix from product sales and services was 43% and 57%, respectively, for the 2003 Nine Month Period, as compared to 51% and 49%, respectively, for the 2002 Nine Month Period. This change in revenue mix is primarily due to the increased service revenues from expanded service offerings following the acquisition of DMR in December 2001, which include the DMR business for a larger period of the 2003 Nine Month Period than the 2002 Nine Month Period.

         Cost of revenues for the 2003 Nine Month Period decreased to approximately $30,685,000 from approximately $31,799,000 for the 2002 Nine Month Period. The overall gross margin percentage decreased to 19% for the 2003 Nine Month Period from 21% for the 2002 Nine Month Period.

         Selling, general and administrative expenses for the 2003 Nine Month Period decreased to approximately $7,713,000 from approximately $10,648,000 for the 2002 Nine Month Period. The Company has realized cost savings from consolidating administration centers, personnel and management that were assumed in the December 27, 2001 merger of DMR and from discontinued operations. As a percentage of total revenues, such costs decreased to 20% during the 2003 Nine Month Period, from 26% in the prior 2002 Nine Month Period.

          There were no product development expenses for the 2003 Nine Month Period compared to approximately $492,000 for the 2002 Nine Month Period. This is due to a restructuring of the Company to reduce software development activities related to new products, notwithstanding the continuation of normal software development services provided to customers under ongoing service agreements. Depreciation and amortization expense for the 2003 Nine Month Period increased to approximately $2,101,000 from approximately $2,022,000 for the 2002 Nine Month Period. This increase is primarily attributable to the addition of amortizable intangible assets recorded in the December 27, 2001 merger of DMR.

         Interest income for the 2003 Nine Month Period increased to approximately $64,000 from approximately $31,000 for the 2002 Nine Month Period. This increase is attributable to interest earned on interest-bearing investments. Interest expense for the 2003 Nine Month Period was approximately $905,000, as compared to $2,267,000 during the 2002 Nine Month Period. This decrease in interest expense was a result of a decrease in interest on short term notes payable, which included non-cash charges for the beneficial conversion feature ($916,000) and the amortization of debt discount ($590,000). Such decrease was offset by an increase in interest expense from the DynCorp
Note in the amount of approximately $510,000 during the 2003 Nine Month Period.

          During the quarter ended December 31, 2001, marketable securities were sold, for net proceeds of $ 362,000 and a recognized loss of $1,241,000, of which $980,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company has recognized its pro-rata portion of the losses incurred by an affiliate, in the amount of $72,000 during the 2003 Nine Month Period compared to $220,000 during the 2002 Nine Month Period.

         The decrease in net loss to $1,465,000 for the 2003 Nine Month Period, as compared to a loss of $8,376,000 for the 2002 Nine Month Period, is attributed primarily to the 2002 loss on sale of marketable securities, interest on the short-term convertible notes, write off of the state of California debt and to the consolidation and decrease of selling and administrative expenses.


Liquidity and Capital Resources

As of March 31, 2003 the Company had a working capital deficiency of approximately $9,136,000 compared to a working capital deficiency of $14,075,000 at June 30, 2002. This increase in working capital is primarily due to the $6,450,000 asset sale to with First Transit (See Note 11 to the Condensed Consolidated Financial Statements).

The credit agreement with Foothill Capital Corporation (the "Foothill Agreement") provides for a revolving line of credit not to exceed $15,000,000. Borrowing limits are determined based on a collateral formula, which includes 85% of qualified trade receivables. The outstanding borrowings bear interest at 1% over Wells Fargo base rate (4.25% at March 31, 2003) with a minimum rate of 7%. The term of the agreement has been extended through March 31, 2004 under similar terms. The Company's Subsidiary, DynTek Services is required to maintain certain financial covenants, based upon defined EBITDA, tangible net worth and interest coverage ratio of the subsidiary.

The Company is not in compliance with the tangible net worth covenant as of March 31, 2003 and other provisions of the Foothill Agreement, as well as the terms of certain other indebtedness, all of which could result in the acceleration of such indebtedness and which acceleration could have serious consequences for the Company's business and operations (including foreclosure against the Company's operating assets in the case of Foothill). However, despite awareness of these breaches, none of the Company's creditors under the Foothill Agreement or such instruments of indebtedness have acted to declare the Company in default of it's obligations thereunder or taken steps to accelerate and demand full payment for the Company's outstanding obligations. The Company is in discussions with Foothill and such other creditors with respect to arrangements for payment or other termination of such obligations, and the

Company believes that it has reached oral understandings with Foothill and such other creditors that defaults under the subject instruments of indebtedness will not be declared during the course of such ongoing discussions.

On March 14, 2003, the Foothill Agreement was amended in connection with the consent for the asset sale of contracts to First Transit. Under the terms of the amendment, the Company agreed to reduce the maximum outstanding loan balance to $3,100,000 on March 14, 2003, to $2,750,000 on the date that the second payment was received from First Transit; and shall reduce the maximum loan by $100,000 per week commencing April 21, 2003. At March 31, 2003 the outstanding loan balance was $760,000, and the Company has complied with the terms of the amended Agreement. The reductions in the maximum loan amount available under the Foothill Agreement had resulted in an inability to borrow funds that would otherwise be available based on the existing collateral represented by receivables. Prior to such loan amount reductions as of March 31, 2003, additional borrowings of approximately $1,500,000 would have been available.

The Company is actively involved in negotiating an alternative lending agreement, which will be collateralized by its accounts receivables. Expressions of interest with acceptable terms have been received from several institutions. While there is no assurance that such negotiations will be successful, management believes that an alternative agreement will be secured in the near future.

During the quarter ended March 31, 2003 the Company made payments of $206,000 due on a judgment that was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina on July 28, 2000. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest totaling $ 778,000. At March 31, 2003, $572,000 was outstanding. Payments totaling $ 459,000 have been made subsequent to March 31, 2003. As of May 9, 2003 $113,000 remained due.

On December 31, 2002, the Company settled all amounts due of approximately $713,000 net of a related receivable of $187,000, under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000, payable over three months ending March 31, 2003. As of March 31, 2003, $75,000 remains due and payable under this agreement.

Due to the expiration of the statute of limitations to obtain a judgment against the Company; a liability carried on its books since 1995 has been written off as of March 31, 2003, along with the accrued interest. In connection with the write-off, the company recorded other income of $1,862,000, and offset interest expense in the amount of $52,000. The liability was originally recorded as a result of audit findings relating to a prior business of the Company that was divested in 1998. One of the Company's discontinued wholly-owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits, which was conducted on behalf of the California Department of Health Services. On January 26, 2000, the California Court of Appeals upheld the audit findings, but the California Department of Health Services never filed an action to collect the amount in question.

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

We have had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from sales of stock, cash received in 1999 from the sale of discontinued operations, cash received from DynCorp in settlement of issues resulting from the DMR merger and cash received from the divesting of non-emergency transportation business to First Transit, Inc. We received an explanatory paragraph about our ability to continue as a going concern from our auditors in connection with the audit of our financial statements for the 2002 fiscal year end and since the end of the 2002 fiscal year we have continued to generate losses from our continuing operations and negative cash flows from our operations. During the next 12 months, we will be required to make payments that may exceed the positive cash flows that may be generated from operations. We are planning to negotiate extended payment terms wherever possible, including with respect to the Moore judgment, the payments to Virginia transportation vendors, and Merisel America. However, there is no assurance that extended payment terms offered by us will be acceptable.

The Company is in active negotiations to replace the credit facility with Foothill. Expressions of interest with acceptable terms have been received from several institutions. While the Company believes that alternative financing will be available at acceptable terms, there is no guarantee that such financing, or the terms thereof, will be available. Our inability to gain financing would have a material adverse effect on our business and future prospects.

As additional funds are necessary, we would consider divesting long-term contracts or business components that are not core to our business expansion plans, reducing the scope of our operations and business development efforts requiring investment, or seeking other forms of financing. Should we not generate sufficient cash flow from operations to support our ongoing obligations, or if we are unable to arrange successfully for extended payment terms for those obligations to obtain financing from some other source, or to arrange compromises, amendments, terminations or waivers of obligations as necessary, our continuing operations will be severely compromised.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Foothill Agreement exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Foothill Agreement accrues interest at 1% over Norwest Bank prime (4.25% at March 31, 2003) with a minimum rate of 7%.

The table below provides information on the Foothill Agreement as of December 31, 2002.


------------------------------ --------------------- ------------------------------------------
                                                              Weighted Average
                                 Principal Balance    Interest Rate at December 31, 2002
                                 -----------------    ----------------------------------
------------------------------ --------------------- ------------------------------------------
Revolving credit facility            $ 760,000                        7%
------------------------------ --------------------- ------------------------------------------


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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Effective December 15, 2002 the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provide that the Company issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extends through June 2003. The Company has included the third-party transportation provider liabilities in its accounts payable as of March 31, 2003, and believes that it is in compliance with the terms of the Settlement Agreement. Several of the vendors that provided transportation services in the Commonwealth of Virginia have initiated legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit. As of May 6, 2003 actions for collection have commenced in 6 separate proceedings. Ali Medical,et.al, a joint case of 23 providers for approximately $950,000, is the largest of the claims. On April 28, 2003, the Company removed this matter from the Circuit Court of the City of Richmond, Virginia to the United States District Court for the East District of Virginia. The Company has filed a Motion for a More Definitive Statement for the basis of the joining of the plaintiffs to a single claim. The remaining 5 proceedings are for an aggregate amount of approximately $767,000 a portion of which has been disputed based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts, and each of such cases is based upon distinct factual allegations. The Company believes that these 6 claims will be fully resolved following evaluation of the claims against those services authorized by the Company and those rates permitted in subcontracts.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.


          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 of Steven Ross

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 of Steven Ross

     (b) Reports on Form 8-K

                  Current Report on Form 8-K filed March 18, 2003, in connection with the disposition of assets, Asset Purchase Agreement with First Transit Inc.

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

                                      Date: May 20, 2003

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

Date: May 20, 2003
                                             By:   Steven J. Ross
                                                   ----------------------------
                                                   Steven J. Ross
                                                   Chief Executive Officer

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

Date:  May 20, 2003
                                             By:   /s/ James Linesch
                                                   -----------------------------
                                                   James Linesch
                                                   Chief Financial Officer