Form 10-K
period 2003-06-30
DYNTEK INC
filed 2003-10-07
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of October 1, 2003 was approximately $46,000,000.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of October 1, 2003 was 42,629,832.

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

         We provide information technology support services and enabling technologies, as well as related products, to state and local government customers which are used to increase efficiency in operations and improve access to government functions. Our comprehensive information technology services include consulting, infrastructure planning and deployment, information technology application development, legacy systems integration, information technology system support, and business process outsourcing services for state government agencies.

         The following wholly owned subsidiaries of DynTek are inactive:
Physicians Support Services, Inc., a California corporation; Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc., a California corporation; USC-Michigan, Inc., a Michigan corporation; PCS, Inc.-West, a Michigan Corporation; TekInsight e-Government Services, Inc., a Delaware corporation; TekInsight Research, Inc., a New York corporation; and BugSolver.com, Inc., a Delaware corporation.


INDUSTRY OVERVIEW

         Government agencies are under continuing pressure to upgrade how they manage their data and serve their citizenry. This requirement is driven by the broadening impact of the Internet, the increasing need for real-time information, regulatory changes, the speed and complexity of technology and operating system advancements. State and local government agencies are undergoing the most rapid changes, since this is where individuals have most of their interaction with the public sector. According to the Gartner Group, Inc. "Trends in U.S. State and Local Governments Market Trends" report, published in March 2002, state and local government information technology, or IT, spending is forecast to increase over the next four years at a rate of 8 percent annually, from approximately $44 billion in 2000, to reach over $56 billion by 2005.

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

         Government organizations often rely on outside contractors to provide skilled resources to accomplish technology and business process outsourcing programs. We believe that this reliance will continue to intensify in many government agencies due to the difficulties faced in recruiting and retaining highly skilled professionals in a labor market that, despite current high national unemployment rates, is competitive for persons with specialized expertise. We believe that government agencies will increasingly outsource programs as a means of simplifying the implementation and management of government services.

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

CURRENT OPERATIONS

         We provide segment reporting for the results of our operations in two segments, Information Technology Services and Business Process Outsourcing Services (see Item 8 Financial Statements, footnote 21).

Information Technology Services

         We provide a range of specialized information technology, or IT, infrastructure services: system architectural design, network security services, legacy systems integration, network engineering, applications development, help desk support and operational support. In conjunction with these service offerings, we also sell hardware and software to our customers. Dyntek had approximately $ 21,882,000 in product sales and $ 22,272,000 in service sales which account for 42% and 42% of total revenue respectively. Operations are distributed primarily among nine states; California, Florida, Louisiana, Massachusetts, Michigan, Texas, New Mexico, Virginia and New York, with employees situated in locations that are convenient to client sites.

         Services and related product sales are contracted primarily through Indefinite Delivery-Indefinite Quantity-type, or IDIQ, contracts that may be awarded by a state or local government agency to more than a single vendor. After the government sponsor awards the contract to multiple vendors, DynTek may then compete with other companies identified in the multiple IDIQ contracts for individual orders issued under the contract from time to time by the government customer. Government contracts for IT infrastructure services awarded specifically to us alone are generally short-term task orders granted under multi-project contract vehicles. The scope of services and product sales provided to any given customer can vary, according to project size and the internal client IT resources available. While the majority of our IT infrastructure services revenues and related product sales are derived from specific projects, as contracted, we also derive revenues from ongoing customer relationships which generate a considerable number of recurring engagements. Hardware and software maintenance agreements provide a significant portion of the service revenues. Such services are provided through a combination of in-house technicians, as well as subcontractor third-party suppliers of the services. Dyntek currently has 43 in-house technicians and approximately 25 subcontractor third-party suppliers who have approximately 90 cumulative technicians supplying services.

Business Process Outsourcing

         DynTek provides child support enforcement services under four contracts with state or county agencies including State of Kansas Department of Social and Rehabilitation Services, State of Nebraska Department of Health and Human Services, New Hanover County Department of Social Services in North Carolina, Beaufort County Department of Social Services in North Carolina, pursuant to which DynTek assumes responsibility for the determination and location of legally established paternity and support obligations, enforcement of court or administrative orders for such obligations, location of absent responsible parents or other persons obligated for such payments and location of relevant assets which may be used for satisfaction of such obligations. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above. In addition to direct business process outsourcing, DynTek also provides consulting expertise to state and local governments interested in designing and evaluating outsourced operations. DynTek had approximately $ 8,493,000 in service sales which accounted for approximately 16% of total sales. Such services are provided through in-house customer service representatives and attorneys and third party attorneys. DynTek currently has 100 in house support staff and approximately 5 third party support contractors.

         DynTek formerly provided non-emergency medical transportation brokerage services as a part of its business process outsourcing services. Such services were discontinued between December 2002 and March 2003 in connection with the termination of our non-emergency medical transportation brokerage contract with the Commonwealth of Virginia and the sales of our interests in all remaining transportation brokerage outsourcing contracts to First Transit Inc. Our provision of all such services is reflected as discontinued operations.

CUSTOMERS

         Our customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. Among the information technology customers, the State of New York and its agencies comprised approximately 25% of our total revenues and 30% of our Information Technology Services revenue for the fiscal year ended June 30, 2003, approximately 21% of our total revenues and 31% of our Information Technology Services revenue for the fiscal year ended June 30, 2002 and approximately 33% of our total revenues for the fiscal year ended June 30, 2001. We sell products and services to the State of New York and its agencies as an authorized vendor to provide system peripheral equipment and services to New York state agencies. As part of our sales efforts to the State of New York, we are also an authorized reseller of Novell, Nortel Systems and Cisco products and software. Approximately 63% of revenues generated from New York State Agencies were from product sales and 37% were from services.

         No single customer or state (including all agencies of such state) other than New York State accounted for more than 10% of our total revenue during fiscal 2003. The State of Kansas Department of Social and Rehabilitation accounted for 29% of the Business Process Outsourcing revenue for the fiscal year ended June 30, 2003 and 25% for fiscal year ended June 30, 2002. Generally, our products and services are purchased by individual state agencies issuing their own purchase orders under master contract agreements between us and the related state government through which the agency gets the authority to issue a valid purchase order.

SALES AND MARKETING

         Our sales and marketing objective in both our Information Technology and Outsourcing sectors is to develop relationships with clients that result in both repeat and long-term engagements. We use an internal sales force in conjunction with partnership alliances with our vendors. Our sales team derives leads through industry networking, referrals from existing clients, government agencies' requests for proposals, or RFP's, open competitions conducted by states and municipalities, strategic partnerships with third party vendors under which we jointly bid and perform certain engagements, and sales and marketing activities directed to specific customers.

         We receive and review numerous RFPs, and evaluate competitive bidding opportunities, from governmental entities for the provision of services and identify those that are suitable for our responsive bid. In government contract award procedures, following proposal submission, contracts are often awarded based on subsequent negotiations with the bidder offering the most attractive proposal, price and other contracting factors. In certain cases low price may be the determining factor, while in others price may be secondary when compared with the quality of technical skills or management approach.

         We employ a team selling approach for marketing our offerings. Our subject matter experts collaborate with our service delivery professionals to identify a comprehensive service and product offering mix that meets customer needs. As a result of our particular mix of service offerings, we believe that we have the ability to penetrate markets quickly with sales of an array of different products and services.

BACKLOG

         Our backlog represents an estimate of the remaining future revenues from existing firm contracts, which are principally for the provision of services and related products. Our backlog estimate includes revenues expected under the current terms of executed contracts and does not assume any contract renewals or extensions. However, our backlog estimate may vary from the revenues actually realized because services and related products provided under each included contract fluctuates from period to period based on usage criteria set forth in each contract.

         Our information technology contracts typically are funded incrementally and are specific-task driven, with the exception of our annual maintenance and help desk support contracts. Therefore, in our estimation, our firm backlog at any point in time does not represent the aggregate projected value of our related contracts. Our backlog under information technology services contracts only becomes firm as work progresses throughout the term of a contract, as specific orders under the contract are placed for services and related products. Our backlog is typically subject to large variations from quarter to quarter. As a result, we do not consider our order backlog from information technology services contracts to be a significant indicator of our future information technology services revenue.

         Our outsource services contracts firm backlog is approximately $27 million as of June 30, 2003, realizable primarily over the next 36 months.

VENDORS

         In connection with sales of our information technology services and products, we purchase microcomputers and related products directly from manufacturers and indirectly through distributors such as Tech Data and Ingram Micro Corporation. In general, we are authorized by a manufacturer to sell their products, whether the products are purchased from distributors or directly from manufacturers. We are an authorized reseller for microcomputers, workstations, and related products of over 50 manufacturers. Our sales of products manufactured by Compaq, Cisco and Novell accounted for approximately 51% of our product revenues in the information technologies segment during the last fiscal year (or 21% of our total revenue during the last fiscal year). Typically, vendor agreements provide that we have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of our relationship with a major manufacturer could have a material adverse effect on our business as certain product offerings that are requested by customers would not be available to us.


COMPETITION

         The information technology and business process outsourcing markets are highly competitive and are served by numerous national and local firms. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems and service groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of both integrated technology companies and outsourcing companies.

         We believe that the principal competitive factors in our industry include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise, competitive pricing and the ability to deliver results on a fixed price or transaction basis, as well as on a time and materials basis. We believe that we can meet our competition with respect to these factors. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the ownership by competitors of the software and other intellectual property to be used by potential clients, the price at which competitors offer comparable services, the ability of our clients to perform the services themselves, and the extent of our competitors' responsiveness to client needs. We anticipate that our experience, reputation, industry focus and broad range of services provide significant competitive advantages which we expect will enable us to compete effectively in our markets.


FUTURE STRATEGY

         Our strategy is to continue to grow our revenue base by capitalizing on our core competencies in the information technologies and outsourced services markets. Our strategies for obtaining this objective include:

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

         Continue to Develop Complementary Services. We intend to continue broadening our range of services in order to respond to the evolving needs of our clients and to provide additional cross-selling opportunities. We intend to continue to internally develop consulting practices, technologies, and methodologies that we believe are required by government entities in order to effectively deliver public services.

         Recruit Highly Skilled Professionals. We intend to hire and retain outstanding professionals, provide incentives to achieve corporate goals and maintain a culture that fosters innovation. We will continue to emphasize professional development and training of our employees. We will maintain our active internal communications program to promote a team culture and foster high employee morale. We will also continue to emphasize our corporate technology infrastructure to facilitate the sharing of knowledge among our employees.

         Pursue Strategic Acquisitions. We plan to broaden our capabilities and client base and extend our geographic presence in state and local government markets by acquiring select businesses in the future. Acquired businesses either will be expected to perform similar technical work to that already provided by us to organizations outside our current client base or to support solution sets for our existing client base that are consistent with and that extend our web-enabling strategy, or will be located in geographic areas strategic to significant state and local governments and programs that we target as potential new clients.


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


HUMAN RESOURCES

         As of June 30, 2003, DynTek and its subsidiaries had 230 employees. We also sub-contract approximately 95 contract consultants for technical support. We believe that our relationships with our employees are good.


INSURANCE COVERAGE

         We maintain general liability insurance, which includes directors and officers liability coverage, and workers compensation and professional liability insurance in amounts deemed adequate by the Board of Directors.

ITEM 2.  PROPERTIES

         DynTek's corporate headquarters is located in Irvine, California, in a leased facility consisting of approximately 6,500 square feet of office space rented under a lease expiring in October 2005. There is an administrative office located in Farmington Hills, Michigan, in a leased facility consisting of approximately 7,000 square feet of office space. This lease expired on November 2002 and is currently operating on a month to month agreement. A technical facility is also located in Farmington Hills, Michigan with approximately 7,000 square feet rented under a lease that expired in March 2003 and is operating on a month to month agreement. We are currently looking to consolidate and reduce facilities and believe that we will be able to find new suitable replacement space within the next six months on commercially reasonable terms.

         We also lease 7 separate direct sales offices and 9 other commercial facilities containing an aggregate of approximately 52,000 square feet under leases with terms ranging from month-to-month to five years. Such facilities are used in connection with the provision of various services to our customers. None of these properties is unique, all are expected to continue to be utilized in the operation of our business and they are believed to be adequate for the present needs of the business.


ITEM 3.  LEGAL PROCEEDINGS


MILETICH DERIVATIVE ACTION

         On August 20, 2002, a final settlement and dismissal order was approved and filed in the New York County Clerk's Office from a stockholder's derivative action by Paul Miletich. The action was originally filed on July 10, 2000, naming us as a nominal defendant. As a part of the settlement, we received 300,000 shares of our common stock and 125,000 shares of MedEmerg common stock, as full settlement of a guarantee provided to us. Additionally, our insurance underwriters paid us $300,000 on behalf of the director defendants. DynTek reimbursed plaintiff's counsel for fees and expenses of $330,000, of which 20% was paid in MedEmerg stock (80,488 shares). The shares of DynTek common stock were retired and the remaining shares of MedEmerg common stock are held as marketable securities. No gain or loss was recorded in connection with the settlement.


COMPUTER ASSOCIATES

         On July 7, 2003, a Settlement Agreement was reached in a matter brought by Computer Associates International, Inc. ("CA") against the City of Boston ("COB"), in United States District Court, District of Massachusetts (Case Number 01-10566-EFH), in which we were named as a third-party defendant. Under the Agreement, the parties mutually released each other from any further claims on this matter.


COMMONWEALTH OF VIRGINIA

         Effective December 15, 2002, we entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that we issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extended through June 2003. In connection with initially entering the contract, a bond was posted by a third party for our payment performance to the transportation providers. A number of such providers caused the bond to be called, initiating a process of disbursing approximately $2.4 million (the "Bonded Amount") of payments to providers with verified claims due. We have arranged for a limited release of indemnification by DynCorp of our obligation to pay to the bonding company and to reimburse the third party for its obligation to fund the bonding company, respectively, in an amount not to exceed the Bonded Amount to the extent that we otherwise would have an obligation to fund or reimburse such parties with respect to the bond. The bonding company filed an interpleader action to distribute the penal sum of the bond on July 22, 2003. As a result of our being released from our obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to the Bonded Amount, our liability to such third party providers will in effect have been extinguished to the extent the funds disbursed. When the individual claims are determined for each provider, in accordance with court procedures, the interpled funds shall be disbursed. Should valid claims remain outstanding after the disbursement of the interpled funds, certain third party providers may continue to pursue their claims after the interpleader proceedings are concluded. While the interpleader is in process, we have offered to make payments in the aggregate amount of approximately $100,000 per month to providers with valid claims, commencing in September 2003, until whatever shortfall amount as we determine to exist in excess of the Bonded Amount is paid.

         A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by us as being without merit or have been settled. As of August 2003, actions for collection are pending in 5 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000, is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced interpleader action for all purposes. The remaining four proceedings are for an aggregate amount of approximately $625,000, a portion of which has been disputed based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts. We believe that these claims will be fully resolved following evaluation of the claims against those services authorized by us and those rates permitted in subcontracts. Provisions in our financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, we are unable to predict the outcome of these claims.


OTHER MATTERS

         In July 2003, we reached a mutual agreement with Merisel Americas regarding our failure to make payments within the terms of the reseller agreement. We shall remit $567,402 in 23 installments over a 12-month period. Merisel has dismissed its complaint filed on October 11, 2002 in Superior Court of California.

         Due to the expiration of the statute of limitations to obtain a judgment against us, a liability carried on our books since 1995 has been written off during the fiscal year ended June 30, 2003, along with the accrued interest on the debt. In connection with the write-off, we recorded other income of $1,862,000, and offset interest expense in the amount of $52,000. The liability was originally recorded as a result of audit findings relating to a prior business of ours that was divested in 1998. One of our discontinued wholly-owned subsidiaries was issued a Letter of Demand for $1.3 million, as a result of an audit by the California State Controller's Office, Division of Audits, which was conducted on behalf of the California Department of Health Services. On January 26, 2000, the California Court of Appeals upheld the audit findings, but the California Department of Health Services never filed an action to collect the amount in question.

         During the fiscal year ended June 30, 2003, the Company satisfied its obligation on a judgment that was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina on July 28, 2000. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest totaling $ 778,000. The debt was paid in full during the fiscal year ended June 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held an Annual Meeting of Stockholders on June 27, 2003 to consider the election of directors and the ratification of the appointment by the Board of Directors of Marcum & Kliegman LLP as independent accountants for the year ended June 30, 2003.

         The following five individuals were elected by the stockholders to serve as directors for terms expiring at our 2003 Annual Meeting or until their successors are elected and qualified:

                          Votes Cast For                    Against or Withheld          Abstentions
                          --------------                    ---------------------        -----------
Name                         Class A                        Class A                        Class A
----                         Common        Series A         Common      Series A           Common      Series A
                             Stock         Preferred         Stock      Preferred           Stock      Preferred
                             -----         ---------         -----      ---------           -----      ---------
Steven J. Ross             16,434,085      1,430,987         14,412       4,336                 0            0
James Linesch              16,434,085      1,430,988         14,412       4,335                 0            0
Brian D. Bookmeier         16,434,085      1,430,988         14,412       4,335                 0            0
Michael W. Grieves         16,434,085      1,430,846         14,412       4,477              77,564        1,077
Marshall Toplansky         16,434,085      1,430,987         14,412       4,336              22,850        1,943

         There were no broker nonvotes in any category. At the Annual Meeting, the stockholders also ratified the appointment of Marcum & Kliegman LLP as independent accountants for the year ended June 30, 2003 by the following vote:
16,366,033 shares of Common Stock, and 1,424,411 shares of Series A Preferred Stock were voted in favor, 4,900 shares of Common Stock, and 9,835 shares of Series A Preferred Stock were voted against, and 77,564 shares of Common Stock, and 1,077 shares of Preferred Stock were held in abstention.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market for trading our Common Stock and Class A Warrants is the Nasdaq Small Cap Market ("Nasdaq"), although our Common Stock and Class A Warrants are also traded on the Boston Stock Exchange.


PRICE RANGE OF OUTSTANDING COMMON STOCK

         On December 18, 1992, our Common Stock began trading on Nasdaq and has been quoted on Nasdaq at all times since that date.

         The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 2003 and 2002, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

         FISCAL YEAR ENDED JUNE 30, 2002              HIGH         LOW
                                                      -----        ---
         First quarter ended September 30, 2001       $2.55      $1.53
         Second quarter ended December 31, 2001        2.64       1.63
         Third quarter ended March 31, 2002            2.44       1.86
         Fourth quarter ended June 30, 2002            2.11       1.56

         FISCAL YEAR ENDED JUNE 30, 2003              HIGH         LOW
                                                      -----        ---
         First quarter ended September 30, 2002       $1.90      $0.80
         Second quarter ended December 31, 2002        1.49       0.68
         Third quarter ended March 31, 2003            1.04       0.55
         Fourth quarter ended June 30, 2003            1.05       0.61

         On September 15, 2003, the last trade price for a share of Common Stock was $1.01, as reported on Nasdaq. We estimate that we have in excess of 300 beneficial holders of our Common Stock.


DIVIDEND POLICY

         We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future, but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations (including our credit agreement with Systran Financial Services Corporation), and otherwise at the discretion of the Board of Directors and based upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

                                                                                            Number of securities
                                                                                           remaining available for
                                Number of securities to be       Weighted-average       future issuance under equity
                                  issued upon exercise of        exercise price of           compensation plans
                                   outstanding options,        outstanding options,         (excluding securities
        Plan category               warrants and rights         warrants and rights       reflected in column (a))
        -------------               -------------------         -------------------       ------------------------
                                            (a)                         (b)                          (c)

Equity compensation plans
   approved by security
   holders.................              3,122,273                     $1.81                      1,242,479

Equity compensation plans not
   approved by security
   holders.................                  -                           -                            -

              Total........              3,122,273                     $1.81                      1,242,479


RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended June 30, 2003, we issued the following securities in private offerings exempt from the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise noted, we relied on the exemption provided under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act:

         o In June 2003, we sold 2,221,932 shares of its Common Stock for $0.50 per share. Warrants were issued in connection with this Offering at a rate of one warrant for each $1 invested exercisable for a period of five years. In connection with the offering, we paid a placement agent a fee in DynTek Common Stock in an amount that is equal to 30% of the aggregate shares issued in the Offering of 666,579 shares.

ITEM 6.  SELECTED FINANCIAL DATA

         On August 14, 2000, we acquired the assets of Data Systems Network Corporation, causing an increase in our revenues and costs for the fiscal year ended June 30, 2001.

                                  DynTek, Inc.
                             Selected Financial Data
                              Years ended June 30,
                                   in (000's)

                                                  2003            2002         2001         2000          1999
                                                  ----            ----         ----         ----          ----
Operating revenues                              $52,647        $ 60,077     $ 44,910      $ 1,962      $  1,515
Loss from continuing operations                  (4,203)        (12,379)     (10,822)      (3,947)       (479)
Loss from continuing operations - per share        (.11)           (.43)        (.63)        (.25)        (.03)
Loss from discontinued operations - per share      (.26)           (.24)      -            -             -
Total assets                                     53,127          80,519       33,997       12,525        16,488
Long term debt                                    5,000          -            -            -             18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result", "we expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for services and products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, including the ability either to maintain and extend the Textron Financial Corporation credit agreement when it becomes due or to replace it with alternative financing, the ability to raise equity capital in the future despite historical losses from operations, our ability to arrange successfully for extended payment terms for certain overdue obligations and judgments or to successfully refinance obligations in the event that the holders of such overdue or otherwise defaulted obligations declare us in default thereunder, the ability to fulfill our obligations to third parties, the size and timing of additional significant orders and their fulfillment, the ability to turn contract backlog into revenue and net income, the continuing desire of state and local governments to outsource to private contractors and our ability to obtain extensions of the remaining profitable DMR contracts at their maturity, the performance of governmental services, the ability to develop and upgrade our technology, and the continuation of general economic and business conditions that are conducive to governmental outsourcing of service performance. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

                                                             Year Ended June 30,
                                                             -------------------
                                                             2003   2002    2001
                                                             ----   ----    ----
         Product Revenue                                      42%    52%    56%
         Service Revenue-Information Technology               42%    40%    44%
         Service Revenue-Business Process Outsourcing         16%     8%     0%

         Cost of Product                                      85%    85%    83%
         Cost of Service-Information Technology               80%    76%    75%
         Cost of Service-Business Process Outsourcing         77%    79%     0%

         Gross profit                                         18%    19%    21%

         SG & A                                               21%    26%    28%

         Loss from operations                                 (6)%  (20)%  (24)%
         Interest income                                       -      -      -
         Total income (loss) from discontinued operations    (18)%  (12)%   (0)%

         Net income/(loss)                                   (24)%  (32)%  (24)%
                                                             ===    ===    ===

Fiscal years ended June 30, 2003 and June 30, 2002 - Continuing Operations

         Revenues for the fiscal year ended June 30, 2003 decreased to approximately $52,647,000 from approximately $60,077,000 during the prior year, or a 12% decrease from the fiscal year ended June 30, 2002. This decrease was primarily a result of decreased orders from ongoing customers, resulting primarily from reduced or delayed information technology spending budgets during the period. The revenue mix from ongoing services and the related product sales was 58% and 42%, respectively, for the 2003 fiscal year, as compared to 48% and 52%, respectively, for the 2002 fiscal year. This change in revenue mix is primarily due to the decrease in product revenues associated with reduced or delayed information technology spending budgets during the period.

         Cost of revenues for the fiscal year ended June 30, 2003 decreased to approximately $43,088,000 from approximately $48,589,000 during the fiscal year ended June 30, 2002. The decrease is generally consistent with the reduction in revenues. The overall cost of revenue percentage increased to 82% for the 2003 fiscal year from 81% during the 2002 fiscal year, causing slightly lower gross margins on sales. The decrease in overall gross margins on sales is primarily due to under-utilized technical personnel in certain geographic areas and to the completion of certain non recurring projects. Costs of product revenues remained constant, as a percentage of sales, at approximately 85% of revenues during the fiscal years ended June 30, 2003 and 2002.

         Selling, general and administrative expenses decreased to approximately $11,202,000 for the fiscal year ended June 30, 2003, from approximately $15,786,000 for the 2002 fiscal year period. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 21% during fiscal 2003, from approximately 26% in the prior fiscal year. This decrease in selling, general and administrative costs was primarily due to consolidation of overhead costs. Application development costs decreased to zero during fiscal 2003, from $492,000 during the prior fiscal year. We are not developing new applications at this time. We are enhancing current applications on a task-order basis only, with such costs charged to cost of sales.

         Options were issued for services rendered with a value of $17,000 during the fiscal year ended June 30, 2003, as compared to $325,000 during the prior fiscal year.

         Depreciation and amortization expense increased to approximately $2,729,000 for the fiscal year ended June 30, 2003, from approximately $2,720,000 for the 2002 fiscal year.

         Interest expense for the fiscal year ended June 30, 2003 was $1,175,000, as compared to $2,582,000 for the fiscal year ended June 30, 2002. The decrease in expense is primarily a result of interest and finance costs on short-term convertible notes payable incurred during the fiscal year 2002 of $1,156,000, which did not recur in fiscal 2003. The decrease in interest income from June 30, 2003 to $69,000 from $294,000 during the fiscal year June 30, 2002 is due primarily to non-recurring note receivable interest.

         The loss on sale of marketable securities of $1,241,000 in fiscal 2002 did not recur in fiscal 2003.

         The net loss of $13,769,000 for the fiscal year ended June 30, 2003 includes losses from discontinued operations of the non-emergency transportation business of $9,566,000. The losses from continuing operations are primarily a result of decreased orders from ongoing customers, resulting primarily from reduced or delayed information technology spending budgets during the period.


Fiscal years ended June 30, 2002 and June 30, 2001 - Continuing Operations

         Revenues for the fiscal year ended June 30, 2002 increased to approximately $60,077,000 from approximately $44,910,000 during the prior year, or a 34% increase from the fiscal year ended June 30, 2001. These increases were primarily due to the December 31, 2001 acquisition by merger of DynCorp Management Resources (DMR). The revenue mix of services and related product was 52% and 48%, respectively, for the 2002 fiscal year.

         Cost of revenues for the fiscal year ended June 30, 2002 increased to approximately $48,589,000 from approximately $35,492,000 during the fiscal year ended June 30, 2001. The cost of revenue percentage increased to 81% for the 2002 fiscal year from 79% during the 2001 fiscal year. The average cost of revenue percentage is impacted by the mix of revenues derived from services and from the related product sales. The revenues generated from product sales normally produce a lower gross margin percentage when compared to those of service revenues. During the prior fiscal year, revenues were predominately from consulting services rendered by our development group. For the fiscal year ended June 30, 2002, the product cost of revenue was 85% of such sales and the service costs of revenue were 76% of such sales.

         Selling, general and administrative expenses increased to approximately $15,786,000 for the fiscal year ended June 30, 2002, from approximately $12,668,000 for the 2001 fiscal year period. The increase in costs were primarily from the December 31, 2001 merger of DMR. Stock options issued for services comprised $325,000 of costs for the fiscal year ended June 30, 2002 and $721,000 of the costs for the fiscal year ended June 30, 2001.

         Application development expense for the fiscal year ended June 30, 2002 decreased to approximately $492,000 from approximately $2,945,000 for the prior fiscal year. The decrease is due to the costs associated with the development of our ProductivIT product and the development costs for our eGovernment modules in fiscal year 2001.

         Depreciation and amortization expense decreased to approximately $2,720,000 for the fiscal year ended June 30, 2002, from approximately $2,747,000 for the 2001 fiscal year.

         Interest income increased to approximately $294,000 for the fiscal year ended June 30, 2002, from approximately $112,000 for the 2001 fiscal year. This increase is attributable to interest earned on the PLC note receivable. Interest expense for the fiscal year ended June 30, 2002 increased to approximately $2,582,000 from $592,000 in the prior fiscal year. This expense is a result of the credit line facility acquired in the August 14, 2000 Data Systems merger and the finance costs on short-term convertible notes payable incurred during the fiscal year 2002, of $1,156,000.

         Although total other expense did not change significantly for the fiscal year ended June 30, 2002, from the prior fiscal year, the composition of such costs changed from year to year. The loss on marketable securities increased to $1,241,000 from $480,000 in the prior year.

The net loss of $19,413,000 for the fiscal year ended June 30, 2002 includes discontinued operations losses of $ 7,034,000 from the December 31, 2001 merger with DMR.

Discontinued Operations

Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to the non-emergency transportation brokerage services business previously provided by the Company. The assets sold consisted of the Company's interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by the Company as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The Purchase Price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004 under certain specified conditions. As part of the Agreement, DynTek Services also agreed to not compete with First Transit in the business which was sold.

As a result of the First Transit Inc. Agreement and the mutual Settlement Agreement the Company entered into on December 15, 2002 to cancel a contract to provide non-emergency transportation brokerage services with the Commonwealth of Virginia, the Company has discontinued all non-emergency transportation services which was a component and separate reporting unit of the Company's business outsourcing segment. The Discontinued Operations losses for fiscal year end June 30, 2003 were $ 9,566,000, which consisted of losses of $6,309,000 on disposal of assets and losses of $ 3,257,000 on discontinued operations, compared to discontinued operations losses of $7,304,000 in fiscal year end June 30, 2002.


Liquidity and Capital Resources

As of June 30, 2003, we had a working capital deficiency of approximately $11 million. During July 2003, the Company received proceeds from the sale of our common stock of $1.8 million and received forgiveness of $625,000 of accrued interest on a note payable. In addition, we received a release of our obligation to indemnify DynCorp for approximately $2.4 million of payments due to certain of our former vendors, which are currently reflected in accounts payable.


In July 2003, we sold 4,198,000 shares of our Common Stock at $0.50 per share, for aggregate proceeds, net of costs, of approximately $1,834,000. On July 3, 2003, an investor group cancelled a note payable by us of $5 million plus accrued interest of $625,000. The investor group also cancelled a warrant to acquire 7,500,000 shares of Company Common Stock that they acquired in the same transaction. The note was acquired by the group in connection with their private purchase of 10 million shares of our Common Stock from DynCorp. In exchange for the note cancellation and warrant cancellation, we provided additional registration rights to the investor group covering the Common Stock that was transferred.

         We obtained a limited release of indemnification by DynCorp of our obligation to pay to a bonding company and to reimburse DynCorp for its obligation to fund, respectively, an amount not to exceed approximately $2.4 million under a performance bond related to our discontinued transportation services business to the extent that we otherwise would have an obligation to fund or reimburse such parties with respect to the bond. As a result of our being released from our obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to approximately $2.4 million, our liability to former providers whose service payments are covered by the bond has in effect been reduced by approximately $2.4 million. Such liability to the vendors is currently reflected in accounts payable, and will be eliminated from accounts payable as and to the extent that the proceeds from the bond satisfy those obligations to such vendors. When the individual claims are determined for each provider, in accordance with court procedures, the approximately $2.4 million subject to the bond will be disbursed. Should valid vendor claims remain outstanding after disbursement of the approximately $2.4 million covered by the bond, certain providers may continue to pursue their claims against us. While vendor actions with respect to the bond are in process, we have offered to make payments to providers with valid claims of approximately $100,000 per month, commencing in September 2003, until whatever shortfall amount as we determine to exist in excess of the aggregate approximately $2.4 million is paid. We believe that aggregate accruals recorded in our accounts payable exceed the aggregate amount due under our remaining obligations to transportation providers; however, we are unable to predict the outcome of these claims.

         On June 30, 2003, we entered into a twelve (12) month renewable credit facility agreement with an agency of Textron Financial Corporation ("Textron"). Textron provides a full notification factoring facility for up to $7 million of working capital. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 20%. Interest is charged on the outstanding balance at the Prime rate plus 2.5% (6.25% at June 30, 2003). Additionally, a 0.25% discount fee is charged at the time of purchase. The credit facility with Textron replaced the former agreement with Foothill Capital. As of June 30, 2003, $708,000 was outstanding under the former Foothill Capital agreement.

         On March 1, 2003, we entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which we sold to First Transit, Inc. certain specific assets relating to our discontinued transportation management business originally acquired in December 2002. The assets sold consisted of our interests in three contracts to provide non-emergency transportation related services and related assets used in connection with our performance of such contracts, as well as the assumption of all vendor and services sub-contract agreements relating to the acquired contracts. The purchase price consisted of cash payments of $6,450,000 and an obligation to pay up to $1,750,000 in the event that First Transit, Inc. is able to obtain extension of our former Illinois Department of Public Aid transportation services contract for a period of up to three years beyond May 31, 2004 under certain specified conditions. We believe that such payment may become due to the Company during the first calendar quarter of 2004.

         During September 2003, we commenced negotiations for a financing commitment from investors for an amount up to $ 2 million. If such negotiations are successfully concluded, the terms of the investment are anticipated to be a long-term note payable with an equity conversion feature. There is no assurance, however, that this financing will occur.

         We may expand the scope of our product and services offerings by pursuing acquisition candidates with complementary technologies, services or products. Should we commence such acquisitions, we believe that we would finance the transactions with a combination of our working capital and the issuance of additional equity securities. We would attempt to secure additional funding, including equity financing where appropriate, for acquisitions. There can be no assurance, however, that we will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that we will be successful in obtaining the necessary financing to complete the acquisitions.

         Based on current business plans, we believe that the current operations of the Company will produce positive cash flows during the fiscal year ended June 30, 2004. We are receiving indications that that some of the adverse fiscal pressures of our ongoing customers are easing, which are anticipated to result in increased revenues from our recurring customer relationships. At the same time, we are adding to and adjusting our service offerings to emphasize the primary needs of our customers, such as network security services. We believe that our unique service offering mix, along with the increased spending budgets of our customers, will continue to drive increased revenues throughout the fiscal year 2004.

         Our capital structure improved dramatically during July 2003, through the retirement of the $5 million note and accrued interest, the $1.8 million capital raise and the $7 million credit facility, as mentioned above. Additionally, we will realize further reductions in our outstanding accounts payable as the $2.4 million performance bond is disbursed in fulfillment of our obligations to transportation provider vendors. We are negotiating payment terms with other vendors that will defer certain payments due. We also anticipate the ability to negotiate improvements in the terms of our working capital line of credit, as our results of operations improve. Based on current business plans, we believe that our current working capital is sufficient to support our business operations during the fiscal year 2004. Should we require additional working capital, we would consider divesting of certain contracts or other assets that may not be critical to the future success of the Company.

Recent Accounting Standards

The following pronouncements have been issued by the FASB.

In January 2003, the FASB issued Fin 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or, (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statement s issued after January 31, 2002, regardless of when the variable interest entity was established.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provision relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, impairment of goodwill, accounting for contingencies and accounting for discontinued operations.


Basis of Presentation. During the fiscal year ended June 30, 2003 we adopted a plan to sell our transportation brokerage operations. The operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.

Revenue recognition. Our policy follows the guidance from SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured.

Generally, information technology processing revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts services provided by the Company are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding customer acceptance have expired. Revenues for business process outsourcing services are recognized as services are rendered, normally invoiced on a monthly basis. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed and accepted by the client. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.

Collectability of Receivables. A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client's financial condition through the review of its current financial statements or credit reports.

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for DynTek) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.


Factors That May Affect Future Results

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

         Inability to Obtain Additional Financing, if Needed. We have had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from the sales of our stock and from debt financings, as well as cash received from the sale of discontinued operations. We have implemented and will continue to implement cost reductions designed to minimize such losses. However, if our existing cash balances are not sufficient to meet our liquidity needs, support our future expansion needs and achieve our strategic goals, we may require additional funds. If adequate funds are not available on acceptable terms, we may be required to divest certain contracts or other assets that are not central to our business strategy. We will continue to pursue a number of initiatives intended to minimize our losses in the event that gross margins from sales do not occur as planned, however, we cannot assure you that we will not require additional working capital for our operations.

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

         Inability to Attract and Retain Professional Staff Necessary for Existing and Future Projects. Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel. Despite current high unemployment rates, there is significant competition for employees with the skills required to perform the services we offer. In particular, qualified project managers and senior technical and professional staff are in great demand and competition for such persons is likely to increase. If we are unable to attract, retain and train skilled employees, it could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

         Substantial Competition in the Information Technology and Consulting Services Markets. The information technology products and related services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of both large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT products and related services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT products and related services markets.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

        Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          DYNTEK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


                                                                    Page Number
                                                                    -----------


INDEPENDENT AUDITORS' REPORTS                                         21 - 22

CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2003 AND 2002                                                   23

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE YEARS
ENDED JUNE 30, 2003, 2002 AND 2001                                       24

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 2003, 2002 AND 2001                                             25

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001                      26 - 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            28 - 46

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
DynTek, Inc.

We have audited the accompanying consolidated balance sheet of DynTek, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynTek, Inc. and Subsidiaries as of June 30, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                Marcum & Kliegman LLP
                                                Certified Public Accountants


September 26, 2003
New York, New York

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
DynTek, Inc.

We have audited the accompanying consolidated balance sheet of DynTek, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynTek, Inc. and Subsidiaries as of June 30, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



                                                Grassi & Co., P.C.
                                                Certified Public Accountants


October 11, 2002
New York, New York

                          DYNTEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                        ----------------------------------
                                                                                        June 30, 2003      June 30, 2002
                                                                                        --------------    ----------------
                                         ASSETS

CURRENT ASSETS:
      Cash                                                                              $           -     $            26
      Cash - Restricted                                                                           920                 986
      Accounts receivable, net of allowance for doubtful accounts of $463 and $609              9,370              10,012
      Tax refund receivable                                                                         -                 245
      Inventories                                                                                 351               1,008
      Prepaid expenses and other assets                                                           151                 128
      Note receivable - current portion                                                             -                 375
      Other receivables                                                                           122                 779
      Current assets of discontinued operations                                                     -               8,026
                                                                                        -------------     ---------------
               TOTAL CURRENT ASSETS                                                            10,914              21,585

RESTRICTED CASH - over one year                                                                   317                 995

INVESTMENTS - Marketable Securities                                                               282                 366

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,904 and $2,382                      624               1,037

GOODWILL                                                                                       31,214              31,588

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $594 and $378                      483                 698

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $4,955 and $2,920                    7,602               9,419

PURCHASED SOFTWARE, net of accumulated amortization of $498 and $325                              192                 365

NOTES RECEIVABLE, long term, including receivable from officer of $100                          1,204               1,017

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                                       -              12,987

DEPOSITS AND OTHER ASSETS                                                                         295                 462
                                                                                        -------------     ---------------
                                                                                        $      53,127     $        80,519
                                                                                        =============     ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                  $      11,714     $        12,260
      Line of credit                                                                              708               6,347
      Accrued expenses                                                                          2,271               4,437
      Deferred revenue                                                                            981               1,610
      Audit assessment                                                                              -               1,861
      Notes payable-accrued interest                                                              625                   -
      Current liabilities of discontinued operations                                            5,888               9,145
                                                                                        -------------     ---------------
               TOTAL CURRENT LIABILITIES                                                       22,187              35,660
                                                                                        -------------     ---------------

DEFERRED REVENUE - long term                                                                      317                 995
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                                  -                  84
LONG TERM NOTE PAYABLE                                                                          5,000                   -
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized;
      1,490,437 and 1,616,397 shares issued and outstanding as of June 30, 2003 and                 1                   1
      June 30, 2002, respectively
      Class A Common stock, $.0001 par value, 70,000,000 shares authorized;
      38,382,705 shares and 23,533,692 shares issued and outstanding as of
      June 30, 2003 and June 30, 2002, respectively                                                 4                   2
      Class B Common stock, $.0001 par value, 20,000,000 shares authorized;
      18,336,663 shares issued and outstanding as of June 30, 2002                                  -                   2
      Additional paid-in capital                                                               81,918              86,193
      Accumulated other comprehensive loss                                                       (244)               (131)
      Accumulated deficit                                                                     (56,056)            (42,287)
                                                                                        -------------     ---------------
               TOTAL STOCKHOLDERS' EQUITY                                                      25,623              43,780
                                                                                        -------------     ---------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      53,127     $        80,519
                                                                                        =============     ===============

                See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                        (in thousands, except share data)

                                                                               Years Ended June 30,
                                                                   ---------------------------------------------
                                                                       2003             2002            2001
                                                                   ------------      -----------    ------------
REVENUES
      Product Revenues                                             $     21,882      $    31,055    $     24,650
      Service Revenues                                                   30,765           29,022          20,260
                                                                   ------------      -----------    ------------
      TOTAL REVENUES                                                     52,647           60,077          44,910
                                                                   ------------      -----------    ------------

COST OF REVENUES
     Cost of Products                                                    18,540           26,392          20,371
      Cost of Services (net of $5 million reimbursement in 2002)         24,548           22,197          15,121
                                                                   ------------      -----------    ------------
      TOTAL COST OF REVENUES                                             43,088           48,589          35,492
                                                                   ------------      -----------    ------------
GROSS PROFIT                                                              9,559           11,488           9,418
                                                                   ------------      -----------    ------------

OPERATING EXPENSES:
      Selling costs                                                       7,443           10,507           8,614
      General and administrative expenses                                 3,759            5,279           4,054
      Non Cash Charge Options and Warrants-General and
         administrative                                                       -              325             721
      Application development                                                 -              492           2,945
      Depreciation and amortization                                       2,729            2,720           2,747
      Impairment of goodwill                                                  -
      Impairment of goodwill                                                600            1,135               -
                                                                   ------------      -----------    ------------
LOSS FROM OPERATIONS                                                     (4,972)          (8,970)         (9,663)

OTHER INCOME (EXPENSE)
Loss on marketable securities                                                 -           (1,241)           (480)
Equity interest in loss of investee                                         (72)            (220)           (100)
Interest expense                                                         (1,175)          (2,582)           (592)
Interest income                                                              69              294             112
Other income (expense), net                                               1,947              142            (175)
                                                                   ------------      -----------    ------------
      TOTAL OTHER INCOME (EXPENSE)                                          769           (3,607)         (1,235)
                                                                   ------------      -----------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                          (4,203)         (12,577)        (10,898)
INCOME TAX (BENEFIT)                                                          -             (198)            (76)
                                                                   ------------      -----------    ------------
LOSS FROM CONTINUING OPERATIONS                                          (4,203)         (12,379)        (10,822)
                                                                   ------------      -----------    ------------

DISCONTINUED OPERATIONS
      Loss on disposal of discontinued operations                        (6,309)               -               -
      Loss on discontinued operations                                    (3,257)          (7,034)             59
                                                                   ------------      -----------    ------------
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS                         (9,566)          (7,034)             59
                                                                   ------------      -----------    ------------
NET LOSS                                                           $    (13,769)     $   (19,413)   $    (10,763)
                                                                   ------------      -----------    ------------

NET LOSS PER SHARE:
      Continued                                                    $      (0.11)     $     (0.43)   $      (0.63)
      Discontinued                                                        (0.26)           (0.24)          (0.00)
                                                                   ------------      -----------    ------------
NET LOSS PER SHARE - basic and diluted                             $      (0.37)     $     (0.67)   $      (0.63)
                                                                   ============      ===========    ============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
      COMPUTATION-BASIC AND DILUTED                                  36,639,261       29,103,092      17,168,883
                                                                   ============      ===========    ============

NET LOSS                                                           $    (13,769)     $   (19,413)   $    (10,763)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
      Unrealized gain (loss) on available-for-sale securities              (113)             823          (1,918)
                                                                   ------------      -----------    ------------

COMPREHENSIVE LOSS                                                 $    (13,882)     $   (18,590)   $    (12,681)
                                                                   ============      ===========    ============

                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                                                   Class B Common
                                   Preferred Stock     Class A Common Stock            Stock
                                  -----------------    ---------------------    --------------------
                                  Shares    Amount      Shares       Amount      Shares      Amount
                                  ------   --------    --------     --------     ------      ------
Balance - June 30, 2000                                  16,294            2
  Shares issued in connection
  with the acquisition of
  Data Systems Network
  Corporation                      2,190         1          130
  Shares issued in connection
  with the exercise of
  employee stock options                                    250
  Shares issued in connection
  with the acquisition of Big
  Technologies, Inc.                                         78
  Options issued in
  connection with consulting
  agreements
  Shares issued in connection                             2,718
  with private offering
  Shares issued in connection
  with BugSolver, Inc.
  private offering
  Minority interest in
  BugSolver, Inc. subsidiary
  Changes in unrealized gain
  (loss) on securities
  available-for-sale
  Net Loss
                                --------   --------    --------     --------    --------    --------
Balance - June 30, 2001            2,190          1      19,470            2
  Shares issued in connection
  with the acquisition of DMR                                                     18,337           2
  Shares issued in connection
  with the exercise of
  employee stock options                                    184
  Conversion of short-term
  notes to subscriptions due                                316
  Shares issued in connection
  with private offering                                     625
  Subscriptions due in
  connection with private
  offering
  Shares due for services
  rendered
  Discount on short-term
  notes payable
  Deferred finance costs
  Beneficial conversion
  feature
  Convert preferred stock to        (574)                 1,433
  common
  Convert shares issued in
  connection with BugSolver,
  Inc. private offering                                   1,500
  Shares issued in connection
  with the acquisition of Big
  Technologies                                               78
  Options issued for services
  Retirement of shares                                      (72)
  Changes in unrealized gain
  (loss) on securities
  available for sale
  Net loss
                                ---------  --------    --------     --------    --------    --------
Balance - June 30, 2002             1,616  $      1      23,534     $      2      18,337    $      2
  Conversion of short-term                                  776
  notes to private offering                                                1
  Shares issued in connection
  with private offering                                     726
  Shares issued for services                                 25
  rendered
  Convert preferred stock to         (126)                  314
  common
  Buyback of Class B shares                                                       (8,000)         (1)
  Convert Class B shares to
  Class A                                                10,337            1     (10,337)         (1)
  Shares issued in connection
  with private offering                                   2,889
  Options issued for services                                 -
  Stock option exercise                                      10
  Retirement of shares                                     (300)
  Reverse Retirement of shares                               72
  Stock Fees
  Changes in unrealized gain
  (loss) on securities
  available for sale
  Net loss
                                ---------  --------    --------     --------    --------    --------
Balance - June 30, 2003             1,490  $      1      38,383     $      4           -    $      -
                                =========  ========    ========     ========    ========    ========


                                                      Un-
                                                    realized                     Total
                                      Additional      Gain        Accum-         Stock-
                                      Paid-In       (Loss) on      ulated        holders'
                                      Capital       Securities     Deficit       Equity
                                      -------       ----------     --------     --------
Balance - June 30, 2000                  20,764          964       (12,111)        9,619
  Shares issued in connection
  with the acquisition of
  Data Systems Network
  Corporation                            12,800                                   12,801
  Shares issued in connection
  with the exercise of
  employee stock options                    337                                      337
  Shares issued in connection
  with the acquisition of Big
  Technologies, Inc.                        217                                      217
  Options issued in
  connection with consulting
  agreements                                779                                      779
  Shares issued in connection             2,535                                    2,535
  with private offering
  Shares issued in connection
  with BugSolver, Inc.
  private offering                        2,850                                    2,850
  Minority interest in                     (222)                                    (222)
  BugSolver, Inc. subsidiary
  Changes in unrealized gain
  (loss) on securities
  available-for-sale                                  (1,918)                     (1,918)
  Net Loss                                                         (10,763)      (10,763)
                                      ---------     --------      --------      --------
Balance - June 30, 2001                  40,060         (954)      (22,874)       16,235
  Shares issued in connection
  with the acquisition of DMR            40,339                                   40,341
  Shares issued in connection
  with the exercise of
  employee stock options                    131                                      131
  Conversion of short-term
  notes to subscriptions due                473                                      473
  Shares issued in connection
  with private offering                     938                                      938
  Subscriptions due in
  connection with private
  offering                                1,962                                    1,962
  Shares due for services
  rendered                                   58                                       58
  Discount on short-term                    591
  notes payable                                                                      591
  Deferred finance costs                    115                                      115
  Beneficial conversion                     763
  feature                                                                            763
  Convert preferred stock to                  -                                        -
  common
  Convert shares issued in
  connection with BugSolver,
  Inc. private offering                     222                                      222
  Shares issued in connection
  with the acquisition of Big
  Technologies                              216                                      216
  Options issued for services               325                                      325
  Retirement of shares                        -                                        -
  Changes in unrealized gain
  (loss) on securities
  available for sale                                     823                         823
  Net loss                                                         (19,413)      (19,413)
                                      ---------     --------      --------      --------
Balance - June 30, 2002               $  86,193     $   (131)     $(42,287)     $ 43,780
  Conversion of short-term                    -
  notes to private offering
  Shares issued in connection
  with private offering                      12                                       12
  Shares issued for services
  rendered                                   50                                       50
  Convert preferred stock to                  -                                        -
  common
  Buyback of Class B shares              (4,999)                                  (5,000)
  Convert Class B shares to
  Class A                                     -                                        1
  Shares issued in connection
  with private offering                   1,111                                    1,111
  Options issued for services                16                                       16
  Stock option exercise                      10                                       10
  Retirement of shares                     (435)                                    (435)
  Reverse Retirement of shares               (7)                                      (7)
  Stock Fees                                (33)                                     (33)
  Changes in unrealized gain
  (loss) on securities
  available for sale                                    (113)                       (113)
  Net loss                                                         (13,769)      (13,769)
                                      ---------     --------      --------      --------
Balance - June 30, 2003                $ 81,918     $   (244)     $(56,056)     $ 25,623
                                      =========     ========      ========      ========

                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                                   Years Ended June 30,
                                                                                         ----------------------------------------
                                                                                            2003           2002          2001
                                                                                         -----------     ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss-Continuing operations                                                   $     (4,203)   $  (12,379)       (10,822)
                                                                                         -----------     ---------     ----------
     Adjustments to reconcile net loss, excluding discontinued operations, to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                        2,729         2,720          2,037
         Amortization of debt discount on short-term notes                                        -           591              -
         Amortization of capitalized software costs                                             215           216            473
         Write-down of capitalized software costs                                                 -             -            237
         Equity interest in loss of investee                                                     72           220            100
         Beneficial conversion feature of short-term notes                                        -           763              -
         Reserve for valuation of note receivable                                                 -             -            300
         Loss (gain) on marketable securities                                                     -         1,241            480
         Options and shares issued for services                                                  16           370            721
         Impairment of goodwill                                                                 600         1,135              -
         Forgiveness of loan receivable from officer                                              -            70              -
         Settlement of royalties, net                                                         (425)             -              -
         State audit assessment                                                             (1,861)            69             70

     Changes in operating assets and liabilities:
         Accounts receivable                                                                    642         4,431         (1,551)
         Refund receivable                                                                      245          (245)             -
         Inventory                                                                              657           609              -
         Accrued interest income on note                                                          -          (392)             -
         Capitalized software costs                                                               -             -           (287)
         Prepaid expenses                                                                      (23)           331           (606)
         Deposits and other assets                                                               95          (132)           109
         Accounts payable                                                                     (546)        (2,284)         2,836
         Deferred revenue                                                                   (1,307)            76             67
         Accrued expenses                                                                   (2,152)           749         (1,930)
         Note Payable-accrued interest                                                          625             -              -
         Restricted cash                                                                        744        (1,177)          (804)
                                                                                         ----------     ---------       --------
              Total adjustments                                                                 326         9,361          2,252
                                                                                         ----------     ---------       --------

         NET CASH PROVIDED BY (USED) IN CONTINUING OPERATIONS                                (3,877)       (3,018)        (8,570)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
                                                                                              1,655        (5,289)            59
                                                                                         ----------     ---------      ---------
NET CASH PROVIDED BY (USED) IN OPERATIONS                                                    (2,222)       (8,307)        (8,511)
                                                                                         ----------     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash proceeds from sale of discontinued operations                                       6,450             -              -
     Cash received from purchase of subsidiary                                                    -            13          1,313
     Cash disbursements for the purchase of securities                                            -             -            (90)
     Other notes receivable                                                                     195           109              -
     Capital expenditures                                                                      (109)         (131)          (551)
     Net cash paid for acquisition                                                                -             -           (456)
     Collection on note receivable                                                              188           600              -
                                                                                         ----------     ---------      ---------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                            6,724           591            216
                                                                                         ----------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of related party loans                                                              -             -           (220)
     Proceeds from debt financing                                                                 -         1,508              -
     Net proceeds (repayments) under bank line of credit                                     (5,639)        3,844           (664)
     Issuance of subsidiary securities, net of expenses                                           -            62          2,851
     Issuance of Common Stock, net of expenses                                                1,111         1,823          2,872
                                                                                         ----------     ---------      ---------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (4,528)        7,237          4,839
                                                                                         ----------     ---------      ---------

NET  DECREASE IN CASH                                                                           (26)          (479)       (3,456)

CASH AT BEGINNING OF YEAR                                                                        26            505         3,961
                                                                                         ----------     ----------     ---------
CASH AT END OF YEAR                                                                      $        -     $       26     $     505
                                                                                         ==========     ==========     =========

                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (in thousands, except share data)


                                                                                                Years Ended June 30,
                                                                                       -----------------------------------
                                                                                         2003         2002          2001
                                                                                         ----         ----          ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                  $1,175       $   690       $    592

Cash paid for income taxes                                                              $    -       $    47              -


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
     ACTIVITIES:

     Convertible notes converted to common stock                                             -       $ 1,563              -

     Redeemable preferred stock converted to common stock                                    -             -       $    505

     Issuance of common stock in conjunction with acquisition of company                     -       $40,341       $    517

     Exchange of preferred stock in conjunction with acquisition of company                  -             -       $ 12,500

     Payment of acquisition costs with common stock                                          -             -       $    300

     Buyback of common stock in conjunction with note payable                           $5,000             -              -

     Issuance of common stock for services rendered                                     $   50             -              -






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

            DynTek is the parent corporation for the following wholly owned inactive subsidiaries: Physicians Support Services, Inc., a California corporation; Clinishare Diabetes Centers, Inc. d/b/a SugarFree Centers, Inc., a California corporation; USC-Michigan, Inc., a Michigan corporation; PCS, Inc.-West, a Michigan Corporation; TekInsight e-Government Services, Inc., a Delaware corporation; TekInsight Research, Inc., a New York corporation; and BugSolver.com, Inc., a Delaware corporation.

            Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to the non-emergency transportation brokerage services previously provided by the Company. The operations of this segment have been reflected as discontinued operations for all periods presented. (See Note 20).

            See Note 27 with respect to managements' liquidity plans.

      B. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

      C. Revenue Recognition - The Company licenses software to end users under license agreements. The Company recognizes revenues in accordance with Statement of Position 97-2 ("SOP 97-2") as amended by Statement of Position 98-9 ("SOP 98-9"), issued by the American Institute of Certified Accountants. Under SOP 97-2, revenue from software licensing is recognized upon shipment of the software provided that the fee is fixed or determinable and that collectability of the revenue is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period unless some additional performance target is mandated. In the latter case, revenue is recognized upon satisfaction of that target, as defined in the applicable software license agreement. SOP 98-9 amends certain aspects of 97-2 to require recognition of revenue using the "residual method" under certain circumstances.

            Revenues derived from business processing outsourcing service engagements are recorded on the accrual basis as services are performed. The length of the Company's contracts varies but typically ranges from one to two years.

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

      E. Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

      F. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      G. Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

      H. Stock Based Compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

            The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" that provides alternatives methods of transition for a voluntary change to the fair value based method accounting for stock-based employee compensation. The provisions of this Statement are effective for fiscal years beginning after December 15, 2002.

            During the year ended June 30, 2003, the Company adopted Statement of financial Accounting Standard No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro- forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards.

               (in thousands except per
                     share data)                     Year Ended June 30,
                                             -----------------------------------
                                                2003         2002        2001
                                             ---------     ---------   --------

            Net Income (Loss)                $ (13,769)   $ (19,413)  $ (10,763)
            Stock-based employee
            compensation cost, net of tax
            effect, under fair value
            accounting                            (399)        (433)     (1,809)
                                             ---------   ----------   ---------
            Pro-forma net loss under Fair
            Value Method                     $ (14,168)  $  (19,846)  $ (12,572)
                                             ---------   ----------   ---------
            Income (Loss) per share
            Basic                            $   (0.37)  $    (0.67)  $   (0.63)
                                             =========   ==========   =========

            Diluted                          $   (0.37)  $    (0.67)  $   (0.63)
                                             =========   ==========   =========
            Per share stock-based
            employee compensation cost,
            net of tax effect, under fair
            value accounting:
            Pro-forma loss share basic       $   (0.38)  $    (0.68)  $   (0.73)
                                             =========   ==========   =========
            Pro-forma loss share diluted     $   (0.38)       (0.68)      (0.73)
                                             =========   ==========   =========

            The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The weighted average fair value per share of options granted during years ended 2003, 2002, 2001 were $0.72, $0.45 and $0.89 respectively. In calculating the fair values of the stock options, the following assumptions were used:

                                                     Year Ended June 30,
                                              ---------------------------------
                                                2003          2002      2001
                                                ----          ----      ----
            Dividend yield                        -           -           -
            Weighted average expected life    4.9 years   5.6 years    3 years

            Weighted average risk-free
             interest rate                      2.8%        3.7%        5.3%
            Expected volatility                  86%         53%        208%


      I. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

      J. The Company evaluates the recoverability of it's Goodwill and Other intangibles in accordance with the Statement of Financial Accounting Standards Board "SFASB" No. 142, Goodwill and Other Intangible Assets. Based on the annual testing performed at June 30, 2003, the Company recorded an impairment charge of $600,000 in fiscal 2003 and $1,135,000 in fiscal 2002.

      K. Comprehensive Income - Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions.

      L. Inventories - Inventories consist primarily of finished goods in transit, which are recorded at the lower of cost or market.

      M. Advertising Costs - Costs related to advertising and promotions of services are charged to operating expense as incurred. Advertising expense was $93,000, $206,000 and $524,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

      N. Application Development - Application development costs are direct costs associated with developing software features or programs for sale to the Company's customers. Such costs are charged to expense as incurred.

      O. Shipping and Handling Costs - The Company accounts for shipping and handling costs as a component of "Cost of Product Revenues." These costs are primarily the direct freight costs related to the "drop shipment" of products to the Company's customers. Total cost was $112,000 in fiscal 2003, $258,000 in fiscal 2002 and $136,000 in fiscal 2001.

      P. New Accounting Pronouncements - In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB Interpretation 46 is not expected to have an impact on the Company's financial statements.

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

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No 150 is not expected to have a material impact on the Company's financial statements.

2.    RESTRICTED CASH

         At June 30, 2003, cash of $1,237,000 was received in connection with maintenance agreements. Such cash is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements. Of this amount, approximately $920,000 will be released during the fiscal year ended June 30, 2004. The non-current portion, $317,000, has been classified as a non-current asset.

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

              (thousands of dollars)

                                                   Additions:
                                                   -----------------------------
                                    Balance at    Charged to   Charged to                Balance
                                     beginning     cost and      Other                   at end
   Accounts Receivable Reserves:      of year      expenses     Accounts   Deductions    of year
   -----------------------------      -------      --------     --------   ----------    -------
   Year ended June 30, 2003            $609         $             $            $146        $463
   Year ended June 30, 2002            $205         $ 366         $ 38         $           $609
   Year ended June 30, 2001            $124         $  -          $170         $ 89        $205


4.    PREPAID EXPENSES AND OTHER ASSETS

                 (thousands of dollars):
                                        2003         2002
                                        ----         ----
         Prepaid insurance            $    39     $    45
         Prepaid maintenance               17          36
         Prepaid bank charges              69           9
         Other prepaid costs               26          38
                                      --------    -------
                                      $    151    $   128
                                      ========    ===-===

5.    CREDIT FACILITY

         On June 30, 2003, the Company entered into a twelve (12) month credit facility agreement with annual automatic renewals with an agency of Textron Financial Corporation ("Textron"). Textron provides a full notification factoring facility for up to $7 million of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 20%. Interest is charged on the outstanding balance at the Prime rate plus 2.5% (6.5% at June 30, 2003). Additionally, a 0.25% discount fee is charged at the time of purchase. The credit facility with Textron replaced the former agreement with Foothill Capital. As of June 30, 2003, $708,000 was outstanding under the former Foothill Capital agreement.

6.       MARKETABLE SECURITIES

         Marketable securities have been classified as available for sale securities at June 30, 2003 and, accordingly, the unrealized gain or loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At June 30, 2003, the unrealized loss on securities was $244,000.

7.    NOTE RECEIVABLE

         At June 30, 2003, DynTek held a note receivable from Private Label Cosmetics, Inc. (PLC), a private cosmetics manufacturer, under which PLC owes the amount of $1,104,000, payable in 48 monthly installments and bearing interest at 7.5% per annum. The note was secured by 342 shares of the common stock of PLC. On September 23, 2003, the Commony agreed to convert the note receivable into the preferred stock of PLC to be held as an investment. Such preferred shares contain liquidation rights if the company is sold as well as conversion rights, and are secured by additional shares of the maker's common stock.

         On January 2, 2001, the Company advanced $170,000 to its Chief Executive Officer, Mr. Ross, for a promissory note bearing interest at 8% per annum. On December 10, 2001, the Company extended the term of the note to the end of Mr. Ross's period of employment. On December 10, 2001, Companys forgave $70,000 of such note as a bonus to Mr. Ross. At June 30, 2003, $100,000 remained outstanding under the note receivable.

8.       PROPERTY AND EQUIPMENT

         Furniture, fixtures and equipment follows (in thousands of dollars):

                                                             June 30,
                                                     ------------------------
                                                         2003          2002
                                                         ----          ----

       Furniture and Fixtures                        $      799    $     916
       Computer software                                      9            9
       Computer equipment                                 2,687        2,452
       Machinery and equipment                                3            3
       Leasehold improvements                                30           39
                                                     -----------   ---------
                                                          3,528        3,419
       Less:  accumulated depreciation                   (2,904)      (2,382)
                                                     ----------    ---------
                                                     $      624    $   1,037
                                                     ==========    =========

         Depreciation expense for fiscal years ended 2003, 2002 and 2001 were $522,000, $ 611,000 and $ 861,000 respectively.

9.    OTHER RECEIVABLES

         The total other receivables at June 30, 2003 were an aggregate amount of $ 122,000 of which $72,000 consisted of loans to officers and employees with various payment terms. The Company has also recorded a note receivable in the amount of $100,000 of which $50,000 plus interest was paid in January 2003. The remaining $50,000 will be paid in connection with a Plan of Reorganization of the maker, which stipulates that it shall be paid in May 2004. Total other receivables at June 30, 2002 were $ 779,000 of which $500,000 was due from a transaction related to the Miletich Derivative Action.

10. GOODWILL AND INTANGIBLE ASSETS

         The Company acquired goodwill in the amount of $ 38,707,000 as part of the purchase of Dyncorp Management Resources (DMR), a state and local government outsourced management company in December, 2001. Prior to the implementation of FASB 142, goodwill was amortized over a fifteen-year period. Accumulated amortization of goodwill as of June 30, 2001 was $ 412,000 and at the adoption date of FASB 142 the carrying amount of goodwill was $ 8,466,000.

         The following reconciles reported net loss to net loss adjusted to exclude amortization expense relating to goodwill:

                                       2003            2002            2001
                                  --------------  ------------    -------------
Reported net loss                 $(13,769,000)   $(19,413,000)   $ (10,763,000)

Add back goodwill amortization               -               -          400,000
                                  -------------   ------------    -------------
Adjusted net loss                 $ (13,769,000)  $(19,413,000)   $ (10,363,000)
                                  =============   ============    =============

         At June 30, 2003 and 2002, the Company had the following intangible assets:

      Amortized intangible assets:           2003                2002
      ----------------------------          ------              -----
Purchased customer accounts             $  12,557,000          12,339,000
Less: accumulated amortization               4,955,000           2,920,000
                                        --------------      --------------
Purchased customer accounts, net        $    7,602,000      $    9,419,000
                                        ==============      ==============
     Unamortized intangible assets:
Goodwill                                $   31,214,000      $   31,588,000
                                        ==============      ==============


         Amortization is computed on a straight-line basis over a period of 3 to 7 years. Amortization expense for each of the years ended June 30, 2003, 2002, and 2001 was $ 2,035,000, $ 1,759,000 and $1,351,000 respectively.

         The amortization expense for the next five years, in the aggregate, is:

               Year Ending
               -----------
         June 30, 2004                      $  2,105,000
         June 30, 2005                         2,105,000
         June 30, 2006                         1,661,000
         June 30, 2007                         1,544,000
         June 30, 2008                           187,000
         June 30, 2009 and thereafter                  -
                                            ------------
             Total                          $  7,602,000
                                            ------------


11.      NOTES PAYABLE

         The total notes payable and accrued interest were an aggregate of $5,625,000 at June 30, 2003. The company entered into a settlement agreement with DynCorp for Class B common stock shares with a $5 million principal unsecured, subordinated note maturing on January 2, 2007. There was $625,000 of accrued interest on this note as of June 30, 2003. This note and interest were cancelled in July, 2003. (See notes 19 and 25).

In June 2002, the Company negotiated a settlement with a discontinued operations subcontractor for outstanding payments due. As payment in full for outstanding accounts payable from the discontinued services rendered, the Company provided a note payable of $250,000. The promissory note to the subcontractor for $250,000 bears interest at 8% per annum and is payable over three years in twelve (12) equal quarterly installments of $23,640. The Company is currently not in compliance with the agreement and is in discussions with the holder of the note regarding revising the payment terms. This note is recorded within current liabilities of discontinued operations.

12.      BUSINESS ACQUISITIONS

         On December 27, 2001, the Company acquired all of the outstanding capital stock of DynCorp Management Resources ("DMR"), from DynCorp, Inc. (DynCorp). DMR provided professional services to state and local government markets with primary focus on Information Technology and Business Process Outsourcing services. Initial merger consideration consisted of 18,336,663 shares of new Class B Common Stock. As of June 30, 2002 DynCorp owned approximately 40% of the outstanding shares of the Company's Common Stock. On August 20, 2002, DynTek entered into a Settlement Agreement with DynCorp regarding the merger (see note 19).

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



         A summary of the business assets acquired is as follows:

              (Amounts in thousands)

     Consideration paid:
     Stock issued                                           $  40,341
     Acquisition costs                                          1,110
     Liabilities assumed                                        8,066
                                                            ---------
     Total consideration                                    $  49,517
                                                            =========

     Assets acquired:
     Cash                                                   $      13
     Accounts receivable, net                                   7,317
     Prepaid expenses, deposits and other assets                   29
     Deferred costs                                                58
     Property and equipment                                     1,273
     Customer list                                              2,100
     Goodwill                                                  38,727
                                                            ---------
     Fair value of assets acquired                          $  49,517
                                                            =========

         In March 2003, the company sold the non-emergency transportation component of DMR which is included in discontinued operations in the accompanying financial statements.


13.      CONCENTRATION OF RISK

     A The Company maintains cash balances at financial institutions which are insured by Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceeded such insured limits at certain times during the fiscal year.

     B The concentration of credit risk in the Company's accounts receivable, with respect to state and local government customers, is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Company does not require collateral to support accounts receivable.

     C Customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. The State of New York and its agencies comprised approximately 25% of the Company's revenues for the fiscal year ended June 30, 2003 and approximately 21% of revenues for the fiscal year ended June 30, 2002. The Company sells products and services to the State of New York and its agencies as an authorized vendor to provide system peripheral equipment to New York state agencies. The Company is also an authorized reseller of Novell, Nortel Systems and Cisco products and software to the State of New York.

         No other single customer or state accounted for more than 10% of revenue from continuing operations during fiscal 2003. Generally, products and services are purchased by individual state agencies issuing their own purchase orders under master contract agreements between the Company and the State through which the agency gets the authority to issue a valid purchase order.

     D. Company sales of products manufactured by three hardware manufacturers accounted for approximately 51% of the product and 21% of the total revenues during fiscal 2003, 49% of such product and 25% of total revenues during fiscal 2002 and 70% of the product and 38% of the total revenues in 2001. Typically, vendor agreements provide that the Company have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal.

14.      OTHER INCOME

         Due to the expiration of the statute of limitations to obtain a judgment against the Company; a liability carried on its books since 1995 has been written off during the fiscal year ended June 30, 2003, along with the accrued interest on the debt. In connection with the write-off, the Company recorded other income of $1,862,000, and offset interest expense in the amount of $52,000. The liability was originally recorded as a result of audit findings relating to a prior business of the Company that was divested in 1998 following one of the Company's discontinued wholly-owned subsidiaries being issued a Letter of Demand for $1.3 million as a result of such audit conducted on behalf of the California Department of Health Services.

15.      INCOME TAXES

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

Deferred tax assets and liabilities consist of the following:
                      (amounts in thousands)
                                                          June 30,
                                                ---------------------
                                                 2003           2002
                                                 ----           ----
Deferred tax assets:

  Net operating loss carry forwards            $  16,800     $16,660
  Allowance for doubtful accounts                    160         207
  Unrealized loss on investments                      80          45
  Depreciation                                       200         200
  Accrued vacation                                   220         215
                                               ---------     -------
                                                  17,460      17,327


Deferred tax liabilities
  Amortization                                     (180)        (244)
Less valuation allowance                        (17,280)     (17,083)
                                              ---------     --------
                                              $      -      $      -
                                              ---------     --------

         The benefit for income taxes from Year continuing operations differs from the ended amount computed applying the statutory June federal income tax rate to loss before 30, income taxes as follows:

In 000's                                                Year ended June 30,
                                                -------------------------------
                                                  2003         2002      2001
                                                ---------   ---------  --------
Income tax benefit computed at statutory rate   $   1,429   $  4,300   $  3,660

Income tax benefit not recognized               $  (1,429)  $ (4,102)  $ (3,584)
                                                ---------   --------   --------
Income tax benefit                              $       -   $    198   $     76
                                                =========   ========   ========

The Company has net operating losses of approximately $ 50,000,000, of which approximately $30,000,000 is subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in 2009-2023.

16.   STOCKHOLDERS' EQUITY

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

      B. In connection with its December 1992 public offering, the Company has 1,707,875 Class A warrants outstanding to purchase Common Stock at $3.30 per share, which originally expired on December 17, 2000. On December 6, 2000, such warrants were extended, at a price of $2.00 per share, until December 11, 2005.

      C. In March 2001, the Company sold 2,718,550 shares of its common stock for $1.00 per share. In connection with these placements, the Company paid to a related party a fee of 7% in cash, and issued options to purchase 271,855 shares of its common stock, under the 1992 Stock Option Plan.

      D. During the fiscal year ended June 30, 2001, the Company issued 121,500 options to accredited investors for services rendered, at exercise prices between $0.59 and $2.22.

      E. On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of June 30, 2003, 699,363 of such shares were converted into 1,748,408 shares of Class A common stock, with a remainder of 1,490,437 shares not yet converted.

      F. On November 1, 2001, the Company issued an aggregate of $1,057,000 in principal of short-term notes payable, bearing interest at 12% per annum. In connection with the these notes, the investors received a warrant to acquire one-third of a share of Class A common stock for each dollar of note principal, bearing exercise prices of $1.50 and $1.70 per share and are exercisable for three years. The notes were partially repaid ($300,000), and the balance converted into 1,042,039 shares of the Company's Class A common stock, as a part of the June 2002 offering described below.

      G. In June 2002, the Company sold 1,389,293 shares of Common Stock for $1.50 per share and converted short-term notes payable to 1,091,393 shares of Common Stock for $1.50 per share, for an aggregate placement of 2,442,999 shares of Common Stock to accredited investors, and issued warrants to purchase 1,215,666 shares of Common Stock for $1.50 per share. At June 30, 2002, 941,155 of the share certificates and 487,244 of the warrants had been issued and during July 2002 the remaining 1,501,844 share certificates and 728,422 of the warrants were issued. In connection with these sales, the Company paid to a related party a fee of $262,000.

      H. During the fiscal year ended June 30, 2002, the Company issued 229,000 options to accredited investors for services rendered, at exercise prices between $2.00 and $2.28.

      I. During September 2002, in connection with the settlement of the Miletich Derivative Action, the Company received 300,000 shares of its Class A Common Stock with a value of $435,000, and retired the shares during the fiscal year June 30, 2003.

      J. In July 2002, 24,534 shares of Class A Common Stock with a value of $ 12,000 were issued to an accredited investor as an extinguishment of an account payable.

      K. During August 2002, the Company repurchased and retired 8,000,000 shares of its Class B Common Stock and converted the remaining 10,336,663 shares of Class B Common Stock into the same number of Class A Common Stock shares.

      L. In June 2003, the Company sold 2,221,932 shares of its Common Stock for $0.50 per share for net proceeds of $ 1,111,000. Warrants of 1,111,000 shares were issued in connection with this Offering at a rate of one warrant for each $1 invested exercisable for a period of five years. In connection with the offering, the Company paid a placement agent, the principal of which is a shareholder of the company, a fee in DynTek Common Stock of 666,579 shares that is equal to 30% of the aggregate shares issued in the Offering.

      M. In July 2003, the Company sold 4,198,000 shares of its Common Stock at $0.50 per share, for aggregate proceeds, net of costs, of approximately $1,834,000. In addition to fees paid, the Company granted options to the aforementioned placement agent to purchase 419,800 shares of Common Stock at the then current market price of $1.00 during five years.

      N. During the year ended June 30, 2003, 126,000 shares of Preferred Stock were converted into 314,000 Class A Common shares. An additional 72,000 previously retired shares were reissued.

17.   STOCK OPTION AND EMPLOYEE BENEFIT PLANS

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

            The 1992 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of DynTek or other individuals whose participation in the 1992 plan is determined to be in the best interest of DynTek by the compensation committee. In August 2000, Directors and Shareholders approved an increase in the number of shares authorized for issuance upon exercise of options granted pursuant to the Plan from 500,000 to 2,000,000. As of June 30, 2003, 1,899,521 shares were subject to options granted under the plan, net of forfeitures, at an average price of $1.41 per share.

      B. In November 1997, the Company established the 1997 Stock Option Plan for Non-employee Directors, which authorizes the issuance of options to purchase up to 300,000 shares of Common Stock at an exercise price of 100% of the Common Stock's market price. Options to purchase 200,000 shares of Common Stock were outstanding at June 30, 2003, net of forfeitures, at an average price of $2.32 per share.

      C. In connection with a merger, on August 14, 2000, the Company assumed the existing Data Systems Network Corp Stock Option Plan. Options granted under the Plan were either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options. Following the assumption of the Plan, no further options have been granted under the Plan. As of June 30, 2003, 145,901 Series A Preferred shares were subject to options granted under the plan, net of forfeitures, at an average price of $8.00 per share. Upon conversion, such options may be converted into the Company's Common Stock at a ratio of 2.5 shares of Common per share of Preferred.

      D. The 2001 Employee Stock Option Plan was adopted by the Board of Directors in 2001 and 2,000,000 shares of common stock were initially reserved for issuance upon the exercise of options granted pursuant to the plan. Options granted under the 2001 plan may be either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options.

            The 2001 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of DynTek or other individuals whose participation in the 2001 plan is determined to be in the best interest of DynTek by the compensation committee. As of June 30, 2003, 588,000 shares were subject to options granted under the plan, net of forfeitures, at an average price of $1.95 per share.

      E. DynTek maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by DynTek (which are discretionary) or by plan participants through elective salary reductions. During the fiscal year ended June 30, 2003 and 2002, contribution expense was $125,000 and $60,000 respectively. No contributions were made to the plan by DynTek during the fiscal year ended June 30, 2001.

18.   ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

         During the fiscal year ended June 30, 2003, 50,000 warrants were issued in connection with services rendered to the Company, all of which were vested. The Company recorded expense for the value of these warrants in the total amount of $16,000. The Company also recognized expenses during the fiscal years ended June 30, 2002 and June 30, 2001, resulting from warrants granted for services, in the amount of $325,000 and $721,000 respectively. Also, 1,839,000 warrants were issued during the fiscal year ended June 30, 2003 in connection with private placements of securities, at an average exercise price of $1.50 per share and 7,500,000 warrants were issued at $4.00 per share to DynCorp (see note
19).

         The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's Common Stock:

                                         Stock options under Plans                               Other Options and Warrants
                              --------------------------------------------------    ---------------------------------------------
                                                      Weighted                                         Weighted
                                          Weighted    Average                                           Average
                                          Average    Remaining                                         Remaining
                                          Exercise   Contractual                                      Contractual
                                Shares      Price   Life (years)  Exerciseable      Shares     Price  Life (years)   Exerciseable
                              ---------   --------  ------------  ------------    -----------  -----  ------------   ------------
Outstanding at June 30, 2000     199,500    1.94       3.2            197,000      4,792,042   2.19       4.0          4,792,042
                                                       ===           ========                            ====          =========
  Granted                      2,023,521    1.39                                     144,000   1.12
  Canceled                      (56,500)    1.25                                   (754,167)   2.58
  Exercised                            -       -                                   (250,000)   1.35
  Assumed Data Systems Plan      468,730    2.78
                              -----------                                        ------------
Outstanding at June 30, 2001   2,635,251    1.60       7.7          1,510,522      3,931,875   2.12       3.9          3,909,375
                                                       ===          =========                            ====          =========
  Granted                        963,000    2.06                                   1,259,255   1.61
  Canceled                      (67,116)    1.77                                   (839,389)   2.27
  Exercised                    (109,139)    0.97                                    (74,711)   0.94
                              -----------                                        ------------
Outstanding at June 30, 2002   3,421,996    1.81       5.6          2,221,377     4,277,000    1.96       3.5          4,072,000
                                                       ===          =========                             ===          =========
  Granted                        160,000    1.81                                   9,389,388   3.49
  Canceled                     (459,723)    1.92                                    (35,000)   2.06
  Exercised                            0       -                                    (10,000)   1.21
                                                                                 ------------
Outstanding at June 30, 2003   3,122,273    1.77       4.9           2,766,937    13,621,388   3.02       3.2         13,621,388
                               =========               ===           =========    ==========              ===         ==========

19.   Dyncorp Settlement Agreement

      On August 20, 2002, DynTek entered into the Settlement Agreement with DynCorp its principal stockholder, pursuant to which each of DynTek and DynCorp agreed to settle all disputes between them, including those resulting from DynTek's acquisition by merger of DynCorp's former wholly-owned subsidiary, DMR, in December 2001. As part of the Settlement Agreement, DynCorp sold to DynTek 8,000,000 shares of DynTek Class B common stock at a price of $.625 per share, converted its remaining 10,336,663 shares of Class B common stock (constituting the balance of all outstanding Class B common stock) to DynTek Class A common stock, paid to DynTek $5 million to defray losses incurred by DynTek from its operations under the terms of a contract with the Commonwealth of Virginia acquired by DynTek in connection with the DMR merger, and provided a general release to DynTek and its affiliates from any and all claims that it might have against such persons. Such reimbursement of $5 million has been recorded as an offset to costs incurred under the Virginia contract. Under the Settlement Agreement, DynTek agreed to pay for the Class B common stock shares acquired from DynCorp with a $5 million principal unsecured, subordinated note maturing on January 2, 2007. DynTek also agreed to issue to DynCorp warrants to acquire 7,500,000 shares of Class A common stock exercisable for three years at $4.00 per share (the "Warrants"), and provide a general release to DynCorp and its affiliates from any and all claims that it might have against such persons. On July 3, 2003, the DynCorp Note was sold and then retired and the warrants were cancelled (see note 25).

20.   DISCONTINUED OPERATIONS

      Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to the non-emergency transportation brokerage services previously provided by the Company. The assets sold consisted of the Company's interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by the Company as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The Purchase Price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004 under certain specified conditions. As part of the Agreement, DynTek Services also agreed to not compete with First Transit in the business which was sold.

As a result of the First Transit Inc. Agreement and the mutual Settlement Agreement the Company entered into on December 15, 2002 to cancel a contract to provide non-emergency transportation brokerage services with the Commonwealth of Virginia, the Company has discontinued all non-emergency transportation services which was a component and separate reporting unit of the Company's business outsourcing segment.

Major assets disposed (in thousands):


                                                             2003
Purchase Price                                        $     6,450
Goodwill                                                  (11,950)
Acquired customer list                                       (560)
Property, Plant & Equipment , net                            (249)
                                                      -----------
Net Loss on Disposal of Discontinued Operations       $    (6,309)
                                                      ===========

The results of the discontinued operations are (in thousands):

                                                    2003       2002       2001
                                                    ----       ----       ----
Twelve months ended June 30,
Sales to external customers                      $22,983     $22,965        -
                                                                            -
Loss from Disposal of Discontinued Operations    (6,309)          -

Gain (Loss) from Discontinued Operations, net    (3,257)     (7,034)       59
                                                 -------    -------     -----

Total Gain (Loss) from Discontinued Operations   (9,566)     (7,034)       59
                                                 =======    =======     =====

         As of June 30, 2003, total current liabilities of discontinued operations were $5,888,000, which is comprised of accounts payable and a note payable. A significant portion of such payables are owed to third party vendors and are subject to an interpleader action (see note 24 COMMONWEALTH OF VIRGINIA).

21. BUSINESS SEGMENTS

         DynTek's operations for the fiscal year 2003 are organized along its product lines and include two segments - Business Process Outsource Services and Information Technology Services segments. The Information Technology Services segment provides a range of specialized IT infrastructure services: system architectural design, legacy systems integration, network engineering, applications development, network security services, help desk support and operational support, primarily to state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among nine states (including the principal executive office), California, Florida, Louisiana, Massachusetts, Michigan, Texas, New Mexico, Virginia and New York, with employees situated in locations that are convenient to client sites.

         The Business Process Outsourcing segment contracts outsourced program operations for state government agencies in several areas including the privatization of child support enforcement services. Our business process outsourcing customers have included various governmental departments in the states of Virginia, North Carolina, Kansas and Nebraska. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above.

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


                                                              Reportable Business Segments
                                                   ------------------------------------------
                                                      Business    Information
                                                      Process     Technology
                                                    Outsourcing     Services       Total
                                                    -----------     --------       -----
         Fiscal year ended June 30, 2003
         Sales to external customers                  $  8,493      $  44,154     $  52,647
         Depreciation and amortization expense             481          2,248         2,729
         Net loss from Operations                         (69)        (4,134)       (4,203)
         Net Interest expense                              177            929         1,106
         Total assets                                   28,172         24,955        53,127
         Capital Expenditures                               30             79           109

         Fiscal year ended June 30, 2002

         Sales to external customers                     4,950         55,126        60,076
         Depreciation and amortization expense             174          2,546         2,720
         Net loss from operations                        (568)       (11,811)      (12,379)
         Net interest expense (income)                       7          2,281         2,288
         Total assets                                   47,738         32,781        80,519
         Capital expenditures                               56             75           131


         During fiscal 2001, the Company did not have segment reporting, since the only business segment was Information Technology Services.

22. COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

The Company is obligated under five non-cancelable leases for aggregate base annual rent of approximately $191,000 (California), $164,000 (Louisiana) through August 2005 and May 2006, respectively. The Company also leases 5 separate direct sales offices and 11 other commercial facilities containing an aggregate of approximately 82,000 square feet under leases with terms ranging from month-to-month to five years. Total rent expense for the fiscal years ended June 30, 2003, 2002 and 2001 was $ 1,358,000 $1,534,000, and $705,000 respectively.
At June 30, 2003, minimum rental commitments under noncancellable operating leases are as follows:

           Fiscal Year  Amount
           -----------  ------
              2004     $   958
              2005         707
              2006         267
                       -------
                       $ 1,932
                       =======


         On October 11, 2002, Merisel Americas, Inc. filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. In July 2003, the Company entered into an agreement with Merisel to repay the liability and accrued interest and expenses, with an obligation to make payments over the next twelve (12) months in an aggregate amount of $567,402 which is included in accounts payable.

         On December 31, 2002, the Company settled all amounts due of approximately $713,000, net of a related receivable of $187,000, under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000. As of June 30, 2003, $75,000 remains due and payable under this agreement.

23. RELATED PARTY TRANSACTIONS

         In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis which is common in the industry and can terminate services upon 30 day notification. These monthly charges are approximately $20,000/month. As of June 30, 2003, the Company had outstanding receivables (included in accounts receivable) for such services in the total amount of $502,000, representing unpaid charges since April 2001 and an allowance reserve of $200,000. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $392,000. Such losses have reduced the carrying value of its investment to $64,000 at June 30, 2003.

24. LEGAL MATTERS


MILETICH DERIVATIVE ACTION

         On August 20, 2002, a final settlement and dismissal order was approved and filed in the New York County Clerk's Office from a stockholder's derivative action by Paul Miletich. The action was originally filed on July 10, 2000, naming the Company as a nominal defendant. As a part of the settlement, the Company received 300,000 shares of DynTek common stock and 125,000 shares of MedEmerg common stock, as full settlement of a guarantee provided to the Company. Additionally, the insurance underwriters for DynTek paid the Company $300,000 on behalf of the director defendants. DynTek reimbursed plaintiff's counsel for fees and expenses of $330,000, of which 20% was paid in MedEmerg stock (80,488 shares). The shares of DynTek common stock were retired and the remaining shares of MedEmerg common stock are held as marketable securities. No gain or loss was recorded in connection with the settlement.

COMPUTER ASSOCIATES

         On July 7, 2003, a Settlement Agreement was reached in a matter brought by Computer Associates International, Inc. ("CA") against the City of Boston ("COB"), in United States District Court, District of Massachusetts (Case Number 01-10566-EFH), in which the Company was named as a third-party defendant. Under the Agreement, the parties mutually released each other from any further claims on this matter.

COMMONWEALTH OF VIRGINIA

         Effective December 15, 2002, the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that the Company issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extended through June 2003. In connection with initially entering the contract, a bond was posted by a DynCorp, Inc. for the Company's payment performance to the transportation providers. A number of such providers caused the bond to be called, initiating a process of disbursing approximately $2.4 million (the "Bonded Amount") of payments to providers with verified claims due. The Company has arranged for a limited release of indemnification by DynCorp, Inc. of the Company's obligation to pay to the bonding company and to reimburse the third party for its obligation to fund, respectively, in an amount not to exceed the Bonded Amount to the extent that the Company otherwise would have an obligation to fund or reimburse such parties with respect to the bond. The bonding company filed an interpleader action to distribute the penal sum of the bond on July 22, 2003. As a result of the Company being released from its obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to the Bonded Amount, its liability to such providers has in effect been reduced by the Bonded Amount. When the individual claims are determined for each provider, in accordance with court procedures, the interpled funds shall be disbursed. Should valid claims remain outstanding after the disbursement of the interpled funds, certain providers may continue to pursue their claims after the interpleader proceedings are concluded. While the interpleader is in process, the Company has offered to make payments to providers with valid claims of approximately $100,000 per month, commencing in September 2003, until whatever shortfall amount as the Company determines to exist in excess of the Bonded Amount is paid.

A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of August 2003, actions for collection are pending in 5 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000, is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced interpleader action for all purposes. The remaining four proceedings are for an aggregate amount of approximately $625,000, a portion of which has been disputed based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts. The Company believes that these claims will be fully resolved following evaluation of the claims against those services authorized by them and those rates permitted in subcontracts. Accruals in the financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

STRIDE & ASSOCIATES

         In February 2003, four actions were dismissed in Civil Court of New York, two between the Company and Stride & Associates in the aggregate amount of $40,000, and two between the Company and consultants in the aggregate amount of $53,000.

OTHER MATTERS

         During the fiscal year ended June 30, 2003, the Company satisfied its obligation on a judgment that was entered against Data Systems in favor of J. Alan Moore in Mecklenburg County Superior Court Division, North Carolina on July 28, 2000. The plaintiff was awarded a judgment of $572,000 plus reasonable attorney fees and interest totaling $ 778,000. The debt has been paid in full.

25. SUBSEQUENT EVENTS

         On July 3, 2003, an investor group cancelled a note payable by the Company of $5 million plus accrued interest of $625,000. The note was acquired by the group in connection with their private purchase of 10 million shares of Company Common Stock from DynCorp, Inc. The investor group also cancelled a warrant to acquire 7,500,000 shares of Company Common Stock that they acquired in the same transaction. In exchange for the note cancellation, the Company provided certain registration rights to the investor group covering the Common Stock that was transferred. The Company was released from an obligation to provide indemnity for up to approximately $2.4 million of claims under a performance bond. Such bond has subsequently been funded for the benefit of the Company's vendors as part of an interpleader action, which will reduce the aggregate payables to those providers by the funded amount (see note 24 COMMONWEALTH OF VIRGINIA ).

26. UNAUDITED QUARTERLY DATA

         The numbers below have been restated for prior periods for discontinued operations.

                  Selected Quarterly Financial Data
                  (Dollars in thousands, except per share data)

                   Sep.30       Dec.31       Mar.31        Jun.30       Sep.30      Dec.31       Mar.31       Jun.30
                    2001         2001         2002          2002         2002        2002         2003         2003
                    ----         ----         ----          ----         ----        ----         ----         ----
Revenue           $  11,586     $ 12,229    $ 16,586     $ 19,676     $ 14,148     $ 11,840      $12,012     $14,647

Gross Profit      $   2,437     $  2,708    $  3,246     $  3,097      $ 2,818     $  1,989      $ 2,507     $ 2,245
Net Income
(loss)
Continuing
Operations        $ (1,653)     $ (4,081)   $ (2,782)    $ (3,863)     $(1,185)    $ (1,208)     $   848     $ 2,658)
Net Income
(loss)
Discontinued
operations        $      -      $     -     $ (2,808)    $ (4,226)     $    84     $    178      $ ( 342)    $(9,486)
Basic and
diluted income
(loss) per
share-Continuing
Operations        $  (0.08)     $  (0.18)   $   (.09)    $  (0.13)     $  (.03)    $   (.03)     $   .03     $  (.08)
Basic and
diluted income
(loss) per
share-Discontinued
Operations        $      -      $      -    $   (.09)    $  (0.15)     $     -     $    .01      $  (.01)    $  (.26)


27. MANAGEMENT'S LIQUIDITY PLANS

         As of June 30, 2003, we had a working capital deficiency of approximately $11 million. During July 2003, this Company received proceeds from the sale of its Common Stock of $1.8 million and received forgiveness of $625,000 of accrued interest on a note payable. In addition, the Company received a release of its obligation to indemnify DynCorp for approximately $2.4 million of payments to certain of its former vendors.

In July 2003, the Company sold 4,198,000 shares of its Common Stock at $0.50 per share, for aggregate proceeds, net of costs, of approximately $1.8 million. On July 3, 2003, an investor group cancelled a note payable by the Company of $5 million plus accrued interest of $625,000. The note was acquired by the group in connection with their private purchase of 10 million shares of the Company's Common Stock from DynCorp.

Additionally, the Company obtained a limited release of indemnification by DynCorp of its obligation to pay to a bonding company and to reimburse DynCorp for its obligation to fund, respectively, an amount of approximately $2.4 million under a performance bond related to its discontinued transportation services business. As a result of being released from its obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to approximately $2.4 million, the Company's liability to former providers whose service payments are covered by the bond has in effect been reduced by approximately $2.4 million. Such liability to the vendors is currently reflected in accounts payable, and will be eliminated from accounts payable as and to the extent that the bond proceeds will satisfy those obligations to such vendors. When the individual claims are determined for each provider, in accordance with court procedures, the approximately $2.4 Million subject to the bond will be disbursed. Should valid vendor claims remain outstanding after disbursement of the approximately $2.4 million covered by the bond, certain providers may continue to pursue their claims against the Company. While vendor actions with respect to the bond are in process, the Company has offered to make payments in the aggregate of approximately $100,000 per month, commencing in September 2003, to providers with valid claims, until whatever shortfall amount as the Company determines to exist in excess of the aggregate approximately $2.4 million is paid.

On June 30, 2003, the Company entered into a twelve (12) month renewable credit facility agreement with an agency of Textron Financial Corporation ("Textron"). Textron provides a full notification factoring facility for up to $7 million of working capital. Eligible accounts receivable expected to be collected within 90 days from invoice date are purchased with recourse, with a holdback amount of 20%. Interest is charged on the outstanding balance at the Prime rate plus 2.5% (6.25% at June 30, 2003). Additionally, a 0.25% discount fee is charged at the time of purchase. The credit facility with Textron replaced the former agreement with Foothill Capital. As of June 30, 2003, $708,000 was outstanding under the former Foothill Capital agreement.

On March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which it sold to First Transit, Inc. certain specific assets relating to its discontinued transportation management business originally acquired in December 2002. The assets sold consisted of interests in three contracts to provide non-emergency transportation related services and related assets used in connection with the performance of such contracts, as well as the assumption of all vendor and services sub-contract agreements relating to the acquired contracts. The purchase price consisted of cash payments of $6,450,000 and an obligation to pay up to $1,750,000 in the event that First Transit, Inc. is able to obtain extension of the Company's former Illinois Department of Public Aid transportation services contract for a period of up to three years beyond May 31, 2004 under certain specified conditions. The Company believes that such payment may become due to the Company during the first calendar quarter of 2004.

During September 2003, the Company commenced negotiations for a financing commitment from investors for an amount of approximately $2 million. If such negotiations are successfully concluded, the terms of the investment are anticipated to be a long-term note payable with an equity conversion feature.

The Company plans to continue to improve its cash flows during fiscal 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue new customer relationships and expansion of services offered to existing customers. The Company is negotiating payment terms with vendors that will defer certain payments due. Based on current business plans, the Company believes that the current operations of the Company will produce positive cash flow during the fiscal year ended June 30, 2004. Until such time, the Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through at least June 30, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses or would consider divesting of certain contracts or other assets that may not be critical to the future success of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

         Based on their evaluation as of June 30, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that Dyntek's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Dyntek files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in DynTek's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors as of September 30, 2003 are as follows:

                                    Principal Occupation, Business
Name                    Age         Experience and Directorships
----                    ---         ----------------------------

Steven J. Ross          45          Since February 2000, Mr. Ross has been
                                    DynTek's President, Chief Executive Officer and Chairman of the Board. Mr. Ross has an extensive industry background, most recently serving as General Manager of Toshiba's
                                    Computer System Division, responsible for sales, marketing, and operations in North and South America from 1998 to 1999. Prior to that, Mr. Ross was President and General
                                    Manager of the Reseller Division and
                                    President of Corporate Marketing at Inacom
                                    Corporation from 1996 to 1998. Mr. Ross' other positions have included responsibility for sales and marketing, operations, strategic planning, and other senior executive activities.

James Linesch           49          Since August 14, 2000, Mr. Linesch has
                                    served as the Chief Financial and Chief
                                    Accounting Officer, Executive Vice President and Secretary, and since February 1997
                                    Director, of DynTek. Previously, Mr. Linesch was the President, Chief Executive Officer and Chief Financial Officer of CompuMed, a public computer company involved with computer assisted diagnosis of medical conditions, which he joined in April 1996 as Vice President and Chief Financial Officer.
                                    Mr. Linesch served as a Vice President and Chief Financial Officer of DynTek from
                                    August 1991 to April 1996. From May 1998 to
                                    August 1991, Mr. Linesch served as the Chief
                                    Financial Officer of Science Dynamics Corp., a corporation involved in the development of computer software. Mr. Linesch holds a CPA certification in the State of California, where he practiced with Price Waterhouse from 1981 to 1984.

                                    Principal Occupation, Business
Name                    Age         Experience and Directorships
----                    ---         ----------------------------

Brian D. Bookmeier      44          Mr. Bookmeier is an investor and Vice
                                    President of Seven Sons, Inc., d/b/a Las
                                    Vegas Golf & Tennis. Seven Sons, Inc. is in the business of franchised retailing of golf and tennis products. Mr. Bookmeier has held this position since 1997. Mr. Bookmeier has served as a Director of DynTek since July
                                    1995, and was President and Chief Executive of DynTek from July 1995 to February 2000.
                                    From September 1989 until its merger into DynTek, Mr. Bookmeier served as Executive
                                    Vice President and a Director of Patient
                                    Care Services, a home medical equipment
                                    supply company that specialized in diabetes management, and the sale of related equipment and supplies. He was on the Board of Directors of Azurel, Ltd., a public company that filed for protection under Chapter 11 of the Federal Bankruptcy Code in
                                    2001. He continues to serve as Chairperson of the Audit and Compensation Committees of the Reorganized Board of Azural, Ltd. In May
                                    2003, be became COO of ModeEleven, Inc., a privately held software development and media broadcast company.

Dr. Michael W. Grieves  53          Dr. Grieves has been a director since August
                                    14, 2000. Previously, Dr. Grieves had served as Data Systems Corporation's President,
                                    Chief Executive Officer and Chairman of the
                                    Board since its inception in 1986. Prior to 1986, Dr. Grieves served in executive, managerial and technical capacities with
                                    Computer Alliance Corporation, a turnkey system house; Quanex Management Sciences, a computer services bureau; and Lear Siegler
                                    Corporation. He has more than 25 years of experience in the computer industry.

Marshall Toplansky      52          Mr. Toplansky has been a director since
                                    October 2002. Mr. Toplansky founded the
                                    consulting firm Core Strategies in 1996, of which he remains CEO. The firm specializes in evaluating marketing strategies and identifying growth opportunities for technology-based companies. From 1994 to
                                    1996, he served as Senior Vice President of Sales and Marketing for enterprise software publisher Open Environment. He was Vice
                                    President of Marketing for modem
                                    manufacturer U.S. Robotics from 1989 to
                                    1994. Mr. Toplansky's other positions have involved advertising and data base direct marketing management, primarily with Ogilvy
                                    & Mather. Mr. Toplansky currently serves on the board of directors of CompTIA, the country's largest technology trade association, and the Harvard Business School
                                    Association of Orange County.

Section 16(a) Beneficial Ownership Compensation

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish to us copies of all such filings. We have determined, based solely upon a review of those reports and amendments thereto furnished to us during and with respect to the year ended June 30, 2003 and any written representations from reporting persons, that all filing requirements were timely satisfied by our officers and directors except for two late filings of Form 4s covering shares sold by Mr. Bookmeier in two transactions on April 22, 2003 and June 12, 2003. The Form 5 filing for Mr. Bookmeier to report the transaction is in the process of being completed.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during the three years ended June 30, 2003 to our chief executive officer and our other most highly paid executive officers whose annual salary and bonus, exceeded $100,000 for all services rendered to us during each such annual period.

                                             Annual Compensation                      Long Term Compensation
                                             -------------------                      ----------------------
                                                                      Other     Restricted                               All
                             Fiscal                                  Annual       Stock       Options/       LTIP       Other
     Name and Position        Year        Salary($)    Bonus($)   Compensation    Awards       SARs (#)    Payouts   Compensation
     -----------------        ----        ---------    --------   ------------    ------      --------     -------      ------
Steven J. Ross                2003       $400,000      $100,000     $ 25,000       --            --           --          --
   President, Chief           2002       $376,000      $205,000     $ 70,000       --           75,000        --        $40,431
   Executive Officer and      2001       $175,000         --        $ 25,000       --          810,000        --          --
   Chairman of the Board

James Linesch                 2003       $200,000      $ 25,000     $ 25,000       --             --          --        $ 6,000
   Chief Financial Officer,   2002       $179,000      $ 75,000     $ 25,000       --           45,000        --        $ 6,321
   Executive Vice President   2001       $138,000      $ 10,000     $ 25,000       --          335,000        --          --
   and Director

Wade Stevenson                2003       $140,000      $ 10,000        --          --
   Vice President             2002       $129,000      $ 20,000        --          --           20,000        --          --
   Finance                    2001       $ 98,990      $ 26,000        --          --             --          --          --

Arion Kalpaxis                2003       $175,000         --           --          --             --          --          --
   Chief Technology Officer   2002       $176,000         --           --          --             --          --          --
                              2001       $153,798         --           --          --           15,000        --          --


Option Grants

         The following table sets forth certain information, as of June 30, 2003, concerning individual grants of stock options made during the fiscal year ended June 30, 2003 to each of the persons named in the Summary Compensation Table above.

              OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 2003

                               Number of                                                     Potential Realizable Value at
                               Securities           Percent of Total                         Assumed Annual Rates of Stock
                               Underlying             Options/SARs        Exercise or Base         Price Appreciation
          Name             Options/SARs Granted   Granted in Fiscal Year     Price ($/Sh)            for Option Term
          ----             --------------------   ----------------------     ------------            ---------------

          (a)                     (b)                     (c)                    (d)               5%              10%

     Steven J. Ross              10,000                    6%                   $1.75             $875           $1,750
     James Linesch               10,000                    6%                   $1.75             $875           $1,750
     Wade Stevenson                -                       -                      -                 -            $4,000
     Arion Kalpaxis                -                       -                      -              $2,000          $3,000

         The following table sets forth information concerning exercises of stock options by each of the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2003 and the fiscal year-end value of options held by such named individuals.

              AGGREGATED OPTION/SAR EXERCISED IN FISCAL YEAR ENDED
               JUNE 30, 2003 AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             Number of Securities Underlying    Value of Unexercised In-The-Money
                              Shares                       Unexercised Options/SARs At Fiscal    Options/SARs At Fiscal Year-end
                           Acquired on         Value                  Year-End (#)                             ($)
          Name             Exercise (#)    Realized ($)         Exercisable/Unexercisable           Exercisable/Unexercisable
          ----             ------------    ------------         -------------------------           -------------------------

          (a)                  (b)              (c)                        (d)                                 (e)
     Steven J. Ross             --               0                   921,500/32,500                         $8,330/$0
     James Linesch              --               0                   402,500/17,500                           $0/$0
     Wade Stevenson             --               0                    42,250/20,000                           $0/$0
     Arion Kalpaxis             --               0                     7,500/7,500                            $0/$0



Employment Agreements

         On December 10, 2001, we entered into an employment agreement with Steven J. Ross, our President, Chief Executive Officer, and Chairman of the Board, which replaced the prior employment agreement dated January 2, 2001. The agreement is for a three-year term, commencing December 10, 2001, which term may be extended upon the consent of all parties to the agreement. During the term of the agreement, Mr. Ross shall serve on our Board of Directors and on the board of each of our wholly-owned subsidiaries. Mr. Ross's current annual base salary under the agreement is $400,000 per year, which may be increased by the Board of Directors in its discretion. Based upon meeting criteria established by mutual consent of Mr. Ross and our Board of Directors, and then upon further approval by the Board of Directors (which actions by the Board of Directors are taken by its Compensation Committee), Mr. Ross is entitled to receive an annual bonus, payable quarterly, the aggregate amount of which is equal to at least 50% of his annual base salary. For the fiscal year ended June 30, 2003, Mr. Ross received $ 100,000 in quarterly bonus payments. In addition to participation in all employee benefit programs generally made available to members of our executive management, Mr. Ross also receives a supplemental executive benefits plan that includes premium payments for a $1 million life insurance policy, long-term disability and supplemental medical insurance coverage. The maturity date of Mr. Ross's note payable to us, dated January 2, 2001, of $170,000 principal (the "Note") was extended to December 10, 2004 under the agreement. In addition, the agreement provided that should the average closing price for a share of our common stock as reported by Nasdaq (the "Stock Price") for the ten trading days prior to June 30, 2002 meet or exceed 110% of the Stock Price for the ten trading days prior to the December 27, 2001 closing date of our merger with DMR, then Mr. Ross's obligation to repay $100,000 principal of the Note would be forgiven. The criterion for such forgiveness was not met.

          In the event Mr. Ross is terminated without cause, all options granted to Mr. Ross during his employment term that are exercisable to acquire common stock will become fully vested, his medical and other insurance coverage benefits will be extended for a period of 18 months from the date of employment termination and he shall receive additional expense reimbursements for certain health insurance coverages. He shall also be entitled to receive a Severance Payment equal to the lesser of (1) the aggregate of the remaining base salary payments due under the agreement or (2) the aggregate of 24 payments each being equal to his monthly base salary amount plus one-twelfth of the bonus amount that could be earned under the contract as of the date of termination. The severance payment shall be payable one half in a lump sum at termination and one half in equal monthly installments over the succeeding 24 months. In addition, Mr. Ross is entitled to the same compensation and stock option benefits afforded non-employee directors.

         On August 14, 2000, we entered into an employment agreement with James Linesch, our Chief Financial Officer and Executive Vice President, which agreement was subsequently amended on August 15, 2001. The agreement is for a one year period commencing August 14, 2000, which term automatically renews for subsequent one-year periods unless we provide written notice of our intention not to renew at least six months prior to the next anniversary of the commencement date. During the term of the agreement, Mr. Linesch shall serve as a member of our Board of Directors. Mr. Linesch's current base salary under the agreement is $200,000 per year, which may be increased by the Board of Directors in its discretion. In addition to participation in all employee benefit programs generally made available to members of our executive management, Mr. Linesch also receives a supplemental executive benefits plan that includes premium payments for a $1 million life insurance policy, long-term disability and supplemental medical insurance coverage. During the first year of the agreement, Mr. Linesch earned a bonus in the amount of $25,000. Commencing on August 15, 2001, Mr. Linesch became eligible for quarterly bonuses in the annual cumulative amount of 50% of his then current base salary, with the criteria for achievement of quarterly bonuses being equivalent to such criteria described in the preceding paragraph of this section established for Mr. Ross under his employment agreement. For the fiscal year ended June 30, 2003, Mr. Linesch received $ 25,000 in quarterly bonus payments.

         In the event Mr. Linesch is terminated without cause, all options granted to Mr. Linesch during his employment term that are exercisable to acquire common stock will become fully vested, his medical and other insurance coverage benefits will be extended for a period of 12 months from the date of employment termination, and he shall be entitled to receive a Severance Payment equal to the greater of (1) the aggregate of the remaining base salary and bonus in effect under the agreement at the time of termination or (2) a lump sum severance payment equal to 18 times the aggregate of the monthly base salary payment plus one-twelfth of the bonus in effect under the agreement at the time of termination. In addition, Mr. Linesch is entitled to the same compensation and stock option benefits afforded non-employee directors.

Compensation of Directors

         Directors are paid an annual Board Membership fee of $25,000 and are reimbursed for certain reasonable expenses incurred in attending Board or Committee meetings. The Chairman of the Audit Committee and the Chairman of the Compensation Committee are each paid an additional fee of $25,000 for service in those positions, effective April 2003 Currently, Dr. Grieves is Chairman of both the Audit Committee and the Compensation Committee. Directors are eligible for awards under DynTek's 1997 Non-employee Directors' Stock Option Plan. The Non-employee Directors' Plan provides for option grants with respect to 10,000 shares of Common Stock to be made to each eligible director upon each July 1st on which such director is a member of DynTek's Board of Directors. Options are exercisable for 5 years after the date of grant. The exercise price for any option under the plan shall be equal to the fair market value of the Common Stock at the time such option is granted. The plan provides that grants thereunder vest immediately. During the year ended June 30, 2003, each of Messrs. Bookmeier and Grieves received grants in accordance with the Non-employee Directors' Plan.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
                            IN COMPENSATION DECISIONS

         As of June 30, 2003, DynTek's Compensation Committee consisted of Messrs. Ross, Grieves and Toplansky, with only Mr. Ross being an employee of DynTek. For information concerning Mr. Ross' Employment Agreement, see "Employment Agreements and Consulting Agreements", above.

         In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers. As a result of its investment, the Company assigned Dr. Grieves to become the Chairman of the Board of Directors of LaborSoft. The Company provides infrastructure services to LaborSoft, on a fee-for-service basis, with monthly charges of approximately $17,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table sets forth information regarding the beneficial ownership of outstanding Class A Common as of September 18, 2003 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock, referred to as the 5% owners. For purposes of the following table, the number of shares of Class A Common Stock assumes the conversion to Class A Common Stock of all outstanding shares of Preferred Stock. No person holds 5% or more of the outstanding Preferred Stock

                                                            Number of Shares                   Percentage
     Name and Address of                                    of Common Stock                  Outstanding of
       Beneficial Owner (2)                              Beneficially Owned (1)            Common Stock Owned
H. T. Ardinger(4)                                              4,083,160                          8.6%
9040 Governors Row
P.O. Box 569360
Dallas, TX 75356

Estate of Fred Kassner(3)                                      3,045,650                          6.6%
59 Spring Street
Ramsey, NJ  07446

Steven J. Ross (5)                                               973,845                          2.1%

Michael W. Grieves (6)                                           707,729                          1.5%
34705 West 12 Mile Road, Suite 300
Farmington Hills, MI 48009

James Linesch (7)                                                565,573                          1.2%

Brian D. Bookmeier (8)                                            70,000                          *
19327 Agusta Dr.
Livonia, MI 48152

Arion Kalpaxis (9)                                               302,500                          *

Marshall Toplansky (10)                                           10,000                          *

Wade Stevenson (11)                                               62,250                          *

ALL OFFICERS AND DIRECTORS                                     2,691,897                          5.6%
as a group (7 persons) (6)(7)(8)(9)

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

(4) Includes 1,140,310 shares that Mr. Ardinger has the right to acquire under an agreement with ViewCast, Inc. and 1,234,550 shares under publicly-traded Class A warrants.

(5) Includes options to purchase 905,000 shares of Common Stock exercisable at prices ranging from $0.80 to $2.25 per share granted to Mr. Ross under the DynTek 1992 and 2001 Employee Stock Option Plans and the DynTek 1997 Non-Employee Director's Stock Option Plan, 19,845 shares of Common Stock which are issuable upon conversion of 7,938 shares of Series A Preferred Stock, and 49,000 shares of Common Stock underlying options to purchase 19,600 shares of DynTek Series A Preferred Stock with strike prices of $1.69 per share.

(6) Includes 89,883 shares of Common Stock which are issuable to Dr. Grieves upon conversion of 35,935 shares of Preferred Stock held by him. Also includes beneficial ownership of options to purchase 90,846 shares of Common Stock at prices between $0.957 to $13.52 per share, upon exercise of options to purchase 36,642 shares of Preferred Stock. Also includes 30,000 options exercisable for Common Stock granted to Dr. Grieves under the DynTek 1997 Non-Employee Director's Stock Option Plan at prices between $0.80 and $2.25.

(7) Includes 420,000 options granted to Mr. Linesch under the DynTek 1997 Non-Employee Director's Stock Option Plan, the DynTek 1992 Plan and the 2001 Employee Stock Option Plan at prices ranging from $0.80 to $3.78 and includes 8,750 shares of Common Stock which are issuable to Mr. Linesch upon conversion and 3,500 shares of Preferred Stock held by him.

(8) Includes options to purchase 70,000 shares of Common Stock granted under the DynTek's 1997 Non-Employee Directors' Stock Option Plan at prices between $0.80 and $3.78.

(9) Includes 15,000 options to purchase 15,000 shares of Common Stock granted to Mr. Kalpaxis at $2.04 per share under the DynTek 2001 Employee Stock Option Plan.

(10) Includes 100,000 options to purchase shares of Common Stock at $3.00 per share issued to Mr. Toplansky for services rendered and 10,000 options to purchase shares of Common Stock granted at $1.00 per share under the DynTek 2001 Employee Stock Option Plan and 10,000 options to purchase shares of Common Stock granted at $0.80 per share under the DynTek 1997 Non-Employee Director's Stock Option Plan.

(11) Includes options to purchase 62,250 shares of DynTek Common Stock with strike prices between $0.96 and $2.04 per share under the DynTek 1992 and 2001 Employee Stock Option Plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In March 2001, we purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers. As a result of its investment, we assigned Dr. Grieves to become the Chairman of the Board of Directors of LaborSoft. We provide infrastructure services to LaborSoft, on a fee-for-service basis, with monthly charges of approximately $17,000.

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

         On August 20, 2002, we entered into a Stock Purchase and Settlement Agreement (the "Settlement Agreement") with DynCorp, pursuant to which disputes, including those resulting from the December 2001 merger with DMR were settled. As a part of the Settlement Agreement, we repurchased a portion of the DynTek Class B common stock from DynCorp and the remaining Class B common stock held by DynCorp (constituting the balance of all outstanding Class B common stock, were converted by DynCorp to DynTek Class A common stock. As part of the Settlement Agreements DynCorp also was granted 3-year warrants to acquire 7,500,000 shares of Class A Common Stock exercisable at $4.00 per share.

         On January 31, 2001, we forgave $70,000 of a note receivable from Mr. Ross, our Chief Executive Officer, as a bonus.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) A list of Financial Statements filed as part of this Report is identified in Part II, Item 8. [There are no Financial Statement Schedules filed as part of this Report.]

         (b) The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003:

            (1) On May 6, 2003, we filed a Current Report on Form 8-K regarding the dismissal of Grassi & Co. CPAs, P.C. and the appointment of Marcum & Kliegman LLP as our certifying accountants for the fiscal year ending June 30, 2003.

            (2) On May 27, 2003, we filed an amendment to the Current Report on Form 8-K filed on May 6, 2003, which included as an exhibit a letter from Grassi & Co., CPAs, P.C. to the Securities and Exchange Commission.

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

    NUMBER                           DESCRIPTION OF EXHIBIT

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

    NUMBER                           DESCRIPTION OF EXHIBIT

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

         10.19 Promissory Note, dated August 20, 2002, made by DynTek, Inc. in favor of DynCorp, for $5,000,000 in principal amount. (20)

         10.20 Warrant, dated August 20, 2002, made in favor of DynCorp for 7,500,000 shares of Class A Common Stock. (20)

         10.21 General Release, dated August 20, 2002, of DynTek, Inc. by DynCorp. (20)

         10.22 General Release, dated August 20, 2002, of DynCorp by DynTek, Inc. (20)

         10.23 Amendment No. 14 and Waiver to Loan and Security Agreement, dated August 20, 2002, among DynTek Services, Inc., DynTek, Inc. and Foothill Capital Corporation. (20)

         10.24 Settlement Agreement, dated December 10, 2002, between the Commonwealth of Virginia and DynTek Services, Inc.

         10.25 Asset Purchase Agreement, effective March 1, 2003, by and among DynTek Services, Inc. and First Transit, Inc. (22)

         10.26 Factoring Agreement, dated July 1, 2003, between Systran Financial Services Corporation, the Company and DynTek Services, Inc. (23)

         10.27 Limited Release and Agreement to Indemnify, executed by DynCorp in favor of the Company, dated July 3, 2003

         10.28 James Linesch employment agreement changes letter dated August 14, 2001.

    NUMBER                           DESCRIPTION OF EXHIBIT

         21       DynTek subsidiaries. (10)

         31.1 Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------------

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

            20. Incorporated by reference, filed as an Exhibit to the Company's Current Report on Form 8-K, filed August 20, 2002.

            21. Incorporation by reference, filed as Annex D to the Company's definitive Proxy Statement for Special Meeting of Stockholders on November 20, 2001, filed November 5, 2001.

            22. Incorporated by reference, filed as an Exhibit to the Company's Current report on Form 8-K, filed March 18, 2003.

            23. Incorporated by reference, filed as an Exhibit to the Company's Current report on Form 8-K, filed July 9, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  OCTOBER 7, 2003


DYNTEK, INC.

BY: /s/ Steven J. Ross
    --------------------------
     Steven J. Ross, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURES                                 TITLE                  DATE
/s/  Steven J. Ross
---------------------------              President, Chief Executive Officer     October 7, 2003
     Steven J. Ross                      and Chairman

/s/   James Linesch
---------------------------              Chief Financial Officer, Chief         October 7, 2003
     James Linesch                       Accounting Officer, Executive Vice
                                         President, Director and Secretary
/s/  Brian D. Bookmeier
---------------------------              Director                               October 7, 2003
     Brian D. Bookmeier

/s/  Michael Grieves
---------------------------              Director                               October 7, 2003
     Michael Grieves

/s/  Marshall Toplansky
---------------------------              Director                               October 7, 2003
     Marshall Toplansky