Form 10-Q
period 2003-09-30
DYNTEK INC
filed 2003-11-14
CIK 879465

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2003

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




     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No
                                      ---   ---

     Indicate by check whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of November 10, 2003 was 42,992,785.

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                               Page
                                                                                                            Number
Item 1. Condensed Consolidated Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets - September 30, 2003 (unaudited) and June 30, 2003               3

     Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For               4
         the Three Months Ended September 30, 2003 and 2002

     Condensed Consolidated Statements of Cash Flows (unaudited) - For the                                  5 - 6
         Three Months Ended September 30, 2003 and 2002

     Notes to Condensed Consolidated Financial Statements (unaudited)                                       7 - 14

Item 2. Management's Discussion and Analysis of Financial                                                   15 - 17
           Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                          19
Item 4. Controls and Procedures                                                                             19

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                   19 - 20
Item 5. Other Information 20
Item 6. Exhibits and Reports on Form 8-K                                                                    20 - 22

SIGNATURE                                                                                                   23

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DYNTEK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                         ASSETS                                                September 30,          June 30,
                                                                                                   2003                 2003
                                                                                              ---------------     ---------------
                                                                                                (unaudited)
CURRENT ASSETS:
      Cash - Restricted                                                                                   832                 920
      Accounts receivable, net of allowance for doubtful accounts of $140 and $463                      6,808               9,370
      Inventories                                                                                         492                 351
      Prepaid expenses and other assets                                                                   139                 151
      Other receivables                                                                                   101                 122
                                                                                              ---------------     ---------------
               TOTAL CURRENT ASSETS                                                                     8,372              10,914

RESTRICTED CASH - over one year                                                                           210                 317

INVESTMENTS - Marketable Securities                                                                       178                 282

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,960 and $2,904                              649                 624

GOODWILL                                                                                               31,214              31,214

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $648 and $594                              429                 483

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $5,481 and $4,955                            7,076               7,602

PURCHASED SOFTWARE, net of accumulated amortization of $541 and $498                                      149                 192

NOTES RECEIVABLE, long term, including receivable from officer of $100, net of
allowance for doubtful accounts of $200                                                                 1,640               1,204

DEPOSITS AND OTHER ASSETS                                                                                 263                 295
                                                                                              ---------------     ---------------
                                                                                              $        50,180     $        53,127
                                                                                              ===============     ===============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                        $         8,752     $        11,714
      Line of credit                                                                                    2,128                 708
      Accrued expenses                                                                                  1,321               2,271
      Deferred revenue                                                                                    990                 981
      Notes payable-accrued interest                                                                     --                   625
      Current liabilities of discontinued operations                                                    5,319               5,888
                                                                                              ---------------     ---------------
               TOTAL CURRENT LIABILITIES                                                               18,510              22,187


DEFERRED REVENUE - long term                                                                              210                 317
LONG TERM NOTE PAYABLE                                                                                   --                 5,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized; 1,458,023
      and 1,490,437 shares issued and outstanding as of September 30, 2003 and                              1                   1
      June 30, 2003, respectively
      Class A Common stock, $.0001 par value, 70,000,000 shares authorized;
      42,661,739 shares and 38,382,705 shares issued and outstanding as of
      September 30, 2003 and June 30, 2003 respectively                                                     4                   4
      Additional paid-in capital                                                                       89,378              81,918
      Accumulated other comprehensive loss                                                               (170)               (244)
      Accumulated deficit                                                                             (57,753)            (56,056)
                                                                                              ---------------     ---------------
               TOTAL STOCKHOLDERS' EQUITY                                                              31,460              25,623
                                                                                              ---------------     ---------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        50,180     $        53,127
                                                                                              ===============     ===============

            See notes to condensed consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                              -----------------------------------
                                                                                                   2003                2002
                                                                                              ---------------     ---------------
REVENUES:
       Product Revenues                                                                       $         5,593     $         6,162
       Service Revenues                                                                                 7,332               7,986
                                                                                              ---------------     ---------------
                Total revenues                                                                         12,925              14,148
                                                                                              ---------------     ---------------

COST OF REVENUES:
       Cost of products                                                                                 4,961               5,267
       Cost of services                                                                                 5,680               6,045
                                                                                              ---------------     ---------------
          Total cost of revenues                                                                       10,641              11,312
                                                                                              ---------------     ---------------
GROSS PROFIT                                                                                            2,284               2,836
                                                                                              ---------------     ---------------

OPERATING EXPENSES:
       Selling                                                                                          1,822               2,170
       General and administrative                                                                         848               1,040
       Depreciation and amortization                                                                      679                 708
                                                                                              ---------------     ---------------
                Total operating expenses                                                                3,349               3,918
                                                                                              ---------------     ---------------

LOSS FROM OPERATIONS                                                                                   (1,065)             (1,082)
                                                                                              ---------------     ---------------

OTHER INCOME (EXPENSE):
       Loss on sale of marketable securities                                                             (107)               --
       Interest expense                                                                                  (355)               (169)
       Interest income                                                                                      5                   9
       Equity interest in loss of investee                                                               --                   (28)
                                                                                              ---------------     ---------------
                    Total other income (expense)                                                         (457)               (188)
                                                                                              ---------------     ---------------

       NET LOSS FROM CONTINUING OPERATIONS                                                    $        (1,522)    $        (1,270)

DISCONTINUED OPERATIONS
       (LOSS) GAIN FROM DISCONTINUED OPERATIONS                                                          (175)                 84

                                                                                              ---------------     ---------------
NET LOSS                                                                                      $        (1,697)    $        (1,186)
                                                                                              ===============     ===============

NET LOSS PER SHARE: Basic and Diluted
       Continuing                                                                                        (.04)               (.03)
       Discontinued                                                                                      --                  --
                                                                                              ---------------     ---------------
       NET LOSS PER SHARE BASIC and DILUTED                                                   $          (.04)    $          (.03)
                                                                                              ===============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION -
           Basic and Diluted                                                                       40,522,222          38,646,044

NET LOSS                                                                                      $        (1,697)    $        (1,186)

COMPREHENSIVE LOSS, NET OF TAX
       Change in unrealized gain  on available-for-sale-                                                   74                   5
       securities
                                                                                              ---------------     ---------------

COMPREHENSIVE LOSS                                                                            $        (1,623)    $        (1,181)
                                                                                              ===============     ===============

            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                              -----------------------------------
                                                                                                   2003                2002
                                                                                              ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss - Continuing Operations                                                         $        (1,522)    $        (1,270)
                                                                                              ---------------     ---------------
     Adjustments to reconcile net loss, excluding discontinued operations, to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                     625                 655
        Amortization of capitalized software costs                                                         54                  53
        Equity interest in investee                                                                      --                    28
        Loss on sale of marketable securities                                                             107                --
        State audit assessment                                                                           --                    17
     Changes in operating assets and liabilities:
        Accounts receivable                                                                             2,126               2,384
        Inventories                                                                                      (141)                743
        Prepaid expenses and other current assets                                                          33                 306
        Deposits and other assets                                                                          32                 136
        Accounts payable                                                                               (2,962)             (3,775)
        Deferred revenue                                                                                  (98)               (696)
        Restricted cash                                                                                   195                  72
        Accrued expenses                                                                                 (950)               (435)
                                                                                              ---------------     ---------------
             Total adjustments                                                                           (979)               (512)
NET CASH (USED IN) CONTINUING OPERATIONS                                                               (2,501)             (1,782)
                                                                                              ---------------     ---------------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                                   (744)              2,321
                                                                                              ---------------     ---------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                                              (3,245)                539
                                                                                              ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes Receivable                                                                                    --                    94
     Cash proceeds from sale of marketable securities                                                      71                --
     Capital expenditures                                                                                 (81)                 (7)
                                                                                              ---------------     ---------------
        NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES                                              (10)                 87
                                                                                              ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) under bank line of credit                                                1,420                (639)
     Cash proceeds from the issuance of common stock                                                    1,835                  13
                                                                                              ---------------     ---------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             3,255                (626)
                                                                                              ---------------     ---------------

NET INCREASE (DECREASE) IN CASH                                                                          --                  --

CASH AT BEGINNING OF YEAR                                                                                --                  --
                                                                                              ---------------     ---------------
CASH AT END OF PERIOD                                                                         $          --       $          --
                                                                                              ===============     ===============


            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                                                        For the three
                                                                                                         months ended
                                                                                                        September 30,
                                                                                              -----------------------------------
                                                                                                   2003                2002
                                                                                              ---------------     ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                        $           355     $           169

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Forgiveness by shareholders of note payable and accrued interest                         $         5,625     $          --
     Buyback of common stock in conjunction with note payable                                 $          --       $         5,000
     Exchange of note receivable for 300,000 shares of common stock                           $          --       $           430







            See notes to condensed consolidated financial statements

                           DYNTEK, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

1.       Basis of Presentation and Management's Liquidity Plans

The accompanying unaudited condensed consolidated financial statements of DynTek, Inc. and Subsidiaries ("DynTek", "the Company", or "we") have been prepared in accordance with accounting principles generally accepted in the United State of America, for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2003 included in the Form 10-K for the year then ended.

The accompanying condensed consolidated financial statements reflect all adjustments, which, in the opinion of management consist of normal recurring items, are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. These adjustments include certain reclassifications to reflect the disposal of certain non-emergency transportation services which was a component of our business outsourcing segment. Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

As of September 30, 2003, we had a working capital deficiency of approximately $10 million. During July 2003, this Company received proceeds from the sale of its Common Stock of $1.8 million and received forgiveness of $625,000 of accrued interest on a note payable. In addition, the Company received a release of its obligation to indemnify DynCorp for approximately $2.4 million of payments to certain former vendors.

The Company plans to continue to improve its cash flows during fiscal 2004 by continuing to implement reductions of administrative overhead expenses as well as pursing customer relationships and expansion of services offered to customers. The Company is negotiating extended payment terms with vendors. Based on current business plans, the Company believes that the current operations of the Company will produce positive cash flow during the fiscal year ended June 30, 2004. Until such time, the Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through September 30, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses or would consider divesting of certain contracts or other assets that may not be critical to the future success of the Company.


2.        Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended June 30, 2003.

During the current quarter the Company adopted, the Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no effect on the condensed consolidated financial statements from the adoption of this pronouncement.

3.       Marketable Securities

Marketable securities have been classified as available for sale securities at September 30, 2003 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. During the quarter the Company sold 194,512 shares of MedEmerge common stock for $71,000 and realized a loss of $107,000 on the sale. At September 30, 2003, the unrealized loss on such securities was $170,000.

4.       Goodwill and Other Intangibles

The Company evaluates the recoverability of it's goodwill and other intangibles in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 142, Goodwill and Other Intangible Assets. As of September 30, 2003, the Company has determined there have been no events to indicate that any impairment has occurred which would require an adjustment to reduce the carrying value of goodwill. The Company will be conducting its annual test of existing goodwill at June 30, 2004. The results of this annual testing of goodwill will determine if further adjustments to reduce the carrying value are required.

5.       Credit Facility

On June 30, 2003, the Company entered into a 12 month credit facility agreement with annual automatic renewals (the "Textron Factoring Facility") with an agency of Textron Financial Corporation ("Textron"). The Textron Factoring Facility provides a full notification factoring facility for up to $7 million of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 20%. Interest is charged on the outstanding balance at Prime rate plus 2.5% (6.5% at September 30, 2003). Additionally, a 0.25% discount fee is charged at the time of purchase. The Textron Factoring Facility replaced the former agreement with Foothill Capital. As of September 30, 2003, $2,128,000 was outstanding under the agreement.

6.       Commitments, Contingencies, and Other Agreements

On July 7, 2003, a Settlement Agreement was reached in a matter brought by Computer Associates International, Inc. against the City of Boston, in United States District Court, District of Massachusetts (Case Number 01-10566-EFH), in which the Company was named as a third-party defendant. Under the Agreement, the parties mutually released each other from any further claims on this matter.

COMMONWEALTH OF VIRGINIA

Effective December 15, 2002, the Company cancelled a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia, by entering into a mutual Settlement Agreement with the Commonwealth. The terms of the Settlement Agreement provided that the Company make payments due to transportation provider vendors for services rendered under the contract. Under an interim letter understanding; beginning in September 2003 the Company has made payments in the aggregate amount of approximately $100,000 per month to various providers. As of September 30, 2003, the Company paid $168,000 to providers as a result of this offer.

In connection with initially entering the contract, a performance bond was posted by a third party to guarantee payment to the transportation provider vendors up to the bond amount of $2.4 million. A number of such vendors caused the bond to be called, requiring the bond amount to be deposited in an escrow account and initiating a process of disbursing the $2.4 million to vendors with valid claims. The bonding company filed an inter-pleader action on July 22, 2003.

In a separate transaction, the Company has entered into a limited release of indemnification to reimburse the guarantor (former Shareholder) for funding the bond. As a result, the Company's liability to such vendors will in effect have been extinguished to the extent of the funds disbursed. The amount of $2.4 million deposited in escrow for the payment to the Company's vendors has not yet been recorded as an offset to the Company's accounts payable. Such liability to the vendors is currently reflected in current liabilities from discontinued operations, and will be eliminated from current liabilities from discontinued operations as and to the extent that the bond proceeds are used to satisfy those obligations to such vendors.

The courts are currently in the process of assembling the amounts of the individual claims due from these vendors. When the individual claims are determined for each vendor, in accordance with court procedures, the Company will evaluate its overall accrual for such payables and adjust its liability accordingly. Once the courts determine the valid claim amounts, the inter-plead funds shall be disbursed. Should valid claims remain outstanding after the disbursement of the inter-plead funds, certain vendors may continue to pursue their claims after the inter-pleader proceedings are concluded, however, such claims may not exceed the amounts determined by the courts to be due. The Company believes that the aggregate inter-pleader claims ultimately due, as determined by the courts, will be less than the combined total of the bond amount and the Company payables currently recorded as due to such vendors, and that a substantial amount of these claims are without merit based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts.

A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of September 30, 2003, actions for collection are pending in 12 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000 is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced inter-pleader action for all purposes. The Ali Medical claimants are considered cross-claimants in the inter-pleader action. In addition to the Ali Medical claimants, an additional six defendants in the inter-pleader action have filed cross-claims for an aggregate amount of approximately $449,000. The remaining eleven proceedings which claim an aggregate amount of approximately $669,000 have been temporarily stayed by an order of the court overseeing the inter-pleader action. In both the outside lawsuits and the cross-claims, all or a portion of the amounts claimed have been disputed.

Provisions in the Company's condensed consolidated financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

7.       Other Settlements

On October 11, 2002, Merisel Americas, Inc. ("Merisel") filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. In July 2003, the Company entered into an agreement with Merisel to repay the liability and accrued interest and expenses, with an obligation to make payments over the next 12 months in an aggregate amount of $567,000 which is included in accounts payable. As of September 30, 2003 $467,000 was outstanding.

On December 31, 2002, the Company settled all amounts due of approximately $713,000, net of a related receivable of $187 under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000. As of September 30, 2003, $50,000 remains due and payable under this agreement. The Company continues to make progress payments.

8.       First Transit Agreement

On March 1, 2003, the Company entered into an Asset Purchase Agreement (the "First Transit Agreement") with First Transit, Inc. ("First Transit"), pursuant to which it sold to First Transit certain specific assets relating to its discontinued transportation management business originally acquired in December 2002. The assets sold consisted of interests in three contracts to provide non-emergency transportation related services and related assets used in connection with the performance of such contracts, as well as the assumption of all vendor and services sub-contract agreements relating to the acquired contracts. The purchase price consisted of cash payments of $6,450,000 and an obligation for First Transit to pay up to $1,750,000 in the event that First Transit is able to obtain extension of the Company's former Illinois Department of Public Aid transportation services contract for a period of up to three years beyond May 31, 2004 under certain specified conditions.

9.       Stock Based Compensation

During the year ended June 30, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.


   (in thousands)                                                                                        Three Months

   Periods Ended September 30,                                                                     2003                2002
   ---------------------------                                                                ---------------     ---------------
   Net Loss                                                                                   $        (1,697)    $        (1,186)
   Stock-based employee compensation
   cost, net of tax effect, under fair
   value accounting                                                                                       (22)               (100)
                                                                                              ---------------     ---------------
   Pro-forma net loss under Fair Value                                                        $        (1,719)    $        (1,286)
   Method
                                                                                              ===============     ===============
   Loss per share
   Basic and Diluted                                                                          $         (0.04)    $         (0.03)
   Per share stock-based employee
   compensation cost, net of tax
   effect, under fair value accounting                                                        $          --       $          --
                                                                                              ---------------     ---------------
   Pro-forma loss share basic & diluted                                                       $         (0.04)    $         (0.03)
                                                                                              ===============     ===============

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


                                               Fiscal year         Fiscal year
                                               2004 grants         2003 grants
                                             ---------------     ---------------
Dividend yield                                           --                  --
Weighted average expected life:                     3 years           3.6 years
Weighted average risk-free interest rate               1.79%                2.5%
Expected volatility                                      89%                136%


10.      Stockholders' Equity

On July 3, 2003, an investor group cancelled a note payable by the Company of $5 million plus accrued interest of $625,000 which was recorded as an increase to additional paid-in-capital. The note was acquired by the group in connection with their private purchase of 10,336,663 shares of the Company's Common Stock from DynCorp, Inc. The investor group also cancelled a warrant to acquire 7,500,000 shares of Company Common Stock that they acquired in the same transaction.

In July 2003, the Company sold 4,198,000 shares of its Common Stock at $0.50 per share, for aggregate proceeds, net of costs, of approximately $1.8 million.

11.      Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method". Common stock equivalents consisting of options, warrants, and convertible preferred stock totaling 55,600,458 were not included in the calculation of diluted earnings per share as the results would be anti-dilutive.

Total outstanding stock, options, convertible preferred stock and warrants are as follows:

                                                     As of September 30,
                                                  2003                 2002
                                             ---------------     ---------------
Common stock                                      42,661,739          35,421,733
Options and warrants                               9,293,661          15,198,996
Convertible preferred stock                        3,645,058           4,040,993
                                             ---------------     ---------------
                                                  55,600,458          54,661,722
                                             ===============     ===============

12.      Discontinued Operations

During 2003, the Company disposed of its non-emergency transportation business. As of September 30, 2003, total remaining liabilities of discontinued operations were $5,319,000. A significant portion of such payables are owed to third party vendors and are subject to an inter-pleader action (see note 6 Commitments, Contingencies and Other Agreements - COMMONWEALTH OF VIRGINIA).

13.      Business Segments

DynTek's operations are organized along its product lines and include two segments - Information Technology Services and Business Process Outsource Services segments. The Information Technology Services segment provides a range of specialized IT infrastructure services: system architectural design, legacy systems integration, network engineering, applications development, network security services, help desk support and operational support, primarily to state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among nine states (including the principal executive office), California, Florida, Louisiana, Massachusetts, Michigan, Texas, New Mexico, Virginia and New York, with employees situated in locations that are convenient to client sites.

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

Reportable Business Segments:

                                                                         Business         Information
                                                                         Process           Technology
                                                                       Outsourcing          Services              Total
                                                                     ---------------     ---------------     ---------------
Three months ended September 30, 2003
Sales to external customers                                          $         1,873     $        11,052     $        12,925
Depreciation and amortization expense                                            111                 568                 679
Operating income (loss)                                                           57              (1,579)             (1,522)
Net interest expense (income)                                                   --                  (350)               (350)
Total assets                                                                  25,892              24,288              50,180
Capital expenditures                                                               1                  80                  81

Three months ended September 30, 2002
Sales to external customers                                          $         2,463     $        11,685     $        14,148
Depreciation and amortization expense                                            121                 587                 708
Operating income (loss)                                                           81              (1,351)             (1,270)
Net interest expense (income)                                                   --                  (160)               (160)
Total assets                                                                  25,438              27,689              53,127
Capital expenditures                                                            --                     7                   7


14.      Related-Party Transactions

In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $392,000. Such losses have reduced the carrying value of the LaborSoft investment, which is recorded in deposits and other assets, to $64,000 at September 30, 2003.

On September 30, 2003, the Company received additional security collateral for its receivable from LaborSoft by obtaining a Promissory Note and Security Agreement for the amount of $636 owed by LaborSoft for the value of previously delivered services for which the Company has not been compensated. Under the Promissory Note, LaborSoft shall pay interest on the amount, at the prime rate (4.0% as of September 30, 2003), with the principal amount due on December 21, 2006. Under the Security Agreement LaborSoft granted the Company a security interest in the assets of LaborSoft including receivables, equipment, software, and other intellectual property, inventory and other intangible assets of LaborSoft. The Company recognized $136,000 in service revenues during the quarter ended September 30, 2003 for support services rendered. The Company maintains a reserve against this Promissory Note of $200,000.

15.      Subsequent Events

On October 3, 2003, the Company received 1,000 shares of Non-Voting Convertible Preferred Stock from Private Label Cosmetic, Inc. ("PLC") in exchange for their surrender to PLC of a note receivable in the amount of $1,104,000. The shares of preferred stock are convertible at the Company's option into 306 shares of common stock of PLC. Such shares have been placed in escrow in connection with the Stock Pledge Agreement and shall remain there for such conversion. Commencing the quarter ended March 31, 2005, these shares of preferred stock become entitled to receive a dividend of $10,000 per quarter, payable at the end of the quarter.

Effective October 8, 2003, the Company and James Linesch, its Chief Financial Officer, entered into an Amendment to Employment Agreement, with respect to his Employment Agreement dated August 14, 2000 as previously amended on August 15, 2001. Under the revised terms, the Company reduced Mr. Linesch's salary from an annual rate of $200,000 to $150,000 effective November 1, 2003. On November 1, 2004, his salary shall be further reduced to an annual rate of $100,000 for one year, and the Employment Agreement shall terminate on October 31, 2005 without further obligation by the Company.

On October 16, 2003, the board of directors approved an increase in the base salary of Steven J. Ross, its Chief Executive Officer, from $400,000 to $440,000 effective October 1, 2003.

16.      Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have a sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS No.133. SFAS No.149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for services and products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of the Company's business emphasis, the ability to finance and sustain operations, including the ability either to maintain and extend the Textron Factoring Facility when it becomes due or to replace it with alternative financing, the ability to raise equity capital in the future, despite historical losses from operations, the ability to fulfill the Company's obligations to third parties, and ability to defend successfully certain ongoing litigation over contract performance, the size and timing of additional significant orders and their fulfillment, the ability to turn contract backlog into revenue and net income, the continuing desire of state and local governments to outsource to private contractors and the ability of the Company to obtain extensions of the remaining profitable DMR contracts at their maturity, the performance of governmental services, the ability to develop and upgrade our technology, and the continuation of general economic and business conditions that are conducive to governmental outsourcing of service performance and the acquisition of other services and products. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF CONTINUING OPERATIONS

The three months ended September 30, 2003 (the "2003 Three Month Period") as compared to the three months ended September 30, 2002 (the "2002 Three Month Period").

Revenues for the 2003 Three Month Period decreased to $12,925,000 from $14,148,000 for the 2002 Three Month Period. This decrease was associated with decreased orders from customers, resulting primarily from reduced or delayed information technology spending budgets during the period. The revenue mix of product and services was 43% and 57%, respectively, for the 2003 Three Month Period, as compared to 44% and 56%, respectively, for the 2002 Three Month Period.

Cost of revenues for the 2003 Three Month Period decreased to $10,641,000 from $11,312,000 for the 2002 Three Month Period, due to the decrease in revenue. The overall gross margin percentage decreased to18% for the 2003 Three Month Period from 20% for the 2002 Three Month Period. This decrease in margin primarily results from a decrease in margins related to software product sales.

Selling, general and administrative expenses for the 2003 Three Month Period decreased to $2,670,000 from $3,210,000 for the 2002 Three Month Period. The Company has realized cost savings from consolidating administration centers, personnel and management. As a percentage of total revenues, such costs decreased to 21% during the 2003 Three Month Period, from 23% in the prior 2002 Three Month Period.

Depreciation and amortization expense for the 2003 Three Month Period decreased to $679,000 from $708,000 for the 2002 Three Month Period.

Interest expense for the 2003 Three Month Period was $355,000, as compared to $169,000 during the 2002 Three Month Period. Interest from the credit facility borrowings increased $186,000 during the 2003 Three Month Period due to start up loan fees and higher interest rates on the new Textron Factoring Facility entered into on June 30, 2003.

Net loss was $1,522,000 for the 2003 Three Month Period, as compared to a net loss of $1,270,000 for the 2002 Three Month Period. The increase in loss attributed primarily factors identified above.

RESULTS OF DISCONTINUED OPERATIONS

Net loss from discontinued operations was $175,000 for the 2003 Three Month Period as compared to a net gain of $84,000 for the 2002 Three Month Period. The increase in loss was due to ongoing legal and facility costs and other transitional expenses associated with the discontinued operations of the Company's non-emergency transportation business.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had a working capital deficiency of approximately $10 million. The Company anticipates a reduction in this deficiency as its accounts payable are reduced due to disbursement of proceeds from a third party's performance bond to certain former vendors to the Company.

The Company obtained a limited release of indemnification from DynCorp of its obligation to reimburse them for their obligation to fund an amount of approximately $2.4 million under a performance bond related to the Company's discontinued transportation services business. As a result, the Company's liability to such vendors will in effect have been extinguished to the extent of the funds disbursed. The amount of $2.4 million deposited in escrow for the payment to the Company's vendors has not yet been recorded as an offset to the Company's accounts payable. Such liability to the vendors is currently reflected in current liabilities from discontinued operations, and will be eliminated from current liabilities from discontinued operations as and to the extent that the bond proceeds are used to satisfy those obligations to such vendors. The courts are currently in the process of assembling the amounts of the individual claims due from these vendors. When the individual claims are determined for each vendor, in accordance with court procedures, the Company will evaluate its overall accrual for such payables and adjust its liability accordingly. Once the courts determine the valid claim amounts, the inter-plead funds shall be disbursed and the payable shall be adjusted accordingly. Should valid claims remain outstanding after the disbursement of the inter-plead funds, certain vendors may continue to pursue their claims after the inter-pleader proceedings are concluded, however, such claims may not exceed the amounts determined by the courts to be due. The Company believes that the aggregate inter-pleader claims ultimately due, as determined by the courts, will be less than the combined total of the bond amount and the Company payables currently recorded as due to such vendors, and that a substantial amount of these claims are without merit based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts. Through September 30, 2003, the Company has itself paid $168,000 to such providers.

On March 1, 2003, the Company entered into the First Transit Agreement with First Transit, pursuant to which it sold to First Transit certain specific assets relating to its discontinued transportation management business originally acquired in December 2002. The assets sold consisted of interests in three contracts to provide non-emergency transportation related services and related assets used in connection with the performance of such contracts, as well as the assumption of all vendor and services sub-contract agreements relating to the acquired contracts. The purchase price consisted of cash payments of $6,450,000 and an obligation to pay up to $1,750,000 in the event that First Transit is able to obtain extension of the Company's former Illinois Department of Public Aid transportation services contract for a period of up to three years beyond May 31, 2004 under certain specified conditions if such extension is obtained.

On June 30, 2003, the Company entered into a 12 month renewable Textron Credit Facility with an agency of Textron. The Textron Credit Facility provides a full notification factoring facility for up to $7 million of working capital. Eligible accounts receivable expected to be collected within 90 days from invoice date are purchased with recourse, with a holdback amount of 20%. Interest is charged on the outstanding balance at the Prime rate plus 2.5% (6.5% at September 30, 2003). Additionally, a 0.25% discount fee is charged at the time of purchase. The Textron Factoring Facility replaced the former agreement with Foothill Capital. As of September 30, 2003, $2,128,000 was outstanding under this agreement.

During October 2003, the Company continued negotiations for a financing commitment from investors for an amount of approximately $2 million. If such negotiations are successfully concluded, the terms of the investment are anticipated to be a long-term note payable with an equity conversion feature.

The Company anticipates continued improvement in its cash flows during fiscal 2004 by implementing reductions of administrative overhead expenses as well as aggressively pursuing new customer relationships and expanding the services offered to existing customers. The Company is also negotiating with vendors for improved payment terms. Based on current business plans, the Company believes that the current operations of the Company will produce positive cash flow during the fiscal year ended June 30, 2004. Until such time, the Company believes that its present cash on hand as well as the additional debt and/or equity financing for which it is currently negotiating should provide adequate funding through at least September 30, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current business plan. If sufficient funds are not available, the Company could be forced to significantly alter its plan and reduce its operating expenses or would consider divesting of certain contracts or other assets that may not be critical to the future success of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, impairment of goodwill, accounting for contingencies and accounting for discontinued operations.

Basis of Presentation. During the fiscal year ended June 30, 2003, the Company adopted a plan to sell our transportation brokerage operations. The operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.

Revenue Recognition. The Company's policy follows the guidance from SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Collectibility of Receivables. A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client's financial condition through the review of its current financial statements or credit reports.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Textron Factoring Facility exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Textron Factoring Facility requires interest to be paid at 2.5% over the prime rate. The table below provides information on the Textron Factoring Facility as of September 30, 2003.

---------------------------------------- ------------------------------ ----------------------------------------------
                                                                                      Weighted Average
---------------------------------------- ------------------------------ ----------------------------------------------
                                               Principal Balance              Interest Rate (Prime plus 2.5%)
                                                                                   at September 30, 2003
---------------------------------------- ------------------------------ ----------------------------------------------
Factoring credit facility                         $ 2,128,000                               6.5%
---------------------------------------- ------------------------------ ----------------------------------------------


ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting or in other factors identified in this evaluation that occurred during the three months ended September 30, 2003 that have materially affected, or are reasonably materially likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


COMMONWEALTH OF VIRGINIA

Effective December 15, 2002, the Company cancelled a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia, by entering into a mutual Settlement Agreement with the Commonwealth. The terms of the Settlement Agreement provided that the Company make payments due to transportation provider vendors for services rendered under the contract. Under an interim letter understanding; beginning in September 2003 the Company has made payments in the aggregate amount of approximately $100,000 per month to various providers. As of September 30, 2003, the Company paid $168,000 to providers as a result of this offer.

In connection with initially entering the contract, a performance bond was posted by a third party to guarantee payment to the transportation provider vendors up to the bond amount of $2.4 million. A number of such vendors caused the bond to be called, requiring the bond amount to be deposited in an escrow account and initiating a process of disbursing the $2.4 million to vendors with valid claims. The bonding company filed an inter-pleader action on July 22, 2003.

In a separate transaction, the Company has entered into a limited release of indemnification to reimburse the guarantor for funding the bond. As a result, the Company's liability to such vendors will in effect have been extinguished to the extent of the funds disbursed. The amount of $2.4 million deposited in escrow for the payment to the Company's vendors has not yet been recorded as an offset to the Company's accounts payable. Such liability to the vendors is currently reflected in current liabilities from discontinued operations, and will be eliminated from current liabilities from discontinued operations as and to the extent that the bond proceeds are used to satisfy those obligations to such vendors.

The courts are currently in the process of assembling the amounts of the individual claims due from these vendors. When the individual claims are determined for each vendor, in accordance with court procedures, the Company will evaluate its overall accrual for such payables and adjust its liability accordingly. Once the courts determine the valid claim amounts, the inter-plead funds shall be disbursed and the payable shall be adjusted accordingly. Should valid claims remain outstanding after the disbursement of the inter-plead funds, certain vendors may continue to pursue their claims after the inter-pleader proceedings are concluded, however, such claims may not exceed the amounts determined by the courts to be due. The Company believes that the aggregate inter-pleader claims ultimately due, as determined by the courts, will be less than the combined total of the bond amount and the Company payables currently recorded as due to such vendors, and that a substantial amount of these claims are without merit based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts.

A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of September 30, 2003, actions for collection are pending in 12 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000 is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced inter-pleader action for all purposes. The Ali Medical claimants are considered cross-claimants in the inter-pleader action. In addition to the Ali Medical claimants, an additional six defendants in the inter-pleader action have filed cross-claims for an aggregate amount of approximately $449,000. The remaining eleven proceedings which claim an aggregate amount of approximately $669,000 have been temporarily stayed by an order of the court overseeing the inter-pleader action. In both the outside lawsuits and the cross-claims, all or a portion of the amounts claimed have been disputed.

Provisions in the Company's condensed consolidated financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

On October 11, 2002, Merisel Americas, Inc. filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from our failure to make payments within the terms of the reseller agreement. In July 2003, the Company entered into an agreement with Merisel to repay the liability and accrued interest and expenses, with an obligation to make payments over the next 12 months in an aggregate amount of $567,000 which is included in accounts payable. As of September 30, 2003 $467,000 was outstanding and payable.

On December 31, 2002, the Company settled all amounts due of approximately $713,000, net of a related receivable of $187,000 under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000. As of September 30, 2003, $50,000 remains due and payable under this agreement. The Company is currently making progress payments on this amount.

ITEM 5.  OTHER INFORMATION

Effective October 8, 2003, the Company and James Linesch, its Chief Financial Officer, entered into an Amendment to Employment Agreement, with respect to his Employment Agreement dated August 14, 2000 as previously amended on August 15, 2001. Under the revised terms, the Company reduced Mr. Linesch's salary from an annual rate of $200,000 to $150,000, effective November 1, 2003. On November 1, 2004, his salary shall be further reduced to an annual rate of $100,000 for one year, and the Employment Agreement shall terminate on October 31, 2005 without further obligation by the Company.

On October 16, 2003, the board of directors approved an increase in the base salary of Steven J. Ross, its Chief Executive Officer, from $400,000 to $440,000 effective October 1, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 Amendment of Employment Agreement with James Linesch, dated October 8, 2003.

                  31.1     Rule 13a-14(a) / 15d-14(a), Certification of Steven
                           J. Ross.

                  31.2     Rule 13a-14(a) / 15d-14(a), Certification of James
                           Linesch.

                  32.1     Section 1350 Certification of Steven J. Ross.

                  32.2     Section 1350 Certification of James Linesch.

         (b)      Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003:

(1) On July 9, 2003, the Company filed a Current Report on Form 8-K regarding the change in the primary borrowing facility of DynTek Services, Inc. from one with Foothill Capital Corporation to one with Systran Financial Services Corporation, together with the Factoring Agreement, dated July 1, 2003, between Systran Financial Services Corporation, DynTek, Inc. and DynTek Services, Inc. as an exhibit thereto.

(2) On July 25, 2003, the Company filed Current Report on Form 8-K, in connection with the Agreement, dated as of June 30, 2003, pursuant to which a group of private and institutional investors agreed to forgive DynTek's $5 million subordinated, unsecured note, which note the group then acquired from DynCorp in connection with a sale of 10,336,663 shares of DynTek common stock by DynCorp to the same investors on July 3, 2003.

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

                                        Date: November 14, 2003