Form 10-Q
period 2003-12-31
DYNTEK INC
filed 2004-02-17
CIK 879465

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended December 31, 2003

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


     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of February 1, 2004 was 46,761,572.

                         DYNTEK, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                                           Page
                                                                                        Number
                                                                                        ------
Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets - December 31, 2003 (unaudited)
           and June 30, 2003                                                            3

         Condensed Consolidated Statements of Operations and Comprehensive Loss
           (unaudited) - For the Three Months and Six Months Ended December 31,
           2003 and 2002                                                                4

         Condensed Consolidated Statements of Cash Flows (unaudited) - For the
           Six Months Ended December 31, 2003 and 2002                                  5 - 6

         Notes to Condensed Consolidated Financial Statements (unaudited)               7 - 16

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                       17 - 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    23

Item 4.  Controls and Procedures                                                       23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             23-24

Item 6.  Exhibits and Reports on Form 8-K                                              24-25

SIGNATURE                                                                              26

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         DYNTEK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                         ASSETS                                          December 31,        June 30,
                                                                                             2003              2003
                                                                                         ------------        --------
CURRENT ASSETS:                                                                          (unaudited)
      Cash - Restricted                                                                         941               920
      Accounts receivable, net of allowance for doubtful accounts of $139 and $463            6,608             9,370
      Inventories                                                                               513               351
      Prepaid expenses and other assets                                                          98               151
      Other receivables                                                                         120               122
                                                                                           --------          --------
               TOTAL CURRENT ASSETS                                                           8,280            10,914

RESTRICTED CASH - over one year                                                                 210               317

INVESTMENTS - Marketable Securities                                                             199               282

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,004 and $2,904                    640               624

GOODWILL                                                                                     28,214            31,214

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $701 and $594                    375               483

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $6,008 and $4,955                  6,549             7,602

PURCHASED SOFTWARE, net of accumulated amortization of $584 and $498                            106               192

NOTES RECEIVABLE, long term, including receivable from officer of $100, net of
allowance for doubtful accounts of $200                                                         517             1,204

DEPOSITS AND OTHER ASSETS                                                                     1,377               295
                                                                                           --------          --------
                                                                                           $ 46,467          $ 53,127
                                                                                           ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                     $  8,922          $ 11,714
      Line of credit                                                                          1,887               708
      Accrued expenses                                                                        1,571             2,271
      Deferred revenue                                                                          924               981
      Notes payable-accrued interest                                                           --                 625
      Current liabilities of discontinued operations                                          4,803             5,888
                                                                                           --------          --------
               TOTAL CURRENT LIABILITIES                                                     18,107            22,187

DEFERRED REVENUE - long term                                                                    210               317
LONG TERM NOTE PAYABLE                                                                         --               5,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized; 1,231,331 and 1,490,437 shares issued and outstanding as of December 31, 2003 and
      June  30, 2003, respectively                                                                1                 1
      Class A Common stock, $.0001 par value, 70,000,000 shares authorized;
      46,720,235 shares and 38,382,705  shares issued and outstanding as of
      December 31, 2003 and June 30, 2003 respectively                                            4                 4
      Additional paid-in capital                                                             91,525            81,918
      Accumulated other comprehensive loss                                                     (148)             (244)
      Accumulated deficit                                                                   (63,232)          (56,056)
                                                                                           --------          --------
               TOTAL STOCKHOLDERS' EQUITY                                                    28,150            25,623
                                                                                           --------          --------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 46,467          $ 53,127
                                                                                           ========          ========

           See notes to condensed consolidated financial statements.

                         DYNTEK, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                      Three Months Ended               Six Months Ended
                                                                         December 31,                    December 31,
                                                                 ----------------------------    ----------------------------
                                                                     2003            2002            2003            2002
                                                                 ------------    ------------    ------------    ------------
REVENUES:
       Product Revenues                                          $      3,470    $      4,963    $      9,063    $     11,125
       Service Revenues                                                 6,331           6,877          13,664          14,863
                                                                 ------------    ------------    ------------    ------------
                Total revenues                                          9,801          11,840          22,727          25,988
                                                                 ------------    ------------    ------------    ------------

COST OF REVENUES:
       Cost of products                                                 3,086           4,094           8,047           9,361
       Cost of services                                                 5,362           5,770          11,042          11,814
                                                                 ------------    ------------    ------------    ------------
          Total cost of revenues                                        8,448           9,864          19,090          21,175
                                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                                            1,353           1,976           3,637           4,813
                                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
       Selling expenses                                                 1,817           1,310           3,639           3,437
       General and administrative expenses                              1,259             904           2,113           1,988
       Depreciation and amortization                                      668             704           1,341           1,412
       Goodwill Impairment                                              3,000            --             3,000            --
                                                                 ------------    ------------    ------------    ------------
                Total operating expenses                                6,744           2,918          10,093           6,837
                                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                   (5,391)           (942)         (6,456)         (2,024)
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
       Loss on sale of marketable securities                             --              --              (107)           --
       Interest expense                                                  (147)           (420)           (502)           (585)
       Interest income                                                     88               3              93              16
       Equity interest in loss of investee                               --               (34)           --               (62)
                                                                 ------------    ------------    ------------    ------------
                    Total other income (expense)                          (59)           (451)           (516)           (631)


LOSS FROM CONTINUING OPERATIONS                                  $     (5,450)   $     (1,385)   $     (6,972)   $     (2,655)

DISCONTINUED OPERATIONS
       Gain (loss) on disposal of discontinued operations                 (30)            177            (205)            262
                                                                 ------------    ------------    ------------    ------------
NET LOSS                                                         $     (5,480)   $     (1,208)   $     (7,177)   $     (2,393)
                                                                 ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE: Basic and Diluted
       Continuing Operations                                             (.12)           (.04)           (.16)           (.07)
       Discontinued Operations                                           --               .01            (.01)            .01
                                                                 ------------    ------------    ------------    ------------
                                                                 $       (.12)   $       (.03)   $       (.17)   $       (.06)
                                                                 ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION -
           Basic and Diluted                                       44,102,624      35,461,592      43,345,273      37,053,818
                                                                 ============    ============    ============    ============

NET LOSS                                                         $     (5,480)   $     (1,208)   $     (7,177)   $     (2,393)

COMPREHENSIVE LOSS, NET OF TAX
       Change in unrealized gain (loss) on available-for-sale-
       securities                                                          22             (52)             96             (47)
                                                                 ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                               $     (5,458)   $     (1,260)   $     (7,081)   $     (2,441)
                                                                 ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                         DYNTEK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                 Six months ended
                                                                                   December 31,
                                                                                ------------------
                                                                                 2003       2002
                                                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss - Continuing Operations                                           $(6,971)    (2,656)
                                                                                -------    -------
     Adjustments to reconcile net loss, excluding discontinued operations, to net cash provided by (used in) operating activities:
        Depreciation and amortization                                             1,245      1,304
        Amortization of capitalized software costs                                  108        108
        Equity interest in investee                                                --           62
        Loss on sale of marketable securities                                       107       --
        Interest on note payable                                                   --          260
        Settlement of future royalties, net                                        --         (425)
        Impairment of goodwill                                                    3,000
        State audit assessment                                                     --           34
     Changes in operating assets and liabilities:
        Accounts receivable                                                       2,345      4.184
        Inventories                                                                (162)       720
        Prepaid expenses and other current assets                                    55         (5)
        Deposits and other assets                                                    22         79
        Accounts payable                                                         (2,792)    (3,781)
        Deferred revenue                                                            (57)      (463)
        Restricted cash                                                             (21)       (90)
        Accrued expenses                                                           (694)      (894)
                                                                                -------    -------
             Total adjustments                                                    3,156      1,093
NET CASH (USED IN) CONTINUING OPERATIONS                                         (3,827)    (1,563)
                                                                                -------    -------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                           (1,301)     4,835
                                                                                -------    -------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                        (5,116)     3,272
                                                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes Receivable                                                              --          311
     Cash proceeds from sale of marketable securities                                71       --
     Capital expenditures                                                          (116)        (6)
                                                                                -------    -------
        NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES                        (45)       305
                                                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) under bank line of credit                          1,179     (3,569)
     Net Cash proceeds from the issuance of common stock                          3,982         (8)
                                                                                -------    -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       5,161     (3,577)
                                                                                -------    -------

NET INCREASE (DECREASE) IN CASH                                                    --         --

CASH AT BEGINNING OF YEAR                                                          --         --
                                                                                -------    -------
CASH AT END OF PERIOD                                                           $  --      $  --
                                                                                =======    =======


            See notes to condensed consolidated financial statements

                         DYNTEK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                       (in thousands, except share data)

                                                                            Six months
                                                                              ended
                                                                           December 31,
                                                                          ---------------
                                                                           2003     2002
                                                                          ------   ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                    $  355   $  291

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Forgiveness by shareholders of note payable and accrued interest     $5,625   $ --
     Buyback of common stock in conjunction with note payable             $ --     $5,000
     Exchange of note receivable for 300,000 shares of common stock       $ --     $  430


            See notes to condensed consolidated financial statements

                          DYNTEK, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2003
                                  (UNAUDITED)

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

As of December 31, 2003, the Company had a working capital deficiency of approximately $9.8 million. During January 2004, the Company received proceeds from a convertible debt placement of $3.5 million.

The Company during fiscal 2004 is planning further reductions of administrative overhead expenses as well as pursing new business opportunities and expansion of services offered to customers. The Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through December 31, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses or would consider divesting of certain contracts or other assets that may not be critical to the future success of the Company.

2.       Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended June 30, 2003.

During the current fiscal year the Company adopted, the Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no effect on the condensed consolidated financial statements from the adoption of this pronouncement.

3.       Marketable Securities

Marketable securities have been classified as available for sale securities at December 31, 2003 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At December 31, 2003, the unrealized loss on such securities was $148,000.

4.       Note Receivable

On October 3, 2003, the Company received 1,000 shares of Non-Voting Convertible Preferred Stock from Private Label Cosmetic, Inc. ("PLC") in exchange for their surrender to PLC of a note receivable in the amount of $1,104,000 which is included in other assets. The shares of preferred stock are convertible at the Company's option into 306 shares of common stock of PLC. Such shares have been placed in escrow in connection with the Stock Pledge Agreement and shall remain there for such conversion. Commencing the quarter ended March 31, 2005, these shares of preferred stock become entitled to receive a dividend of $10,000 per quarter, payable at the end of the quarter.

5.       Goodwill and Other Intangibles

The Company evaluates the recoverability of its goodwill and other intangibles in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, goodwill associated with certain child support enforcement outsource services contracts was evaluated for impairment. Due to a re-focus of business strategy, the Company has determined that the projected revenues from contract renewals in the future will be lower and as a result, the Company has determined in accordance with the provisions of SFAS No. 142, that there has been impairment of goodwill requiring an adjustment of $3,000,000 to reduce the carrying value of goodwill. The Company will be conducting its annual test of existing goodwill at June 30, 2004. The results of this annual testing of goodwill will determine if further adjustments to reduce the carrying value are required.

6.       Credit Facility

On June 30, 2003, the Company entered into a 12 month credit facility agreement with annual automatic renewals (the "Textron Factoring Facility") with an agency of Textron Financial Corporation ("Textron"). The Textron Factoring Facility provides a full notification factoring facility for up to $7 million of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 15%. Interest is charged on the outstanding balance at Prime rate plus 2.5% (6.5% at December 31, 2003). Additionally, a 0.25% discount fee is charged at the time of purchase. The Textron Factoring Facility replaced the former agreement with Foothill Capital. As of December 31, 2003, $1,887,000 was outstanding under the agreement.

7.       Commitments, Contingencies, and Other Agreements


COMMONWEALTH OF VIRGINIA

Effective December 15, 2002, the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that the Company make payments to transportation provider vendors according to an agreed-upon schedule, which expired in June 2003. This was extended under an interim letter understanding. In connection with initially entering into the contract, a performance bond was posted by a third party guarantor to guarantee payment to the transportation provider vendors up to the bond amount of $2.4 million. A number of such vendors caused the bond to be called, requiring the bond amount to be deposited in an escrow account and initiating a process of disbursing the $2.4 million to vendors with valid claims. The bonding company filed an inter-pleader action on July 22, 2003. In a separate transaction, the Company has entered into a limited release of indemnification to reimburse the guarantor for funding the bond. As a result, the Company's liability to such vendors will in effect be extinguished to the extent of the funds disbursed. The amount of $2.4 million deposited in escrow for the payment to the Company's vendors has not yet been recorded as an offset to the Company's accounts payable. When the individual claims are determined for each vendor, in accordance with court procedures, the inter-plead funds shall be disbursed and the payable shall be reduced accordingly. Should valid claims remain outstanding after the disbursement of the inter-pleader funds, certain vendors may continue to pursue their claims after the inter-pleader proceedings are concluded, however, such claims may not exceed the amounts determined by the courts to be due. The courts are currently in the process of assembling the amounts of the claims due. The Company believes a substantial amount of these claims are without merit based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts, or may already have been settled with claimants. Since August 2003, the Company has made payments in the aggregate amount of approximately $100,000 per month to various providers. As of December 31, 2003, the Company paid $534,000 to providers as a result of this offer.

A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of December 31, 2003, actions for collection are pending in 12 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000 is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced inter-pleader action for all purposes. The Ali Medical claimants are considered cross-claimants in the inter-pleader action. In addition to the Ali Medical claimants, an additional six defendants in the inter-pleader action have filed cross-claims for an aggregate amount of approximately $449,000. The remaining 11 proceedings which claim an aggregate amount of approximately $669,000 have been temporarily stayed by an order of the court overseeing the inter-pleader action. In both the outside lawsuits and the cross-claims all or a portion of the amounts claimed have been disputed.

Provisions in the Company's condensed consolidated financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

OTHER AGREEMENTS

On April 7, 2003 Westcon, Inc. filed a breach of contract complaint in the Supreme Court of New York State, County of Westchester. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. The Company does not dispute the amount due of $ 413,000 and is currently negotiating payment terms. Such amount is included in the Company's accounts payable.

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

On November 4, 2003, New England Financial filed a breach of contract complaint in Orange County Superior Court of California. The complaint arose from the cancellation of a contract for health insurance benefits and non payment of remaining fees. The claim is for $ 534,000 of which the company partially disputes and is currently negotiating settlement terms.

8.       Other Settlements

On October 11, 2002, Merisel Americas, Inc. ("Merisel") filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. In July 2003, the Company entered into an agreement with Merisel to repay the liability and accrued interest and expenses, with an obligation to make payments over the next 12 months in an aggregate amount of $567,000 which is included in accounts payable. As of December 31, 2003 $267,000 of this amount remained outstanding.

As of December 31, 2003, $20,000 remains due and payable under a settlement agreement with Exodus Communications, Inc. The Company is making progress payments to pay off this liability by the end of February, 2004.

9.       First Transit Agreement

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

10.      Stock Based Compensation

During the year ended June 30, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

                                          Three Months Ended       Six Months Ended
                                          ------------------      ------------------
Periods Ended December 31,                 2003        2002        2003        2002
--------------------------                ------      ------      ------      ------
Net Loss                                  $5,480      $1,208      $7,177      $2,393
Stock-based employee compensation
  cost, net of tax effect, under
  fair value accounting                        9          49          18          98
                                          ------      ------      ------      ------
Pro-forma net loss under Fair Value
  Method                                  $5,489      $1,257      $7,195      $2,491
                                          ======      ======      ======      ======
Loss per share
Basic and Diluted                         $  .12      $  .03      $  .17      $  .06
  Per share stock-based employee
    compensation cost, net of tax
    effect, under fair value
    accounting                            $ --        $ --        $ --        $ --
                                          ------      ------      ------      ------
Pro-forma loss share basic & diluted      $  .12      $  .03      $  .17      $  .06
                                          ======      ======      ======      ======

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

                                                       Fiscal year          Fiscal year
                                                       2004 grants          2003 grants
                                                       -----------          -----------
Dividend yield                                               --                    --
Weighted average expected life:                            3 years            3.6 years
Weighted average risk-free interest rate                     1.79%                 2.5%
Expected volatility                                            89%                 136%

11.      Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of December 31, 2003, 958,469 of such shares were converted into 2,396,173 shares of Class A common stock, with a remainder of 1,231,331 shares not yet converted.

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

On October 9, 2003, the Company issued 50,000 shares of its Common Stock as payment of an outstanding payable for services rendered in connection with the DynCorp Management Acquisition on December 27, 2001.

On October 16, 2003, the Company issued 108,434 shares of its Common Stock valued at $90,000 in connection with the April 1, 2003 Asset Purchase Agreement with Entellus Technology Group.

Under agreements dated as of December 5, 2003, the Company entered into a series of agreements, including a Securities Purchase Agreement and a Registration Rights Agreement, in connection with a private placement of shares of the Company's common stock, par value $0.0001 per share ("Common Stock"), at a price equal to $0.66 per share for an aggregate gross purchase price of $2,200,000. On December 9, 2003, the Company closed the private placement and issued 3,333,333 shares of Common Stock to the purchasers and two tranches of common stock purchase warrants. One tranche to purchase up to 20% of the Common Stock issued at an exercise price equal to $1.00 per share (the "20% Investor Warrants") and the other tranche to purchase up to 30% of the Common Stock issued at an exercise price equal to $0.75 per share (the "30% Investor Warrants"). Both the 20% Investor Warrants and the 30% Investor Warrants are exercisable immediately at closing and have a five-year term of exercise. In addition, the placement agent received, placement agent fee (including expense reimbursement) of $189,050 and placement agent warrants equal to 10% of the aggregate shares of Common Stock issued on the closing date (and issuable under 20% Investor Warrants and 30% Investor Warrants) at an exercise price of $0.91 per share.

Pursuant to an amendment to the above-identified Registration Rights Agreement and Allonges to the 20% Investor Warrants granted by the Company, all dated as of January 15, 2004, in connection with the permitted inclusion of 3,000,000 additional shares held by third parties is the registration statement filed pursuant to the Registration Rights Agreement identified above, the exercise price of the 20% Investor Warrants was reduced to $0.75 per share.

12.      Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method". Common stock equivalents consisting of options, warrants, and convertible preferred stock totaling 64,331,225 were not included in the calculation of diluted earnings per share as the results would be anti-dilutive.

Total outstanding stock, options, convertible preferred stock and warrants as of December 31, 2003 are as follows:

               --------------------------------------------
                                                  Shares
                                                Outstanding
                                                -----------
               Common stock                     46,720,235
               Options and warrants             14,532,662
               Convertible preferred stock       3,078,328
                                                ----------
                                                64,331,225
                                                ==========

13.      Discontinued Operations

During 2003, the Company disposed of its non-emergency transportation business. As of December 31, 2003, total remaining liabilities of discontinued operations were $4,803,000. A significant portion of such payables are owed to third party vendors and are subject to an inter-pleader action (see note 7 Commitments, Contingencies and Other Agreements - COMMONWEALTH OF VIRGINIA).

14.      Business Segments

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

Reportable Business Segments:

                                               Business       Information
                                               Process         Technology
                                             Outsourcing        Services            Total
                                             -----------        --------          --------
Three months ended December 31, 2003
------------------------------------
Sales to external customers                   $  2,302          $  7,499          $  9,801
Depreciation and amortization expense              111               557               668
Operating income (loss)                         (3,001)           (2,390)           (5,391)
Net interest expense (income)                     --                  59                59
Total assets                                    22,299            24,169            46,468
Capital expenditures                              --                  35                35

Three months ended December 31, 2002
------------------------------------
Sales to external customers                   $  2,894          $  8,946          $ 11,840
Depreciation and amortization expense              123               581               704
Operating income (loss)                           (260)             (682)             (942)
Net interest expense (income)                      353                63               416
Total assets                                    28,175            25,925            54,100
Capital expenditures                              --                --                --

Six months ended December 31, 2003
----------------------------------
Sales to external customers                   $  5,014          $ 17,713          $ 22,727
Depreciation and amortization expense              222             1,119             1,341
Operating income (loss)                         (3,137)           (3,319)           (6,456)
Net interest expense (income)                     --                 409               409
Total assets                                    22,299            24,169            46,468
Capital expenditures                                78                38               116

Six months ended December 31, 2002
----------------------------------
Sales to external customers                   $  5,356          $ 20,632          $ 25,988
Depreciation and amortization expense              244             1,168             1,412
Operating income (loss)                           (703)           (1,321)           (2,024)
Net interest expense (income)                      447               140               587
Total assets                                    28,175            25,925            54,100
Capital expenditures                                 5                 1                 6

15.      Related-Party Transactions

In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $392,000. Such losses have reduced the carrying value of the LaborSoft investment, which is recorded in deposits and other assets, to $64,000 at December 31, 2003.

On September 30, 2003, the Company received additional security collateral for its receivable from LaborSoft by obtaining a Promissory Note and Security Agreement for the amount of $636,000 owed by LaborSoft for the value of previously delivered services for which the Company has not been compensated. Under the Promissory Note, LaborSoft shall pay interest on the amount, at the prime rate (4.0% as of December 31, 2003), with the principal amount due on September 21, 2006. Under the Security Agreement LaborSoft granted the Company a security interest in the assets of LaborSoft including receivables, equipment, software, and other intellectual property, inventory and other intangible assets of LaborSoft. The Company maintains a reserve against this Promissory Note of $200,000.

16.      Subsequent Events

At a closing on January 29, 2004, the Company sold an additional $300,000 of Common Stock, 30% Investor Warrants and 20% Investor Warrants to three investors, becoming obligated to issue to the investors 454,545 shares of Common Stock, 30% Investor Warrants to acquire 136,364 shares of Common Stock and 20% Investor Warrants to acquire 90,909 shares of Common Stock, all on the same terms as offered to the investors in the December 2003 private placement, as amended by the January 15, 2004 Registration Right Agreement Amendment and Allonges. The placement agent for this $300,000 offering received $24,000 in cash and warrants, exercisable at $.091 per share, to acquire 68,182 shares of Common Stock.

On January 30, 2004, DynTek closed the private placement of a $3,500,000 principal secured convertible three-year term note to an institutional investor, Laurus Funds. This note bears interest at the greater of the Prime Rate or 4%, plus 1%, with interest payable monthly on a current basis commencing in March 2004 and level payments of principal commencing August 1, 2004. The note is convertible to DynTek common stock at the option of the investor. Monthly payments of principal and accrued interest under the note can be made by DynTek delivering common stock shares instead, if at the time such stock payment is delivered (i) there exists an effective registration statement covering the distribution of such shares by the investor and (ii) the market price for such shares is greater than 115% of $.90 per share, the price fixed for conversion to common stock of amounts outstanding under the note. Subject to the same restrictions on stock payments of monthly accrued interest and principal, the entire principal and accrued interest of the note may be prepaid by DynTek in common stock. Any amounts of note principal paid in cash, including prepayments of the entire note principal, shall be subject to a 2% premium payment (which is increased to a 4% premium payment in the event that an effective registration statement covering the conversion shares is not in place). Principal and interest under the note, and other obligations of DynTek to Laurus Funds under the ancillary agreements entered into in connection with the private placement, are secured by all assets of DynTek and its principal operating subsidiary. As part of the transaction, the investor also received a five-year warrant to purchase 425,000 shares of DynTek common stock, exercisable as follows: 125,000 shares at $1.1225 per share; 175,000 shares at $1.347 per share; and 125,000 shares at $1.5715 per share. DynTek paid to the investor's affiliate a closing fee equal to $122,500, agreed to make renewal payments to such affiliate equal to .5% of outstanding note principal on each anniversary of the closing and paid $29,500 as reimbursement for the investor's legal and due diligence expenses. Under the terms of its Investment Banking Advisory Agreement with Duncan Capital, in connection with closing the Laurus Funds private placement the Company became obligated (i) to pay to Duncan Capital a fee equal to $280,000 (8% of offering proceeds), $210,000 in cash and $70,000 in the form of 77,778 shares of DynTek common stock (at a value of $0.90 per share), and (ii) to issue additional warrants to Duncan Capital to acquire 388,889 shares of DynTek common stock at $0.99 per share.

As a result of a delay in filing a required registration statement with respect to the distribution of Company Common Stock by certain investors, the Company has agreed to issue warrants to such investors. When issued such warrants will give the investors the right to acquire, in the aggregate, up to 2,596,558 shares of common stock at $0.75 per share, all of which underlying shares of common stock are subject to registration rights.

17.      Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS No.133. SFAS No.149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after December 31, 2003, with certain exceptions, and (2) for hedging relationships designated after December 31, 2003. The guidance is to be applied prospectively.

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

RESULTS OF CONTINUING OPERATIONS

The three months ended December 31, 2003 (the "2003 Three Month Period") as compared to the three months ended December 31, 2002 (the "2002 Three Month Period").

Revenues for the 2003 Three Month Period decreased to $9,801,000 from $11,840,000 for the 2002 Three Month Period. This decrease was associated with decreased orders from customers, resulting primarily from reduced or delayed information technology spending budgets during the period. The revenue mix of product and services was 35% and 65%, respectively, for the 2003 Three Month Period, as compared to 42% and 58%, respectively, for the 2002 Three Month Period.

Cost of revenues for the 2003 Three Month Period decreased to $8,448,000 from $9,865,000 for the 2002 Three Month Period, due to the decrease in revenue. The overall gross margin percentage decreased to 14% for the 2003 Three Month Period from 17% for the 2002 Three Month Period. This decrease in margin primarily resulted from lower margins on software license sales .

Selling, general and administrative expenses for the 2003 Three Month Period increased to $3,076,000 from $2,214,000 for the 2002 Three Month Period. The increase is due primarily from an expansion in sales personnel in new geographic regions and lines of business. As a percentage of total revenues, such costs increased to 31% during the 2003 Three Month Period, from 19% in the prior 2002 Three Month Period.

Due to a re-focus of business strategy, the Company has determined that the projected revenues from contract renewals in the future may be lower than in prior projections, used for impairment analysis. As a result, the Company has determined that there has been impairment of goodwill requiring an adjustment of $3,000,000 to reduce the carrying value of goodwill for the outsourced management business.

Depreciation and amortization expense for the 2003 Three Month Period decreased to $668,000 from $704,000 for the 2002 Three Month Period.

Interest expense for the 2003 Three Month Period was $147,000, as compared to $420,000 during the 2002 Three Month Period. Interest of $250,000 was attributed to long term note payable in the 2002 Three Month Period which did not exist in the comparable 2003 period. Interest from the credit facility borrowings decreased $23,000 during the 2003 Three Month Period due to reduced fees on the new Textron Factoring Facility entered into on June 30, 2003.

Net loss from continuing operations was $5,450,000 for the 2003 Three Month Period, as compared to a net loss of $1,385,000 for the 2002 Three Month Period. The increase in loss attributed primarily to factors identified above.

The six months ended December 31, 2003 (the "2003 Six Month Period") as compared to the six months ended December 31, 2002 (the "2002 Six Month Period").

Revenues for the 2003 Six Month Period decreased to approximately $ 22,727,000 from approximately $ 25,988,000 for the 2002 Six Month Period. This decrease was associated with decreased orders from customers, resulting primarily from reduced or delayed information technology spending budgets during the period. The revenue mix from product sales and services was 40% and 60%, respectively, for the 2003 Six Month Period, as compared to 43% and 57%, respectively, for the 2002 Six Month Period.

Cost of revenues for the 2003 Six Month Period decreased to approximately $19,089,000 from approximately $21,175,000 for the 2002 Six Month Period. The overall gross margin percentage was 16% for the 2003 Six Month Period and 19% for the 2002 Six Month Period. This decrease in margin primarily resulted from lower margins on software license sales .

Selling, general and administrative expenses for the 2003 Six Month Period increased to approximately $5,752,000 from approximately $5,425,000 for the 2002 Six Month Period. The increase is due primarily from an expansion in sales personnel in new geographic regions and lines of business.

Due to a re-focus of business strategy, the Company has determined that the projected revenues from contract renewals in the future may be lower than in prior projections, used for impairment analysis. As a result, the Company has determined that there has been impairment of goodwill requiring an adjustment of $3,000,000 to reduce the carrying value of goodwill for the outsourced management business during the 2003 Six Month Period.

Depreciation and amortization expense for the 2003 Six Month Period decreased to approximately $1,341,000 from approximately $1,412,000 for the 2002 Six Month Period.

Interest income for the 2003 Six Month Period increased to approximately $93,000 from approximately $16,000 for the 2002 Six Month Period. This increase is attributable to the amount of interest earned on the interest-bearing investment in Private Label Cosmetics. Interest expense for the 2003 Six Month Period was approximately $502,000, as compared to $603,000 during the 2002 Six Month Period.

During the six months ended December 31, 2003, marketable securities were sold, for net proceeds of $ 71,000 and a recognized loss of $107,000, of which $81,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company had recognized its pro-rata portion of the losses incurred by an affiliate, in the amount of $62,000 during the 2002 Six Month Period compared.

The increase in net loss to $6,972,000 for the 2003 Six Month Period, as compared to a loss of $2,655,000 for the 2002 Six Month Period, is attributed primarily to the reasons stated above.

RESULTS OF DISCONTINUED OPERATIONS

Net loss from discontinued operations was $30,000 for the 2003 Three Month Period as compared to a net gain of $177,000 for the 2002 Three Month Period. Net loss was approximately $ 205,000 for the 2003 Six Month Period compared to a net gain of $ 262,000 for the 2002 Six Month Period. This is attributed to the continued legal and facility costs of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had a working capital deficiency of approximately $9,800,000. The Company anticipates a reduction in this deficiency as its accounts payable are reduced due to disbursement of proceeds from a third party's performance bond to certain former vendors to the Company.

The Company obtained a limited release of indemnification from DynCorp of its obligation to pay to a bonding company, and limited release of the Company's obligation to reimburse DynCorp for its obligation to fund, respectively, an amount of approximately $2.4 million under a performance bond related to the Company's discontinued transportation services business. As a result of being released from its obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to approximately $2.4 million the Company's liability to former providers whose service payments are covered by the bond has in effect been reduced by approximately $2.4 million. Such liability to the vendors is currently reflected in current liabilities from discontinued operations, and will be eliminated from current liabilities from discontinued operations as and to the extent that the bond proceeds are used to satisfy those obligations to such vendors. When the individual claims are determined for each provider, in accordance with court procedures, the approximately $2.4 million subject to the bond will be disbursed. Should valid vendor claims remain outstanding after disbursement of the approximately $2.4 million covered by the bond, certain providers may continue to pursue their claims against the Company. While vendor actions with respect to the bond are in process, the Company has offered to make payments in the aggregate of approximately $100,000 per month, commencing in September 2003, to providers with valid claims, until whatever shortfall amount as the Company determines to exist in excess of the aggregate approximately $2.4 million is paid. Through December 30, 2003, the Company has itself paid $534,000 to such providers.

On March 1, 2003, the Company entered into the First Transit Agreement with First Transit, pursuant to which it sold to First Transit certain specified assets relating to its discontinued transportation management business originally acquired in December 2002. The assets sold consisted of interests in three contracts to provide non-emergency transportation related services and related assets used in connection with the performance of such contracts, as well as the assumption of all vendor and services sub-contract agreements relating to the acquired contracts. The purchase price consisted of cash payments of $6,450,000 and an obligation to pay up to $1,750,000 in the event that First Transit is able to obtain extension of the Company's former Illinois Department of Public Aid transportation services contract for a period of up to three years beyond May 31, 2004 under certain specified conditions.

On June 30, 2003, the Company entered into a 12 month renewable Textron Credit Facility with an agency of Textron. The Textron Credit Facility provides a full notification factoring facility for up to $7 million of working capital. Eligible accounts receivable expected to be collected within 90 days from invoice date are purchased with recourse, with a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.5% (6.5% at December 31, 2003). Additionally, a 0.25% discount fee is charged at the time of purchase. The Textron Credit Facility replaced the former agreement with Foothill Capital. As of December 31, 2003, $1,887,000 was outstanding under the Textron Credit Facility.

Under agreements dated as of December 5, 2003, the Company entered into a series of agreements, including a Securities Purchase Agreement and a Registration Rights Agreement, in connection with a private placement of shares of the Company's common stock, par value $0.0001 per share ("Common Stock"), at a price equal to $0.66 per share for an aggregate gross purchase price of $2,200,000. On December 9, 2003, the Company closed the private placement and issued 3,333,333 shares of Common Stock to the purchasers and two tranches of common stock purchase warrants. One tranche to purchase up to 20% of the Common Stock issued at an exercise price equal to $1.00 per share (the "20% Investor Warrants") and the other tranche to purchase up to 30% of the Common Stock issued at an exercise price equal to $0.75 per share (the "30% Investor Warrants"). Both the 20% Investor Warrants and the 30% Investor Warrants are exercisable immediately at closing and have a five-year term of exercise. In addition, the placement agent received, placement agent fee (including expense reimbursement) of $189,050 and placement agent warrants equal to 10% of the aggregate shares of Common Stock issued on the closing date (and issuable under 20% Investor Warrants and 30% Investor Warrants) at an exercise price of $0.91 per share.

At a closing on January 29, 2004, the Company sold an additional $300,000 of Common Stock, 30% Investor Warrants and 20% Investor Warrants to three investors, becoming obligated to issue to the investors 454,545 shares of Common Stock, 30% Investor Warrants to acquire 136,364 shares of Common Stock and 20% Investor Warrants to acquire 90,909 shares of Common Stock, all on the same terms as offered to the investors in the December 2003 private placement, as amended by the January 15, 2004 Registration Right Agreement Amendment and Allonges. The placement agent for this $300,000 offering received $24,000 in cash and warrants, exercisable at $.091 per share, to acquire 68,182 shares of Common Stock.

On January 30, 2004, DynTek closed the private placement of a $3,500,000 principal secured convertible three-year term note to an institutional investor, Laurus Funds. This note bears interest at the greater of the Prime Rate or 4%, plus 1%, with interest payable monthly on a current basis commencing in March 2004 and level payments of principal commencing August 1, 2004. The note is convertible to DynTek common stock at the option of the investor. Monthly payments of principal and accrued interest under the note can be made by DynTek delivering common stock shares instead, if at the time such stock payment is delivered (i) there exists an effective registration statement covering the distribution of such shares by the investor and (ii) the market price for such shares is greater than 115% of $.90 per share, the price fixed for conversion to common stock of amounts outstanding under the note. Subject to the same restrictions on stock payments of monthly accrued interest and principal, the entire principal and accrued interest of the note may be prepaid by DynTek in common stock. Any amounts of note principal paid in cash, including prepayments of the entire note principal, shall be subject to a 2% premium payment (which is increased to a 4% premium payment in the event that an effective registration statement covering the conversion shares is not in place). Principal and interest under the note, and other obligations of DynTek to Laurus Funds under the ancillary agreements entered into in connection with the private placement, are secured by all assets of DynTek and its principal operating subsidiary. As part of the transaction, the investor also received a five-year warrant to purchase 425,000 shares of DynTek common stock, exercisable as follows: 125,000 shares at $1.1225 per share; 175,000 shares at $1.347 per share; and 125,000 shares at $1.5715 per share. DynTek paid to the investor's affiliate a closing fee equal to $122,500, agreed to make renewal payments to such affiliate equal to .5% of outstanding note principal on each anniversary of the closing and paid $29,500 as reimbursement for the investor's legal and due diligence expenses. Under the terms of its Investment Banking Advisory Agreement with Duncan Capital, in connection with closing the Laurus Funds private placement the Company became obligated (i) to pay to Duncan Capital a fee equal to $280,000 (8% of offering proceeds), $210,000 in cash and $70,000 in the form of 77,778 shares of DynTek common stock (at a value of $0.90 per share), and (ii) to issue additional warrants to Duncan Capital to acquire 388,889 shares of DynTek common stock at $0.99 per share.

The Company anticipates continued improvement in its cash flows during fiscal 2004 by implementing reductions of administrative overhead expenses as well as aggressively pursuing new customer relationships and expanding the services offered to existing customers. The Company is also negotiating with vendors for improved payment terms. The Company believes that its present cash on hand as well as the additional debt and/or equity financing for which it is currently negotiating should provide adequate funding through at least December 31, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current business plan. If sufficient funds are not available, the Company could be forced to significantly alter its plan and reduce its operating expenses or would consider divesting of certain contracts or other assets that may not be critical to the future success of the Company.

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

Revenue Recognition. The Company's policy follows the guidance from SEC Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

SFAS 142, Goodwill and Other Intangible Assets, The Company evaluates the recoverability of its goodwill and other intangibles in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, goodwill associated with certain child support enforcement outsource services contracts was evaluated for impairment. Due to a re-focus of business strategy, the Company has determined that the projected revenues from contract renewals in the future will be lower and as a result, the Company has determined in accordance with the provisions of SFAS No. 142, that there has been impairment of goodwill requiring an adjustment of $3,000,000 to reduce the carrying value of goodwill. The Company will be conducting its annual test of existing goodwill at June 30, 2004. The results of this annual testing of goodwill will determine if further adjustments to reduce the carrying value are required.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after December 31, 2003, with certain exceptions, and (2) for hedging relationships designated after December 31, 2003. The guidance is to be applied prospectively.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Textron Factoring Facility exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Textron Credit Facility requires interest to be paid at 2.5% over the prime rate. The Laurus Funds convertible secured term note exposes the Company to similar risks, and requires interest to be paid at 1% over the prime rate. The table below provides information on the Textron Credit Facility as of December 31, 2003 and the Laurus Funds note as of February 1, 2004.

--------------------------------------------------------------------------------
                                                              Weighted Average
                                      Principal Balance        Interest Rate
--------------------------------------------------------------------------------
Factoring credit facility                $ 1,887,000                6.5%
--------------------------------------------------------------------------------
Secured Convertible Note                 $ 3,500,000                5.0%
--------------------------------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting or in other factors identified in this evaluation that occurred during the six months ended December 31, 2003 that have materially affected, or are reasonably materially likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

COMMONWEALTH OF VIRGINIA

Effective December 15, 2002, the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that the Company make payments to transportation provider vendors according to an agreed-upon schedule, which extended through June 2003. This was extended under an interim letter understanding. In connection with initially entering the contract, a performance bond was posted by a third party to guarantee payment to the transportation provider vendors up to the bond amount of $2.4 million. A number of such vendors caused the bond to be called, requiring the bond amount to be deposited in an escrow account and initiating a process of disbursing the $2.4 million to vendors with valid claims. The bonding company filed an inter-pleader action on July 22, 2003. In a separate transaction, the Company has entered into a limited release of indemnification to reimburse the guarantor for funding the bond. As a result, the Company's liability to such vendors will in effect have been extinguished to the extent of the funds disbursed. The amount of $2.4 million deposited in escrow for the payment to the Company's vendors has not yet been recorded as an offset to the Company's accounts payable. When the individual claims are determined for each vendor, in accordance with court procedures, the inter-plead funds shall be disbursed and the payable shall be reduced accordingly. Should valid claims remain outstanding after the disbursement of the inter-plead funds, certain vendors may continue to pursue their claims after the inter-pleader proceedings are concluded, however, such claims may not exceed the amounts determined by the courts to be due. The courts are currently in the process of assembling the amounts of the claims of due from these vendors; however, initial indications are that the aggregate of the inter-pleader claims filed will not exceed the combined total of the bond amount and the Company payables currently recorded as due to such vendors. The Company believes a substantially amount of these claims are without merit based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts, or may already have been settled with claimants. Since August 2003, the Company has made payments in the aggregate amount of approximately $100,000 per month to various providers.

A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of December 31, 2003, actions for collection are pending in 12 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000 is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced inter-pleader action for all purposes. The Ali Medical claimants are considered cross-claimants in the inter-pleader action. In addition to the Ali Medical claimants, an additional six defendants in the inter-pleader action have filed cross-claims for an aggregate amount of approximately $449,000. The remaining eleven proceedings which claim an aggregate amount of approximately $669,000 have been temporarily stayed by an order of the court overseeing the inter-pleader action. In both the outside lawsuits and the cross-claims all or a portion of the amounts claimed have been disputed.

Provisions in the Company's condensed consolidated financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

On November 4, 2003, New England Financial filed a breach of contract complaint in Orange County Superior Court of California. The complaint arose from the cancellation of a contract for health insurance benefits and non payment of remaining fees. The claim is for $ 534,000 of which the company partially disputes and is currently negotiating settlement terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         10.1 Letter agreement amendment, dated as of January 15, 2004, to Registration Rights Agreement dated as of December 5, 2003.

         10.2 Form of Allonge to 20% Investor Warrants, dated as of January 15, 2004.

         31.1     Rule 13a-14(a) / 15d-14(a), Certification of Steven J. Ross.

         31.2     Rule 13a-14(a) / 15d-14(a), Certification of James Linesch.

         32.1     Section 1350 Certification of Steven J. Ross.

         32.2     Section 1350 Certification of James Linesch.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003:

(1) On December 9, 2003, the Company filed a Current Report on Form 8-K attaching the consents of the Company's independent certified accountant, Marcum & Kliegman LLP, and its former independent certified accountant, Grassi & Co. LLP.

(2) On December 10, 2003, the Company filed a Current Report on Form 8-K in connection with a series of agreements, including a Securities Purchase Agreement and a Registration Rights Agreement, with certain accredited investors for a private placement of shares of the Company's common stock.

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

                                        Date: February 17, 2004