Form 10-Q
period 2004-03-31
DYNTEK INC
filed 2004-05-17
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2004

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

      The number of shares outstanding of the issuer's Class A Common Stock, $.0001 par value, as of May 13, 2004 was 51,789,168.

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX
PART I - FINANCIAL INFORMATION                                             Page
                                                                          Number
                                                                          ------
Item 1. Condensed Consolidated Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets - March 31, 2004 (unaudited)
      and June 30, 2003                                                    3

    Condensed Consolidated Statements of Operations and Comprehensive
      Loss (unaudited) - For the Three Months and Nine Months Ended
      March 31, 2004 and 2003                                              4

    Condensed Consolidated Statements of Cash Flows (unaudited) - For
      the Nine Months Ended March 31, 2004 and 2003                          5-6

    Notes to Condensed Consolidated Financial Statements (unaudited)        7-17

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                18-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk         22

Item 4. Controls and Procedures                                            23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  23-24

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities                                                  24

Item 5. Other Information                                                  24-25

Item 6. Exhibits and Reports on Form 8-K                                   25-26

SIGNATURE                                                                  27

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      March 31,     June 30,
                                                                                        2004         2003
                                                                                    -----------     --------
                                                                                    (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash - Restricted                                                                 1,048         920
      Accounts receivable, net of allowance for doubtful accounts of $139 and           8,990       9,370
        $463
      Inventories                                                                         396         351
      Prepaid expenses and other assets                                                   587         151
      Other receivables                                                                   141         122
                                                                                      -------     -------
               TOTAL CURRENT ASSETS                                                    11,162      10,914

RESTRICTED CASH - over one year                                                           210         317

INVESTMENTS - Marketable Securities                                                       198         282

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,166 and $2,904              546         624

GOODWILL                                                                               28,469      31,214

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $755 and $594              322         483

      ACQUIRED CUSTOMER LIST, net of accumulated amortization of $6,579 and $4,955      6,099       7,602

PURCHASED SOFTWARE, net of accumulated amortization of $628 and $498                       62         192

NOTES RECEIVABLE, long term, including receivable from officer of $100, net of
allowance for doubtful accounts of $200                                                   564       1,204

DEPOSITS AND OTHER ASSETS                                                               1,442         295
                                                                                      -------     -------
                                                                                      $49,074     $53,127
                                                                                      =======    ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                 $6,614     $11,714
      Line of credit                                                                    2,443         708
      Accrued expenses                                                                  1,797       2,271
      Deferred revenue                                                                  1,452         981
      Notes payable-accrued interest                                                       33         625
      Current liabilities of discontinued operations                                    4,421       5,888
                                                                                      -------     -------
               TOTAL CURRENT LIABILITIES                                               16,760      22,187

DEFERRED REVENUE - long term                                                              210         317
LONG TERM NOTE PAYABLE                                                                  3,500       5,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized;
      959,692and 1,490,437 shares issued and outstanding as of March 31, 2004 and June 30,
      2003, respectively                                                                    1           1
      Class A Common stock, $.0001 par value, 70,000,000 shares
      authorized;49,711,654 shares and 38,382,705  shares issued and outstanding
      as of March 31, 2004 and June 30, 2003 respectively                                   4           4
      Class B Common stock, $.0001 par value, 20,000,000 shares authorized                 --          --
      Additional paid-in capital                                                       92,988      81,918
      Accumulated other comprehensive loss                                               (149)       (244)
      Accumulated deficit                                                             (64,240)    (56,056)
                                                                                      -------     -------
               TOTAL STOCKHOLDERS' EQUITY                                              28,604      25,623
                                                                                      -------     -------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $49,074     $53,127
                                                                                      =======    ========

            See notes to condensed consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                                  INCOME / LOSS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                      Three Months Ended               Nine Months Ended
                                                                           March 31,                       March 31,
                                                                 ----------------------------    ----------------------------
                                                                     2004            2003            2004            2003
                                                                 ------------   -------------    ------------    ------------
REVENUES:
       Product Revenues                                          $      4,673    $      5,051    $     13,735    $     16,176
       Service Revenues                                                 7,423           6,961          21,087          21,824
                                                                 ------------    ------------    ------------    ------------
                Total revenues                                         12,096          12,012          34,822          38,000
                                                                 ------------    ------------    ------------    ------------
COST OF REVENUES:
       Cost of products                                                 3,846           4,135          11,893          13,496
       Cost of services                                                 5,767           5,370          16,809          17,189
                                                                 ------------    ------------    ------------    ------------
          Total cost of revenues                                        9,613           9,505          28,702          30,685
                                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                                            2,483           2,507           6,120           7,315
                                                                 ------------    ------------    ------------    ------------
                                                                                                                 ------------
OPERATING EXPENSES:
       Selling expenses                                                 1,494           1,802           5,134           5,348
       General and administrative expenses                                985             496           3,098           2,366
       Depreciation and amortization                                      791             689           2,132           2,101
       Goodwill Impairment                                                 --              --           3,000              --
                                                                 ------------    ------------    ------------    ------------
                Total operating expenses                                3,270           2,987          13,364           9,815
                                                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                                     (787)           (480)         (7,244)         (2,500)
                                                                 ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
       Loss on sale of marketable securities                               --              --            (107)             --
       Interest expense                                                  (199)           (316)           (700)           (905)
       Interest income                                                      2              48              95              64
       Reversal of state audit assessment and other                        --           1,948              --           1,948
       Equity interest in loss of investee                                 --             (10)             --             (72)
                                                                 ------------    ------------    ------------    ------------
                    Total other income (expense)                         (197)          1,670            (712)          1,035
INCOME / (LOSS) FROM CONTINUING OPERATIONS                       $       (984)   $      1,190    $     (7,956)   $     (1,465)

DISCONTINUED OPERATIONS
       Gain (loss) on disposal of discontinued operations                  --           2,791              --           2,791
       Loss on discontinued operations                                    (23)         (3,133)           (228)         (2,871)
                                                                 ------------    ------------    ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                         (23)           (342)           (228)            (80)

NET INCOME / (LOSS)                                              $     (1,007)   $        848    $     (8,184)   $     (1,545)
                                                                 ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE: Basic
       Continuing Operations                                             (.02)            .03            (.17)           (.03)
       Discontinued Operations                                           (.00)            (01)           (.01)           (.01)
                                                                 ------------    ------------    ------------    ------------
                                                                 $       (.02)   $        .02    $       (.18)   $       (.04)
                                                                 ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE: Diluted
       Continuing Operations                                             (.02)            .02            (.17)           (.03)
       Discontinued Operations                                           (.00)            (01)           (.01)           (.01)
                                                                 ------------    ------------    ------------    ------------
                                                                 $       (.02)   $        .01    $       (.18)   $       (.04)
                                                                 ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION-
           Basic                                                   48,215,944      35,504,391      46,453,466      36,537,342
                                                                 ============    ============    ============    ============
           Diluted                                                 48,215,944      46,556,536      46,453,466      36,537,342
                                                                 ============    ============    ============    ============
NET INCOME / (LOSS)                                              $     (1,007)   $        848    $     (8,184)   $     (1,545)
COMPREHENSIVE LOSS, NET OF TAX
       Change in unrealized gain (loss) on available-
         for-sale-securities                                                1             (21)             95             (68)
                                                                 ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME / (LOSS)                                    $     (1,006)   $        827    $     (8,089)   $     (1,613)
                                                                 ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                  Nine months ended
                                                                                      March 31,
                                                                                --------------------
                                                                                  2004        2003
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss - Continuing Operations                                           $ (7,956)     (1,465)
                                                                                --------    --------
     Adjustments to reconcile net loss, excluding discontinued operations, to net cash provided by (used in) operating activities:
        Depreciation and amortization                                              1,971       1,940
        Amortization of capitalized software costs                                   161         161
        Equity interest in investee                                                   --          72
        Loss on sale of marketable securities                                        107          --
        Interest on note payable                                                      33         428
        Settlement of future royalties, net                                           --        (425)
        Impairment of goodwill                                                     3,000          --
        State audit assessment                                                        --      (1,861)
     Changes in operating assets and liabilities:
        Accounts receivable                                                          (37)      5,840
        Inventories                                                                  (45)        751
        Prepaid expenses and other current assets                                   (366)        238
        Deposits and other assets                                                    (51)         63
        Accounts payable                                                          (5,108)     (2,558)
        Deferred revenue                                                             471      (2,904)
        Restricted cash                                                             (110)        218
        Accrued expenses                                                            (875)     (1,068)
                                                                                --------    --------
             Total adjustments                                                      (849)        895
                                                                                --------    --------
NET CASH (USED IN) CONTINUING OPERATIONS                                          (8,805)       (570)
                                                                                --------    --------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                            (1,695)     (1,130)
                                                                                --------    --------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                        (10,500)     (1,700)
                                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable                                                                (47)        188
     Cash proceeds from the sale to First Transit                                     --       6,450
     Cash proceeds from sale of marketable securities                                 71          --
     Capital expenditures                                                           (134)        (22)
                                                                                --------    --------
        NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES                        (110)      6,616
                                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) under bank line of credit                           1,735      (5,587)
     Notes payable                                                                 3,500         (25)
     Net cash proceeds from the issuance of common stock                           5,375         696
                                                                                --------    --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       10,610      (4,916)
                                                                                --------    --------
NET INCREASE (DECREASE) IN CASH                                                       --          --

CASH AT BEGINNING OF YEAR                                                             --          --
                                                                                --------    --------
CASH AT END OF PERIOD                                                           $     --    $     --
                                                                                ========    ========

            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                   Nine Months
                                                                 Ended March 31,
                                                                 ---------------
                                                                  2004     2003
                                                                 ------   ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                           $  490   $  291

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES:
    Forgiveness by shareholders of note payable
      and accrued interest                                       $5,625   $   --
    Buyback of common stock in conjunction with
      note payable                                               $   --   $5,000
    Exchange of note receivable for 300,000 shares
      of common stock                                            $   --   $  430

            See notes to condensed consolidated financial statements

                           DYNTEK, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)

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

As of March 31, 2004, the Company had a working capital deficiency of approximately $5.6 million. During January 2004, the Company received proceeds from a convertible debt placement of $3.5 million. In May 2004 the convertible debt was increased by $2.5 million to $6 million. In April 2004, stock purchase warrants were exercised and proceeds were received for $1 million. Additionally, in May the Company entered into a series of agreements for a private placement of the Company's common stock for aggregate sales proceeds of $6.3 million.

The Company during fiscal 2004 is reviewing further reductions of overhead expenses as well as pursing new business opportunities and expansion of services offered to customers. The Company believes that its present cash on hand as well as the additional debt and equity financing provides adequate funding through March 31, 2005. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses or would consider divesting of certain contracts or other assets that may not be critical to the future success of the Company.

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

During the current fiscal year, the Company adopted, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS No.133. SFAS No.149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after December 31, 2003, with certain exceptions, and (2) for hedging relationships designated after December 31, 2003. The guidance is to be applied prospectively.

There was no effect on the condensed consolidated financial statements from the adoption of these pronouncements.

3. Marketable Securities

Marketable securities have been classified as available for sale securities at March 31, 2004 and, accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At March 31, 2004, the unrealized loss on such securities was $149,000.

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

5. Goodwill and Other Intangibles

The Company evaluates the recoverability of its goodwill and other intangibles in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, goodwill associated with certain child support enforcement outsource services contracts was evaluated for impairment. Due to a re-focus of business strategy, the Company determined that the projected revenues from contract renewals in the future will be lower and as a result, the Company determined in accordance with the provisions of SFAS No. 142 that there had been impairment of goodwill requiring an adjustment of $3,000,000 to reduce the carrying value of goodwill which was recorded as of December 31, 2003. The Company's evaluation at March 31, 2004 did not indicate any impairment. The Company will be conducting its annual test of existing goodwill at June 30, 2004.

6. Credit Facility

On June 30, 2003, the Company entered into a 12 month credit facility agreement with annual automatic renewals (the "Textron Factoring Facility") with an agency of Textron Financial Corporation ("Textron"). The Textron Factoring Facility provides a full notification factoring facility for up to $7 million of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 15%. Interest is charged on the outstanding balance at Prime rate plus 2.5% (6.5% at March 31, 2004). Additionally, a 0.25% discount fee is charged at the time of purchase. As of March 31, 2004, $2,443,000 was outstanding under the agreement.

7. Commitments, Contingencies, and Other Agreements

COMMONWEALTH OF VIRGINIA

Effective December 15, 2002, the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that the Company make payments to transportation provider vendors according to an agreed-upon schedule, which expired in June 2003. This was extended under an interim letter of understanding. In connection with initially entering into the contract, a performance bond was posted by a third party guarantor to guarantee payment to the transportation provider vendors up to the bond amount of $2.4 million. A number of such vendors caused the bond to be called, requiring the bond amount to be deposited in an escrow account and initiating a process of disbursing the $2.4 million to vendors with valid claims. The bonding company filed an interpleader action on July 22, 2003. In a separate transaction, the Company has entered into a limited release of indemnification to reimburse the guarantor for funding the bond. As a result, the Company's liability to such vendors will in effect be extinguished to the extent of the funds disbursed. The amount of $2.4 million deposited in escrow for the payment to the Company's vendors has not yet been recorded as an offset to the Company's accounts payable. When the individual claims are determined for each vendor, in accordance with court procedures, the interplead funds shall be disbursed and the payable shall be reduced accordingly. Should valid claims remain outstanding after the disbursement of the interpleader funds, certain vendors may continue to pursue their claims after the interpleader proceedings are concluded, however, such claims may not exceed the amounts determined by the courts to be due. The courts are currently in the process of assembling the amounts of the claims due. The Company believes a substantial amount of these claims are without merit based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts, or which may already have been settled with claimants. Since August 2003, the Company has made payments in the aggregate amount of approximately $100,000 per month to various providers. As of March 31, 2004, the Company paid $956,000 to providers.

A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of March 31, 2004, actions for collection are pending in 12 separate proceedings. Ali Medical, et.al, a joint case of 27 providers for approximately $1,042,000 is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced interpleader action for all purposes. The Ali Medical claimants are considered cross-claimants in the interpleader action. In addition to the Ali Medical claimants, additional providers in the interpleader action have filed cross-claims against the Company. The proceedings have been stayed by an order of the court overseeing the interpleader action.

Provisions in the Company's condensed consolidated financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

OTHER AGREEMENTS

On April 7, 2003 Westcon, Inc. filed a breach of contract complaint in the Supreme Court of New York State, County of Westchester. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. The Company does not dispute the amount due of $413,000 and has negotiated payment terms. As of March 31, 2004 $388,000 remained outstanding such amount is included in the Company's accounts payable.

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

On November 4, 2003, New England Life Insurance Company filed a breach of contract complaint in Orange County Superior Court of California. The complaint arose from the cancellation of a contract for health insurance benefits and non payment of remaining fees. The claim is for $534,000, a part which the company disputes, and such amount is included in accrued expenses. The Company is currently negotiating settlement terms.

As of March 1, 2004, the Company entered a series of agreements with Young Williams, P.C. Under the Services Agreement, Young Williams, P.C. will manage certain contracts of the Company pursuant to which it provides child support services. The Company will pay Young Williams a fee of 12% of revenues under the contracts, and the Company will remain responsible for the operating expenses related to the contracts managed by Young Williams, P.C., for the current term and option year extensions of each contract. In the event of a contract renewal past the current terms and option years, Young Williams will have the right to bid the contracts. If Young Williams is awarded a new contract, it will pay the Company 4% of revenues under the contract during the awarded term through February, 2010.

The Company also (i) sold licenses of its ProductivIT software to be used in connection with the performance of the child support enforcement management services, for $900,000, and (ii) will provide maintenance and support of the licensed technology, in each case to Child Support Technology, a subsidiary of Young Williams P.C. As of May 14, 2004, the Company has received payment $350,000. The remaining balance due will be paid during the next nine months as per the terms of the agreement.

8. Other Settlements

On October 11, 2002, Merisel Americas, Inc. ("Merisel") filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. In July 2003, the Company entered into an agreement with Merisel to repay the liability and accrued interest and expenses, with an obligation to make payments over the next 12 months in an aggregate amount of $567,000 which is included in accounts payable. As of March 31, 2004 $167,000 of this amount remained outstanding.

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

                                            Three Months Ended   Nine Months Ended
                                            ------------------  ------------------
Periods Ended March 31,                         2004     2003     2004      2003
-----------------------                       -------    ----   -------    -------
Net Loss                                      $(1,007)   $848   $(8,184)   $(1,545)
Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                                   33      69       297        207
                                              -------    ----   -------    -------
Pro-forma net loss under Fair Value           $(1,040)   $779   $(8,481)   $(1,752)
Method
                                              =======    ====   =======    =======
Income / (Loss) per share:
Basic                                         $  (.02)   $.02   $  (.17)   $  (.04)
                                              =======    ====   =======    =======
Diluted                                       $  (.02)   $.01   $  (.17)   $  (.04)
                                              =======    ====   =======    =======
Pro-forma income (loss) share: Basic          $  (.02)   $.02   $  (.18)   $  (.05)
                                              =======    ====   =======    =======
Pro-forma income (loss) share:
Diluted                                       $  (.02)   $.01   $  (.18)   $  (.05)
                                              =======    ====   =======    =======


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

                                                 Fiscal year    Fiscal year
                                                 2004 grants    2003 grants
                                                 -----------    -----------
    Dividend yield                                       --             --
    Weighted average expected life:                  3 years      3.6 years
    Weighted average risk-free interest rate           1.79%           2.5%
    Expected volatility                                  77%           136%

11. Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of March 31, 2004, 1,230,108 of such shares were converted into 3,075,270 shares of Class A common stock, with a remainder of 959,692 shares not yet converted.

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

On October 9, 2003, the Company issued 50,000 shares of its Common Stock as payment of an outstanding payable for services rendered.

On October 16, 2003, the Company issued 108,434 shares of its Common Stock valued at $90,000 in connection with the April 1, 2003 Asset Purchase Agreement with Entellus Technology Group.

On December 9, 2003, the Company sold 3,333,333 shares of Common Stock at a price equal to $0.66 per share for an aggregate gross purchase price of $2,200,000. The investors also received two warrants for each share of common stock. The first warrant entitles the investor to purchase up to 20% of the Common Stock issued at an exercise price equal to $1.00 per share (the "20% Investor Warrants") and the second warrant entitles the investor to purchase up to 30% of the Common Stock issued at an exercise price equal to $0.75 per share (the "30% Investor Warrants"). Both the 20% Investor Warrants and the 30% Investor Warrants are exercisable immediately at closing and have a five-year term. In addition, the placement agent received, placement agent fee (including expense reimbursement) of $189,050 and placement agent warrants equal to 10% of the aggregate shares of Common Stock issued on the closing date (and issuable under 20% Investor Warrants and 30% Investor Warrants) at an exercise price of $0.91 per share. On January 15, 2004, the exercise price of the 20% Investor Warrants was reduced to $0.75 in exchange for the investors allowing additional shares to be registered, pursuant to an amendment to the investor's Registration Rights Agreement.

As a result of a delay in filing a required registration statement with respect to the distribution of Company Common Stock by certain investors, the Company has agreed to issue warrants to such investors. When issued such warrants will give the investors the right to acquire, in the aggregate, up to 2,848,235 shares of common stock at $0.75 per share, all of which underlying shares of common stock are subject to registration rights.

On January 29, 2004, the Company sold an additional $300,000 of Common Stock, and warrants, all on the same terms as offered to the investors in the December 2003 private placement, as amended by the January 15, 2004 Registration Right Agreement Amendment and Allonges. The placement agent for this $300,000 offering received $24,000 in cash and warrants, exercisable at $.091 per share, to acquire 68,182 shares of Common Stock.

On January 30, 2004, DynTek closed issued a $3,500,000 principal secured convertible three-year term note to an institutional investor, Laurus Funds. The note bears interest at the greater of the Prime Rate plus 1%, or 4%, with interest only payments commencing in March 2004 and level payments of principal commencing August 1, 2004. The note is convertible to DynTek common stock at the option of the investor. Monthly payments of principal and accrued interest under the note may be made by DynTek delivering common stock shares instead, if the shares are fully registered and the price is above $1.04. Subject to the same restrictions on stock payments of monthly accrued interest and principal, the entire principal and accrued interest of the note may be prepaid by DynTek in common stock, subject to certain fees for the conversion. As part of the transaction, the investor also received a five-year warrant to purchase 425,000 shares of DynTek common stock, exercisable at prices between $1.12 and $1.57 per share. DynTek paid a closing fee equal to $122,500 and paid $29,500 as reimbursement for the investor's legal and due diligence expenses. Additionally, the Company paid an investment advisory fee of $280,000 (8% of offering proceeds), payable $210,000 in cash and $70,000 in DynTek common stock (77,778 shares at a value of $0.90 per share), and issued additional warrants to Duncan Capital to acquire 388,889 shares of DynTek common stock at $0.99 per share. The Company subsequently amended this note into a further note payable, aggregating $6,000,000 principal (See footnote 17. Subsequent Events).

On March 17, 2004, the Company sold 1,780,000 shares of common stock at $0.68 per share, for an aggregate purchase price of $1,210,400. The investors received warrants for 356,000 shares of common stock at $0.90 per share for five years. Placement fees and expenses for the offering were $96,832 and a warrant to purchase 356,000 shares at $.90 per share for five years.

12.  Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method". Common stock equivalents consisting of options, warrants, and convertible preferred stock totaling 69,915,192 were not included in the calculation of diluted earnings per share as the results would be anti-dilutive.

Total outstanding stock, options, convertible preferred stock and warrants as of March 31, 2004 are as follows:

          --------------------------------------------------
                                                    Shares
                                                 Outstanding
          Common stock                           49,711,654
          Options and warrants                   13,915,420
          Convertible debt                        3,888,888
          Convertible preferred stock             2,399,230
                                            ----------------
                                                 69,915,192
                                            ================

13. Business Acquisitions

Pursuant to an agreement, dated March 31, 2004, the Company agreed to acquire the shares of Alex Woda and Associates, Inc., a Toronto, Canada based information risk management consulting firm, for $200,000 to be paid in the Company's common stock and $130,000 in cash for total consideration of $330,000.

14. Discontinued Operations

During 2003, the Company disposed of its non-emergency transportation business. As of March 31, 2004, the total remaining liabilities of discontinued operations were $4,421,000. A significant portion of such payables are owed to third party vendors and are subject to an interpleader action (see note 7 Commitments, Contingencies and Other Agreements - COMMONWEALTH OF VIRGINIA).

15. Business Segments

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

The Business Process Outsourcing segment contracts outsourced program operations for state government agencies in several areas, including the privatization of child support enforcement services. Our business process outsourcing customers have included various governmental departments in the states of Virginia, North Carolina, Kansas and Nebraska. The Company maintains employee locations in these states as well. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above.

Our reportable segments are business units that offer different services and contract types and are managed separately due to the expertise and different managed key factors in each area.

Since the separate Outsourcing business segment was acquired as a unit, management has retained separate reporting and review criteria for that unit. The following table provides actual selected financial data for our business segments (in thousands): Reportable Business Segments:


                                            Business    Information
                                            Process     Technology
                                          Outsourcing    Services        Total
                                          -----------    --------        -----

Three months ended March 31, 2004
---------------------------------
Sales to external customers                $  2,145      $  9,951      $ 12,096
Depreciation and amortization expense           123           668           791
Operating income (loss)                         234        (1,021)         (787)
Net interest expense (income)                    --           197           197
Total assets                                 22,509        26,565        49,074
Capital expenditures                             --            18            18

Three months ended March 31, 2003
---------------------------------
Sales to external customers                $  2,499      $  9,513      $ 12,012
Depreciation and amortization expense           119           570           689
Operating income (loss)                         576        (1,056)         (480)
Net interest expense (income)                    56           212           268
Total assets                                 37,345        26,119        63,464
Capital expenditures                             --            16            16

Nine Months Ended March 31, 2004
--------------------------------
Sales to external customers                $  7,159      $ 27,663      $ 34,822
Depreciation and amortization expense           345         1,787         2,132
Operating income (loss)                      (2,903)       (4,341)       (7,244)
Net interest expense (income)                    --           605           605

Total assets                                 22,509        26,565        49,074
Capital expenditures                             78            56           134

Nine Months Ended March 31, 2003
--------------------------------
Sales to external customers                $  7,854      $ 30,146      $ 38,000
Depreciation and amortization expense           363         1,738         2,101
Operating income (loss)                        (123)       (2,377)       (2,500)
Net interest expense (income)                   433           408           841
Total assets                                 37,345        26,119        63,464
Capital expenditures                              5            17            22

16. Related-Party Transactions

In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $392,000. Such losses have reduced the carrying value of the LaborSoft investment, which is recorded in deposits and other assets, to $64,000 at March 31, 2004.

On September 30, 2003, the Company received additional security collateral for its receivable from LaborSoft by obtaining a Promissory Note and Security Agreement for the amount of $636,000 owed by LaborSoft for the value of previously delivered services for which the

Company has not been compensated. Under the Promissory Note, LaborSoft shall pay interest on the amount, at the prime rate (4.0% as of March 31, 2004), with the principal amount due on September 21, 2006. Under the Security Agreement LaborSoft granted the Company a security interest in the assets of LaborSoft including receivables, equipment, software, and other intellectual property, inventory and other intangible assets of LaborSoft. The Company maintains a reserve against this Promissory Note of $200,000. An additional amount due of $27,760 is also due for services provided by the Company.

17. Subsequent Events

On April 5, 2004 the Company issued a short term promissory note to an affiliate of Duncan Capital for working capital of $337,000, at 6% per annum. The term of the note was 45 days. On May 5, 2004, the Company paid the principal and interest of $338,828.

On April 27, 2004, the "Company entered into a series of agreements for a private placement of shares of the Company's common stock, for an aggregate gross purchase price of $6,347,480 at a price equal to $1.15 per share. Upon closing, the Company issued (i) 5,519,550 shares of Common Stock to the Purchasers, (ii) Series A common stock purchase warrants to purchase 1,655,865 shares of Common Stock (or up to 30% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.75 per share (the "Series A Warrants") and (iii) Series B common stock purchase warrants to purchase 1,103,910 shares of Common Stock (or up to 20% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.50 per share (the "Series B Warrants"). In addition, the placement agent received a placement agent fee of $507,799 and Placement Agent Warrants equal to 10% of the aggregate shares of Common Stock issued on the closing date (and issuable under Series A Warrants and Series B Warrants) at an exercise price of $1.35 per share. The Series A Warrants and the Placement Agent Warrants are exercisable for a term of five years beginning six months following the closing date and are subject to anti-dilution protection. The Series B Warrants are exercisable for a period of 180 days following the effective date of a registration statement on Form S-3 to be filed by the Company promptly after the closing. An additional fee of $60,000 was paid for professional services rendered in connection with the closing.

On May 4, 2004, the Company issued an Accommodation Letter to the investors in the April 27, 2004 Securities Purchase Agreement. The investors were provided the opportunity to participate in an additional offering by which each will receive from the Company (i) a number of shares (the "Additional Shares") of Company common stock, which, when added to the number of Shares purchased by the Investor in the Offering, will reduce the price per share paid for the aggregate number of the Shares and the Additional Shares purchased by each Investor respectively to $1.05 per share of Common Stock; (ii) an amendment to the Investor's Series A Warrants acquired in the Offering, reducing the exercise price from $1.75 per share to $1.50 per share and increasing the number of shares of Common Stock for which it can be exercised by 30% of the number of Additional Shares purchased by each Investor respectively; and (iii) an amendment to the Investor's Series B Warrants acquired in the Offering, reducing the exercise price from $1.50 per share to $1.25 per share, and increasing the number of shares of Common Stock for which it can be exercised by 20% of the number of Additional Shares purchased by each Investor respectively. The placement agent also received additional warrants based on10% of the on the Additional Shares and warrants issued under the Accommodation.

On May 3, 2004, the Company closed the private placement of a $2,500,000 principal secured convertible three-year term convertible debt financing ("Tranche B") with the Laurus Funds, by amending and restating its original $3,500,000 principal secured convertible term note made to Laurus Funds and creating a $6,000,000 amended and restated Note (the "Note"). This Note bears interest at the Prime Rate (which under no circumstances will be considered to fall below 4%) plus 1% (currently 5%), with interest payable monthly on a current basis with respect to

Tranche B commencing in June 2004 and level payments of principal with respect to Tranche B commencing November 1, 2004. The Note is convertible to Company common stock at the option of Laurus Funds. The Company's monthly payments of principal and accrued interest under the Note with respect to Tranche B may be made by delivering common stock shares instead, if at the time such stock payment is delivered (i) there exists an effective registration statement covering the distribution of such shares by the investor and (ii) the market price for such shares is greater than 115% of $1.15 per share, the price fixed for conversion to common stock of amounts outstanding with respect to Tranche B under the Note. Subject to the same restrictions on stock payments of monthly accrued interest and principal, the entire principal and accrued interest of the Note may be prepaid in common stock. Any amounts of Note principal paid in cash, including prepayments of the entire note principal, shall be subject to a 2% premium payment (which is increased to a 4% premium payment in the event that an effective registration statement covering the conversion shares is not in place). As part of the transaction, Laurus Funds also received a five-year warrant to purchase 625,000 shares of DynTek common stock, exercisable at $1.25 per share.

18. Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have a sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SBs"), must apply FIN 46 to the first interim or annual reporting period ended after March 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for services and products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of the Company's business emphasis, the ability to finance and sustain operations, including the ability either to maintain and extend the Textron Factoring Facility and/or the Laurus Funds Note when either becomes due, respectively, or to replace it with alternative financing, the ability to raise equity capital in the future, either or both, despite historical losses from operations, the ability to fulfill the Company's obligations to third parties, and ability to defend successfully certain ongoing litigation over contract performance, the size and timing of additional significant orders and their fulfillment, the ability to turn contract backlog into revenue and net income, the continuing desire of state and local governments to outsource to private contractors and the ability of the Company to obtain extensions of the remaining profitable DMR contracts at their maturity, the performance of governmental services, the ability to develop and upgrade our technology, and the continuation of general economic and business conditions that are conducive to governmental outsourcing of service performance and the acquisition of other services and products. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF CONTINUING OPERATIONS

The three months ended March 31, 2004 (the "2004 Three Month Period") as compared to the three months ended March 31, 2003 (the "2003 Three Month Period").

Revenues for the 2004 Three Month Period increased to $12,096,000 from $12,012,000 for the 2003 Three Month Period. The revenue mix of product and services was 39% and 61%, respectively, for the 2004 Three Month Period, as compared to 42% and 58%, respectively, for the 2003 Three Month Period. The decrease in revenues were in part off set by $450,000 from the sales of its ProductivIT licenses during the 2004 Three Month Period.

Cost of revenues for the 2004 Three Month Period increased to $9,613,000 from $9,505,000 for the 2003 Three Month Period, due primarily to the increase in revenue. The overall gross margin percentage of 21% remained unchanged.

Selling, general and administrative expenses for the 2004 Three Month Period increased to $2,479,000 from $2,298,000 for the 2003 Three Month Period. The increase is due primarily from an expansion in sales personnel in new geographic regions and lines of business. As a percentage of total revenues, such costs increased to 21% during the 2004 Three Month Period, from 19% in the prior 2003 Three Month Period.

Depreciation and amortization expense for the 2004 Three Month Period increased to $791,000 from $689,000 for the 2003 Three Month Period. The increase during the 2004 Three Month Period is a result of additional amortization from the increase in capitalized customer contracts associated with small acquisitions.

Interest expense for the 2004 Three Month Period was $199,000, as compared to $316,000 during the 2003 Three Month Period. The decrease of $117,000 was primarily due to a long term note payable in the 2003 Three Month Period which did not exist in the comparable 2004 period. Also, interest from the credit facility borrowings decreased $46,600 during the 2004 Three Month Period due to reduced fees on the new Textron Factoring Facility entered into on June 30, 2003. During the 2003 Three Month Period the Company wrote off a liability to the State of California for $1,821,000 which is reflected in other income.

Net loss from continuing operations was $984,000 for the 2004 Three Month Period, as compared to net income of $1,190,000 for the 2003 Three Month Period. The one-time reversal of a liability, mentioned above, is the primary cause of this change from period to period.

The Nine Months Ended March 31, 2004 (the "2004 Nine Month Period") as compared to the Nine Months Ended March 31, 2003 (the "2003 Nine Month Period").

Revenues for the 2004 Nine Month Period decreased to approximately $34,822,000 from approximately $38,000,000 for the 2003 Nine Month Period. This decrease was associated with decreased orders from customers, resulting primarily from reduced or delayed information technology spending budgets during the period. However, revenue of $350,000 from the sale of its ProductivIT licenses to Child Support Technologies, Inc. a subsidiary of Young Williams occurred during the 2004 Three Month Period.

The revenue mix from product sales and services was 39% and 61%, respectively, for the 2004 Nine Month Period, as compared to 43% and 57%, respectively, for the 2003 Nine Month Period.

Cost of revenues for the 2004 Nine Month Period decreased to approximately $28,702,000 from approximately $30,685,000 for the 2003 Nine Month Period. The overall gross margin percentage was 18% for the 2004 Nine Month Period and 19% for the 2003 Nine Month Period. This decrease in margin primarily resulted from lower margins on software license sales .

Selling, general and administrative expenses for the 2004 Nine Month Period increased to approximately $8,232,000 from approximately $7,714,000 for the 2003 Nine Month Period. The increase is due primarily from an expansion in sales personnel in new geographic regions and lines of business.

The Company recorded impairment of goodwill of $3,000,000 during the 2004 Nine Month Period. Such adjustment reduced the carrying value of goodwill for the outsourced management business. Due to a re-focus of business strategy, the Company has determined that the projected revenues from contract renewals in the future may be lower than in prior projections, as used for impairment analysis.

Depreciation and amortization expense for the 2004 Nine Month Period increased to approximately $2,132,000 from approximately $2,101,000 for the 2003 Nine Month Period. Interest income for the 2004 Nine Month Period increased to approximately $95,000 from approximately $64,000 for the 2003 Nine Month Period. This increase is due to the interest earned on the interest-bearing investment in Private Label Cosmetics during the 2003 Nine Month Period. Interest expense for the 2004 Nine Month Period was approximately $700,000, as compared to $905,000 during the 2003 Nine Month Period. Interest of $437,500 was attributed to a long term note payable in the 2003 Three Month Period which did not exist in the comparable 2004 period.

During the Nine Months Ended March 31, 2004, marketable securities were sold, for net proceeds of $71,000 and a recognized loss of $107,000, of which $81,000 was previously provided as a valuation reserve as unrealized loss on securities. The Company had recognized its pro-rata portion of the losses incurred by an affiliate, in the amount of $62,000 during the 2003 Nine Month Period compared. During the 2003 Nine Month Period the Company wrote off a liability to the State of California, resulting in the Company recording other income of $1,862,000.

The increase in net loss to $8,184,000 for the 2004 Nine Month Period, as compared to a loss of $1,545,000 for the 2003 Nine Month Period, is principally attributed to a one-time reversal of a liability during the 2003 Nine Month Period and the $3,000,000 expense for impairment of goodwill as mentioned above.

RESULTS OF DISCONTINUED OPERATIONS

Net loss from discontinued operations was $23,000 for the 2004 Three Month Period as compared to a net loss of $342,000 for the 2003 Three Month Period. Net loss was approximately $228,000 for the 2004 Nine Month Period compared to a net loss of $80,000 for the 2003 Nine Month Period. This ongoing loss is attributed to the continued legal, facility and administrative costs of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had a working capital deficiency of approximately $5,598,000. This deficiency has been eliminated in April and May 2004, with additional equity investments of over $7 million and funds from additional long-term debt of $2,500,000. Furthermore, the Company anticipates a substantial reduction in its accounts payable from a disbursement of proceeds from a third party's performance bond to certain former vendors.

In April 2004, the Company sold shares of common stock for $6,347,480. Additionally, warrants were exercised to purchase shares of the Company's common stock for $1,040,721. In May 2004, the Company borrowed $2,500,000 in exchange for an amendment to its outstanding convertible three-year term with an institutional investor such three year term note aggregate principal now totals $6,000,000.

As a result of being released from its obligations of indemnification under a bond in an amount of $2.4 million, the Company's liability to former vendor providers whose service payments are covered by the bond will be reduced by approximately $2.4 million, upon disbursement of the bond proceeds to such vendors, see Part II, Item I Legal Proceedings. Such anticipated reduction is the result of the Company obtained a limited release of indemnification from DynCorp of its obligation to pay to a bonding company, and limited release of the Company's obligation to reimburse DynCorp for its obligation to fund, respectively, an amount of approximately $2.4 million under a performance bond related to the Company's discontinued transportation services business. Such liability to the vendors is currently reflected in current liabilities from discontinued operations, and will be eliminated from current liabilities from discontinued operations as and to the extent that the bond proceeds are used to satisfy those obligations to such vendors.

As provided in the asset sale to First Transit, in March 2003, First Transit has an obligation to pay up to $1,750,000 in the event that they are able to obtain an extension of the Company's former Illinois Department of Public Aid transportation services contract for a period of up to three years beyond May 31, 2004 under certain specified conditions.

In June 2003, the Company entered into a 12 month renewable Textron Credit Facility with an agency of Textron. The Textron Credit Facility provides a full notification factoring facility for up to $7 million of working capital. Eligible accounts receivable expected to be collected within 90 days from invoice date are purchased with recourse, with a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.5% (6.5% at March 31, 2004). Additionally, a 0.25% discount fee is charged at the time of purchase. As of March 31, 2004, $2,443,000 was outstanding under the Textron Credit Facility. The Company is currently seeking alternative sources of financing to replace the Textron facility in June 2004 with improved terms.

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

The Company anticipates continued improvement in its cash flows during fiscal 2004 by implementing reductions of administrative overhead expenses as well as aggressively pursuing new customer relationships and expanding the services offered to existing customers. The Company believes that its present cash on hand as well as the recently obtained additional debt and the recently obtained equity financing will provide adequate funding through March 31, 2005.

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

SFAS 142, Goodwill and Other Intangible Assets, The Company evaluates the recoverability of its goodwill and other intangibles in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 142, Goodwill and Other Intangible Assets. As of March 31, 2004, goodwill associated with certain child support enforcement outsource services contracts was evaluated for impairment. Due to a re-focus of business strategy, the Company has determined that the projected revenues from contract renewals in the future will be lower and as a result, the Company has determined in accordance with the provisions of SFAS No. 142, that there has been impairment of goodwill requiring an adjustment of $3,000,000 to reduce the carrying value of goodwill. The Company will be conducting its annual test of existing goodwill at June 30, 2004. The results of this annual testing of goodwill will determine if further adjustments to reduce the carrying value are required.

RECENT ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have a sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SBs"), must apply FIN 46 to the first interim or annual reporting period ended after March 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Textron Factoring Facility exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Textron Credit Facility requires interest to be paid at 2.5% over the prime rate. The Laurus Funds convertible secured term note ($6,000,000 on May 3, 2004), exposes the Company to similar risks, and requires interest to be paid at 1% over the prime rate. The table below provides information on the Textron Credit Facility and the Laurus Funds note as of March 31, 2004.

--------------------------- --------------------- ------------------------------
                                                          Weighted Average
--------------------------- --------------------- ------------------------------
                              Principal Balance            Interest Rate
--------------------------- --------------------- ------------------------------
Factoring credit facility        $2,443,000                    6.5%
--------------------------- --------------------- ------------------------------
Secured Convertible Note         $3,500,000                    5.0%
--------------------------- --------------------- ------------------------------

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting or in other factors identified in this evaluation that occurred during the Nine Months Ended March 31, 2004 that have materially affected, or are reasonably materially likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COMMONWEALTH OF VIRGINIA

Effective December 15, 2002, the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that the Company make payments to transportation provider vendors according to an agreed-upon schedule, which extended through June 2003. This was extended under an interim letter understanding. In connection with initially entering the contract, a performance bond was posted by a third party to guarantee payment to the transportation provider vendors up to the bond amount of $2.4 million. A number of such vendors caused the bond to be called, requiring the bond amount to be deposited in an escrow account and initiating a process of disbursing the $2.4 million to vendors with valid claims. The bonding company filed an interpleader action on July 22, 2003. In a separate transaction, the Company has entered into a limited release of indemnification to reimburse the guarantor for funding the bond. As a result, the Company's liability to such vendors will in effect have been extinguished to the extent of the funds disbursed. The amount of $2.4 million deposited in escrow for the payment to the Company's vendors has not yet been recorded as an offset to the Company's accounts payable. When the individual claims are determined for each vendor, in accordance with court procedures, the interplead funds shall be disbursed and the payable shall be reduced accordingly. Should valid claims remain outstanding after the disbursement of the interplead funds, certain vendors may continue to pursue their claims after the interpleader proceedings are concluded, however, such claims may not exceed the amounts determined by the courts to be due. The courts are currently in the process of assembling the amounts of the claims of due from these vendors; however, initial indications are that the aggregate of the interpleader claims filed will not exceed the combined total of the bond amount and the Company payables currently recorded as due to such vendors. The Company believes a substantial amount of these claims are without merit based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts, or as a result of certain claims having already been settled with claimants. Since August 2003, the Company has made payments in the aggregate amount of approximately $100,000 per month to various providers.

A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of March 31, 2004, actions for collection are pending in 12 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000 is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced interpleader action for all purposes. The Ali Medical claimants are considered cross-claimants in the interpleader action. In addition to the Ali Medical claimants, additional defendants in the interpleader action have filed cross-claims. The remaining eleven proceedings have been stayed by an order of the court overseeing the interpleader action. In both the outside lawsuits and the cross-claims all or a portion of the amounts claimed have been disputed.

Provisions in the Company's condensed consolidated financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

On November 4, 2003, New England Financial filed a breach of contract complaint in Orange County Superior Court of California. The complaint arose from the cancellation of a contract for health insurance benefits and non payment of remaining fees. The claim is for $534,000 of which the company partially disputes and is currently negotiating settlement terms.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 29, 2004, the Company sold $300,000 of Common Stock and warrants to accredited investors in an offering exempt from the registration requirements of the Securities Act of 1933 and Regulation D promulgated thereunder, all on the same terms as offered to the investors in the Company's December 2003 private placement, as amended by the January 15, 2004 Registration Right Agreement Amendment and Allonges. As a result, the Company issued to such investors an aggregate of 454,545 shares of its common stock and five-year warrants to acquire 227,272 shares of common stock exercisable at $.75 per share. The placement agent for this $300,000 offering received $24,000 in cash and warrants, exercisable at $.091 per share, to acquire 68,182 shares of Common Stock.

ITEM 5. OTHER INFORMATION

Following receipt of commitments to purchase shares of its common stock and warrants under the terms of a Securities Purchase Agreement, dated April 27, 2004, by and between the Company and certain accredited investors (the "Purchasers"), for an aggregate gross purchase price of $6,347,480 (the "Offering"), which reflected a price equal to $1.15 per share (5,519,550 shares), and which agreement also provided for the issuance of (i) Series A common stock purchase warrants to purchase 1,655,865 shares of Common Stock (or up to 30% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.75 per share (the "Series A Warrants") and (ii) Series B common stock purchase warrants to purchase 1,103,910 shares of Common Stock (or up to 20% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.50 per share (the "Series B Warrants"), a significant decrease in the market price of the common stock occurred. As a result of such decrease, by letter agreement dated as of May 4, 2004, the Company determined that it would be fair to the investors in the Offering, as well as in its best interest, to accommodate the Purchasers (x) by issuing additional shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and (y) by amending the Series A and Series B Warrants for nominal additional consideration, as follows:

(1) The Company issued to each Purchaser a number of shares of its common stock (the "Additional Shares") which, when added to the number of shares purchased in the Offering , reduced the price per share paid for the Offering shares and such Additional Shares to $1.05 per share;

(2) Each Purchaser's Series A Warrants were amended by reducing the exercise price from $1.75 per share to $1.50 per share, and increasing the number of shares underlying such warrant by 30% of the number of Additional Shares received by the Purchaser, respectively ("Additional Series A Shares"); and

(3) Each Purchaser's Series B Warrants were amended by reducing the exercise price from $1.50 per share to $1.25 per share, and increasing the number of shares underlying such warrant by 20% of the number of Additional Shares received by the Purchaser, respectively ("Additional Series B Shares").

All of the registration rights and other rights granted to Purchaser under the terms of the documents executed in connection with the Offering were extended to the Additional Shares and to the Additional Series A and Additional Series B Shares. In total, approximately 560,000 Additional Shares were issued as a result of this accommodation.

As part of the accommodation, Duncan Capital LLC, the placement agent for the Offering, received additional five-year Placement Agent Warrants giving it the right to acquire a number of shares of the Common Stock equal to 10% of the aggregate of the Additional Shares and the Additional Series A and Series B Shares at $1.16 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

            10.1 Services Agreement, dated March 1, 2004, by and between Dyntek, Inc., DynTek Services, Inc. and Young, Williams, P.C

            10.2 First Amendment to Services Agreement, dated April 27, 2004, by and between Dyntek, Inc., DynTek Services, Inc. and Young, Williams, P.C

            10.3 ProductivIT Sale Agreement, dated March 1, 2004, by and between DynTek Services, Inc. and Child Support Technologies Inc.

            10.4 ProductivIT Maintenance, Support and Portal Agreement, dated March 1, 2004 by and between DynTek Services, Inc. and Child Support Technologies Inc.

            31.1  Rule 13a-14(a) / 15d-14(a), Certification of Steven J. Ross.

            31.2  Rule 13a-14(a) / 15d-14(a), Certification of James Linesch.

            32.1  Section 1350 Certification of Steven J. Ross.

            32.2  Section 1350 Certification of James Linesch.

      (b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004:

(1.) On February 3, 2004, the Company filed a Current Report on Form 8-K in connection with the private placement of a $3,500,000 principal secured convertible three-year term note with the Laurus Master Fund, Ltd.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DYNTEK, INC.

                                               By: /s/ James Linesch
                                               --------------------
                                               James Linesch
                                               Chief Financial Officer

                                               Date: May 14, 2004