Form 10-K
period 2004-06-30
DYNTEK INC
filed 2004-09-28
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2004

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [_] No {X}

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of September 27, 2004 was approximately $36,000,000.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of September 27, 2004 was 58,430,597.

Documents incorporated by reference: None

                                     PART I

ITEM 1. BUSINESS

GENERAL

      DynTek, Inc. is a professional services firm specializing in information technology solutions and business process outsource services for state and local government agencies. We operate our business primarily through our active subsidiary, DynTek Services, Inc. Depending upon the context, the term DynTek, or "we", refers to either DynTek alone, or DynTek and its subsidiary.

      We provide information technology support services and enabling technologies, as well as related products, to state and local government customers which are used to increase efficiency in operations and improve access to government functions. Our comprehensive information technology services include security consulting, infrastructure planning and deployment, information technology application development, legacy systems integration, information technology system support, and business process outsourcing services for state and local government agencies.

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

INDUSTRY OVERVIEW

      Government agencies are under continuing pressure to improve data management and information technology services. This requirement is driven by the broadening impact of the Internet, the increasing need for real-time information, regulatory changes, the speed and complexity of technology and operating system advancements. According to the Gartner Group, Inc. "Trends in U.S. State and Local Governments Market Trends" report, published in March 2002, state and local government information technology, or IT, spending is forecast to increase over the next four years at a rate of 8 percent annually, from approximately $44 billion in 2000, to reach over $56 billion by 2005.

      Fiscal and service delivery pressures have led state and local governments increasingly to seek non-governmental business partners who can assume and ensure the delivery of high quality services at less cost and greater quality than traditional government service offerings. State and local government agencies are also finding that certain business processes can be better operated and managed by private sector companies. We believe that this reliance will continue to intensify in many government agencies due to the difficulties faced in recruiting and retaining highly skilled professionals in a labor market that, despite current national unemployment rates, is competitive for persons with specialized information technology expertise.

      We believe that markets we serve increasingly require a comprehensive business solution from service providers, grounded in specific and relevant business knowledge and proven experience, rather than simply the provision of limited or generic services. We typically engage in large-scale systems development projects involving full-service solutions that combine hardware, legacy systems integration, systems engineering and systems support operations, and high-end consulting, where appropriate. We integrate services with the right products to provide efficient and low-cost business processes.

CURRENT OPERATIONS

      We provide reporting of our operations in two segments, Information Technology Services and Business Process Outsourcing Services.

Information Technology Services

      We provide a range of specialized information technology, or IT, infrastructure services: system architectural design, network security services, legacy systems integration, network engineering, applications development, help desk support and operational support. In conjunction with these service offerings, we also sell hardware and software to our customers. In our fiscal year ended June 30, 2004 we had approximately $22,782,000 in product sales and $21,085,000 in service sales which account for 46% and 42% of total revenue respectively. Employees are situated convenient to client sites distributed primarily among eleven states; New York, Michigan, Kansas, Nebraska, Massachusetts, North Carolina California, Florida, Louisiana, New Mexico, and Texas.

      Services and related product sales are contracted primarily through Indefinite Delivery-Indefinite Quantity-type, or IDIQ, contracts that may be awarded by a state or local government agency to more than a single vendor. After the government sponsor awards the contract to multiple vendors, DynTek may then compete with other companies identified in the multiple IDIQ contracts for individual orders issued under the contract from time to time by the government customer. Government contracts for IT infrastructure services awarded specifically to us alone are generally short-term task orders granted under multi-project contract vehicles. The scope of services and product sales provided to any given customer can vary, according to project size and the internal client IT resources available. While the majority of our IT infrastructure services revenues and related product sales are derived from specific projects, as contracted, we also derive revenues from ongoing customer relationships which generate a considerable number of recurring engagements. Such services are provided through a combination of in-house technicians, as well as subcontractor third-party suppliers of the services. We currently has 50 in-house technicians and approximately 11 subcontractor third-party suppliers who have approximately 40 cumulative technicians supplying services.

Business Process Outsourcing

      DynTek provides child support enforcement services under four contracts with state or county agencies including State of Kansas Department of Social and Rehabilitation Services, State of Nebraska Department of Health and Human Services, New Hanover County Department of Social Services in North Carolina, Beaufort County Department of Social Services in North Carolina, pursuant to which DynTek assumes responsibility for the determination and location of legally established paternity and support obligations, enforcement of court or administrative orders for such obligations, location of absent responsible parents or other persons obligated for such payments and location of relevant assets which may be used for satisfaction of such obligations. Typically these contracts are for multi-year periods, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above. In addition to direct business process outsourcing, DynTek also provides consulting expertise to state and local governments interested in designing and evaluating outsourced operations. DynTek had approximately $ 6,080,000 in service sales in this component which accounted for approximately 12% of total sales. As a re-focus of business strategies we are not pursing new child support enforcement opportunities. Such services are provided through in-house customer service representatives and attorneys and third party attorneys. We currently have 112 in house support staff and approximately 5 third party support contractors.

      DynTek formerly provided non-emergency medical transportation brokerage services as a part of its business process outsourcing services. Such services were discontinued between December 2002 and March 2003 in connection with the termination of our non-emergency medical transportation brokerage contract with the Commonwealth of Virginia and the sales of our interests in all remaining transportation brokerage outsourcing contracts to First Transit Inc. Our provision of all such services is reflected as discontinued operations. See "Discontinued Operations" in Management's Discussion and Analysis.

CUSTOMERS

      Our customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. Among the information technology customers, the State of New York and its agencies comprised approximately 26% of our total revenues and 36% of our Information Technology Services revenue for the fiscal year ended June 30, 2004, 25% of our total revenues and 30% of our Information Technology Services revenue for the fiscal year ended June 30, 2003, and 21% of our total revenues and 31% of our Information Technology Services revenue for the fiscal year ended June 30, 2002. We sell products and services to the State of New York and its agencies as an authorized vendor to provide system peripheral equipment and services to New York state agencies. As part of our sales efforts to the State of New York, we are also an authorized reseller of Novell, McAfee, Nortel Systems and Cisco products and software. Approximately 55% of revenues generated from New York State agencies were from product sales and 45% were from services.

      No single customer or state (including all agencies of such state) other than New York State accounted for more than 10% of our total revenue during fiscal 2004. The State of Kansas Department of Social and Rehabilitation accounted for approximately 30% of the Business Process Outsourcing revenue for the fiscal year ended June 30, 2004, 29% of the Business Process Outsourcing revenue for the fiscal year ended June 30, 2003 and 25% for fiscal year ended June 30, 2002. Generally, our products and services are purchased by individual state agencies issuing their own purchase orders under master contract agreements between us and the related state government through which the agency gets the authority to issue a valid purchase order.

SALES AND MARKETING

      Our sales and marketing objective in both our Information Technology Services and Business Process Outsourcing sectors is to develop relationships with clients that result in both repeat and long-term engagements. We use an internal sales force in conjunction with partnership alliances with our vendors. Our sales team derives leads through industry networking, referrals from existing clients, government agencies' requests for proposals, or RFP's, open competitions conducted by states and municipalities, strategic partnerships with third party vendors under which we jointly bid and perform certain engagements, and sales and marketing activities directed to specific customers.

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

      Our estimated Business Processing Outsource services contracts firm backlog is approximately $16,000,000 and $27,000,000 as of June 30, 2004 and June 30, 2003 respectively, realizable primarily over the next 36 months.

VENDORS

      In connection with sales of our information technology services and products, we purchase microcomputers and related products directly from manufacturers and indirectly through distributors such as Tech Data and Ingram Micro Corporation. In general, we are authorized by a manufacturer to sell their products, whether the products are purchased from distributors or directly from manufacturers. We are an authorized reseller of microcomputers, workstations, and related products of over 50 manufacturers. Our sales of products manufactured by Compaq, McAfee, Cisco, and Novell accounted for approximately 54% of our product revenues in the information technologies segment during the last fiscal year (or 25% of our total revenue during the last fiscal year). Typically, vendor agreements provide that we have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of our relationship with a major manufacturer could have a material adverse effect on our business as certain product offerings that are requested by customers would not be available to us.

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

INTELLECTUAL PROPERTY RIGHTS

      We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees and our contractors restrict access to and limit the distribution of our proprietary information. There can be no assurance that the steps we have taken to protect our intellectual property will be adequate to deter its misappropriation, detect unauthorized use, or enforce our intellectual property rights in the event of an infringement.

      A portion of our business involves developing of software applications for specific client engagements. Although ownership of client-specific software is generally retained by the client, we retain some rights to the applications, processes and intellectual property developed in connection with client engagements.

HUMAN RESOURCES

      As of June 30, 2004, DynTek and its subsidiaries had 221 employees. We also sub-contract with approximately 39 contract consultants for technical support. We believe that our relationships with our employees are good.

INSURANCE COVERAGE

      We maintain general liability insurance, which includes directors and officers liability coverage, and workers compensation and professional liability insurance in amounts deemed adequate by our Board of Directors.

ADDITIONAL INFORMATION

      We were incorporated in Delaware in May 1989 and changed our name to DynTek Inc. in December 2001. Our principal executive offices are located at 18881 Von Karman Avenue, Suite 250, Irvine, California 92612, and our telephone number is (949) 955-0078. Our annual reports are filed on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports available on our website at www.dyntek.com free of charge as soon as practicable after filing with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW Washington, DC 20549 or view our electronic filings with the Securities and Exchange Commission at www.sec.gov. Information regarding operation of the SEC's Public Reference Room can be obtained by calling 1-800-SEC-0330.

ITEM 2. PROPERTIES

      DynTek's corporate headquarters in Irvine, California, is a leased facility consisting of approximately 6,500 square feet of office space rented under a lease expiring in October 2005. In December 2003, we consolidated two Farmington Hills, Michigan locations into one facility of approximately 10,500 square feet of office and warehouse space under a five year lease expiring in December 2008. We also lease 11 separate direct sales offices and 10 other commercial facilities containing an aggregate of approximately 56,000 square feet under leases with terms ranging from month-to-month to five years. Such facilities are used in connection with the provision of various services to our customers. None of these properties are unique, all are expected to continue to be utilized in the operation of our business and they are believed to be adequate for the present needs of the business.

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

COMMONWEALTH OF VIRGINIA

      Effective December 15, 2002, we entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that we issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extended through June 2003. In connection with initially entering the contract, a bond was posted by DynCorp, Inc. for the our payment performance to the transportation providers. A number of such providers caused the bond to be called, initiating a process of disbursing approximately $2,400,000 (the "Bonded Amount") of payments to providers with verified claims due. We have arranged for a limited release of indemnification by DynCorp, Inc. of our obligation to pay to the bonding company and to reimburse the third party for its obligation to fund, respectively, in an amount not to exceed the Bonded Amount to the extent that the Company otherwise would have an obligation to fund or reimburse such parties with respect to the bond. The bonding company filed an inter-pleader action to distribute the penal sum of the bond on July 22, 2003. As a result of being released from our obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to the Bonded Amount, our liability to such providers has in effect been reduced by the Bonded Amount. When the individual claims are determined for each provider, in accordance with court procedures, the inter-pled funds shall be disbursed. Should valid claims remain outstanding after the disbursement of the inter-pled funds, certain providers may continue to pursue their claims after the inter-pleader proceedings are concluded. While the inter-pleader is in process, we have offered to make payments of approximately $100,000 per month, to providers with valid claims, commencing in September 2003, until whatever shortfall amount as the we determine to exist in excess of the Bonded Amount is paid.

      A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by us as being without merit or have been settled. As of August 2004, actions for collection are pending in 5 separate proceedings. Ali Medical,et.al, a joint case of 27 providers for approximately $1,042,000, is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced inter-pleader action for all purposes. The remaining four proceedings are for an aggregate amount of approximately $625,000, a portion of which has been disputed based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts. We believe that these claims will be fully resolved following evaluation of the claims against those services authorized by them and those rates permitted in subcontracts. Provisions in the financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, we are unable to predict the ultimate outcome of these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held an Annual Meeting of Stockholders on April 26, 2004 to consider the election of directors for terms expiring at our 2004 Annual Meeting and the ratification of the appointment by the Board of Directors of Marcum & Kliegman LLP as independent accountants for the year ended June 30, 2004.

      The following five individuals were elected by the stockholders to serve as directors for terms expiring at our 2004 Annual Meeting or until their successors are elected and qualified:

                          Votes Cast For     Against or Withheld     Abstentions
                          --------------     -------------------     -----------
Name                         Class A              Class A              Class A
----                         Common               Common               Common
                              Stock                Stock                Stock
                              -----                -----                -----

Steven J. Ross             48,631,406             439,024                 --
James Linesch              48,676,206             394,224                 --
Brian D. Bookmeier         48,776,406             294,224                 --
Michael W. Grieves         48,776,406             294,204                 --
Marshall Toplansky         48,776,406             294,204                 --

      At the Annual Meeting, the stockholders also ratified the appointment of Marcum & Kliegman LLP as independent accountants for the year ended June 30, 2004 by the following vote: 48,808,725 shares of Common Stock, and Series A Preferred Stock were voted in favor, 219,713 shares of Common Stock and Series A Preferred Stock were voted against, and 41,992 shares of Common Stock and Preferred Stock were held in abstention.

      Effective July 1, 2004, James Linesch resigned all positions with the Company, including Chief Financial Officer and also as a member of the Board of Directors.

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

      The following table sets forth the high and low bid prices for each fiscal quarter during the fiscal years ended June 30, 2004 and 2003, as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

      FISCAL YEAR ENDED JUNE 30, 2004                           HIGH         LOW
                                                               -----       -----
      First quarter ended September 30, 2003                   $1.41       $0.77
      Second quarter ended December 31, 2003                    1.11        0.70
      Third quarter ended March 31, 2004                        0.97        0.70
      Fourth quarter ended June 30, 2004                        1.97        0.62

      FISCAL YEAR ENDED JUNE 30, 2003                           HIGH         LOW
                                                               -----       -----
      First quarter ended September 30, 2002                   $1.90       $0.80
      Second quarter ended December 31, 2002                    1.49        0.68
      Third quarter ended March 31, 2003                        1.04        0.55
      Fourth quarter ended June 30, 2003                        1.05        0.61

      On September 21, 2004, the last closing price for a share of Common Stock was $0.65, as reported on Nasdaq under the symbol "DYTK". As of September 21, 2004, there were approximately 253 holders of record and approximately 7,600 beneficial holders of our Common Stock.

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

Equity Compensation Plan Information

                                                                                                         Number of securities
                                                                                                        remaining available for
                                      Number of securities                                               future issuance under
                                       to be issued upon                      Weighted-average            equity compensation
                                          exercise of                         exercise price of            plans (excluding
                                     outstanding options,                   outstanding options,       securities reflected in
Plan category                        warrants and rights                    warrants and rights               column (a)
-------------                        ---------------------                  --------------------       -----------------------
                                             (a)                                    (b)                           (c)
Equity compensation
  plans approved by
  security holders .............          2,462,343                                $1.57                       3,665,500

Equity compensation
  plans not approved by
  security holders .............             --                                     --                             --

             Total .............          2,462,343                                $1.57                       3,665,500

RECENT SALES OF UNREGISTERED SECURITIES

      On April 27, 2004, the Company entered into a series of agreements for a private placement of shares of the Company's common stock, for an aggregate gross purchase price of $6,347,480 at a price equal to $1.15 per share. Upon closing, the Company issued (i) 6,045,239 shares of Common Stock to the Purchasers, (ii) Series A common stock purchase warrants to purchase 1,813,681 shares of Common Stock (or up to 30% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.75 per share (the "Series A Warrants") and (iii) Series B common stock purchase warrants to purchase 1,209,038 shares of Common Stock (or up to 20% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.50 per share (the "Series B Warrants"). In addition, the placement agent received a placement agent fee of $480,849 and was issued 906,782 Common Stock purchase warrants which is equal to 10% of the aggregate shares of Common Stock issued on the closing date (and issuable under Series A Warrants and Series B Warrants) at an exercise price of $1.35 per share. The Series A Warrants and the Placement Agent Warrants are exercisable for a term of five years beginning six months following the closing date and are subject to anti-dilution protection. The Series B Warrants are exercisable for a period of 180 days following the effective date of a registration statement on Form S-3. An additional fee of $60,000 was paid for professional services rendered in connection with the closing. On May 4, 2004, the Company issued an Accommodation Letter to the investors in the April 27, 2004 Securities Purchase Agreement. The investors were provided the opportunity to participate in an additional offering by which each will receive from the Company (i) a number of shares (the "Additional Shares") of Company common stock, which, when added to the number of Shares purchased by the Investor in the Offering, will reduce the price per share paid for the aggregate number of the Shares and the Additional Shares purchased by each Investor respectively to $1.05 per share of Common Stock; (ii) an amendment to the Investor's Series A Warrants acquired in the Offering, reducing the exercise price from $1.75 per share to $1.50 per share and increasing the number of shares of Common Stock for which it can be exercised by 30% of the number of Additional Shares purchased by each Investor respectively; and (iii) an amendment to the Investor's Series B Warrants acquired in the Offering, reducing the exercise price from $1.50 per share to $1.25 per share, and increasing the number of shares of Common Stock for which it can be exercised by 20% of the number of Additional Shares purchased by each Investor respectively. The placement agent also received additional warrants based on 10% of the on the Additional Shares and warrants issued under the Accommodation.

      On May 3, 2004, we issued an amended and restated secured convertible term note ("Amended Note") for an additional principal amount of $2,500,000, which is convertible into shares of Common Stock at the option of the holder at a conversion price of $1.15 per share, subject to limitations set forth in the Amended Note. The Amended Note was issued upon cancellation of the secured convertible term note issued in January 2004 in the principal amount of $3,500,000, such that the aggregate principal amount of the Amended Note is now $6,000,000. The maturity date of the Amended Note is January 30, 2007. The holder of the Amended Note also received a warrant to purchase 625,000 shares of Common Stock at an exercise price of $1.25 per share over a five year term.

      The shares of Common Stock, the warrants and the Amended Note were sold to institutional and accredited investors in conformity with rule 506 under Regulation D and under Section 4(2) of the Securities Act. Each of the investors represented such investor's intention to acquire the common stock for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the Common Stock, warrants and Amended Note issued to the investors. The offerings were conducted without any general solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA

      On August 14, 2000, we acquired the assets of Data Systems Network Corporation, causing an increase in our revenues and costs for the fiscal year ended June 30, 2001. On December 27, 2001, we acquired DynCorp Management Resources and in the fiscal year ended June 30, 2003 we divested our transportation business segment resulting in discontinued operations.

                                  DynTek, Inc.
                            Selected Financial Data
                              Years ended June 30,
                                   in (000's)

                                                                  2004           2003           2002           2001           2000
                                                                  ----           ----           ----           ----           ----
Operating revenues                                             $ 49,947       $ 52,647       $ 60,077       $ 44,910       $  1,962

Loss from continuing operations                                 (18,935)        (4,203)       (12,379)       (10,822)        (3,947)

Loss from continuing operations - per share                        (.40)          (.12)          (.43)          (.63)          (.25)

Loss from discontinued operations - per share                        --           (.26)          (.24)            --             --

Total assets                                                     45,649         53,127         80,519         33,997         12,525

Long term debt                                                    3,505          5,000             --             --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      When used in the Form 10-K and in future filings by DynTek with the Securities and Exchange Commission, the words or phrases "we expect" and "the Company expects," "will continue," "is anticipated," "estimated," "project," "outlook", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, our ability to reach target markets for services and products in a highly competitive market and our ability to attract future customers, the size and timing of additional significant orders and their fulfillment, our ability to finance and sustain operations, including our ability either to maintain and extend the Textron Factoring Facility and/or the Amended Laurus Funds Note when either becomes due, respectively, or to replace it with alternative financing, our ability to raise equity capital in the future, despite historical losses from operations, our ability to fulfill our obligations to third parties, and to defend successfully certain ongoing litigation over contract performance, the size and timing of additional significant orders and their fulfillment, the ability to turn contract backlog into revenue and net income, the continuing desire of state and local governments to outsource to private contractors and our ability to obtain extensions of our contracts at their maturity, the performance of governmental services, our ability to develop and upgrade our technology, and the continuation of general economic and business conditions that are conducive to governmental outsourcing. See "Factors That May Affect Future Results" included in this report. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

                                                      Year Ended June 30,
                                                      -------------------

                                                     2004    2003    2002
                                                     ----    ----    ----
      Product Revenue                                 46%     42%     52%
      Service Revenue-Information Technology          35%     42%     40%
      Service Revenue-Business Process Outsourcing    19%     16%      8%

      Cost of Products                                84%     85%     85%
      Cost of Service-Information Technology          81%     80%     76%
      Cost of Service-Business Process Outsourcing    82%     77%     79%

      Gross profit                                    18%     18%     19%

      SG & A                                          24%     21%     26%

      Loss from operations                           (38)%    (9)%   (15)%
      Interest income                                 --      --      --
      Total loss from discontinued operations         --     (18)%   (12)%

      Net loss                                       (38)%   (27)%   (32)%
                                                     ====    ====    ====

Fiscal years ended June 30, 2004 and June 30, 2003 - Continuing Operations

      Revenues for the fiscal year ended June 30, 2004 decreased to approximately $49,947,000 from approximately $52,647,000 during the prior year, or a 5% decrease from the fiscal year ended June 30, 2003. This decrease was primarily a result of decreased orders from ongoing customers, resulting primarily from reduced or delayed information technology spending budgets during the period. The revenue mix from ongoing services and the related product sales was 54% and 46%, respectively, for the 2004 fiscal year, as compared to 58% and 42%, respectively, for the 2003 fiscal year. This change in revenue mix is primarily due to the decrease in service revenues associated with reduced or delayed information technology spending budgets during the period.

      Cost of revenues for the fiscal year ended June 30, 2004 decreased to approximately $41,011,000 from approximately $43,088,000 during the fiscal year ended June 30, 2003. The decrease is generally consistent with the reduction in revenues. The overall costs of revenue percentage remained constant, as a percentage of sales, at 82% for the fiscal years ended 2004 and 2003

      Selling, general and administrative expenses increased to approximately $12,175,000 for the fiscal year ended June 30, 2004, from approximately $11,202,000 for the 2003 fiscal year period. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 24% during fiscal 2004, from approximately 21% in the prior fiscal year. This increase in selling, general and administrative costs was primarily due to additional legal, accounting and financial advisory services. We also incurred $177,075 of non-recurring severance for the resignation of our Chief Financial Officer.

      Depreciation and amortization expense increased to approximately $2,985,000 for the fiscal year ended June 30, 2004, from approximately $2,729,000 for the 2003 fiscal year. The increase is primarily due to additional amortization that we recorded in connection with capitalizing customer contracts acquired during the fiscal years ended June 30, 2003 and 2004.

      Interest expense for the fiscal year ended June 30, 2004 decreased to $942,000, as compared to $1,175,000 for the fiscal year ended June 30, 2003. The decrease is principally attributable to a reduction in average borrowings during the year ended June 30, 2004. The increase in interest income to

$102,000 from $69,000 during the year June 30, 2004 is due primarily to non-recurring note receivable interest.

      The loss on sale of marketable securities of $207,000 represents realized losses incurred upon the sale of marketable securities during the year ended June 30, 2004. We did not have any sales of its marketable securities during the year ended June 30, 2003.

      The net loss of $18,999,000 for the fiscal year ended June 30, 2004 includes losses from discontinued operations of the non-emergency transportation business of $64,000. The losses from continuing operations of $18,935,000 included a $11,600,000 goodwill impairment charge related to the business process outsourcing segment due to lower than expected government spending and re-focus of business strategy, $2,985,000 of depreciation and amortization and the effects of decreases in sales revenue associated with reductions and delays in information technology spending and contract terminations.

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

      The net loss of $13,769,000 for the fiscal year ended June 30, 2003 includes losses from discontinued operations of the non-emergency transportation business of $9,566,000. The losses from continuing operations are primarily a result of decreased orders from ongoing customers, resulting primarily from reduced or delayed information technology spending budgets during the period and $600,000 goodwill impairment expense.

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

      As a result of the First Transit Inc. Agreement and the mutual Settlement Agreement the Company entered into on December 15, 2002 to cancel a contract to provide non-emergency transportation brokerage services with the Commonwealth of Virginia, the Company has discontinued all non-emergency transportation services which was a component and separate reporting unit of the Company's business outsourcing segment. The Discontinued Operations losses for fiscal year end June 30, 2004 were $64,000. The loss consisted of a gain of $392,000 received from First Transit in connection with the one year extension of the Illinois Department of Public Aid contract and losses of $456,000 on discontinued operations compared to the fiscal year ended June 30, 2003 were $ 9,566,000, which consisted of losses of $6,309,000 on disposal of assets and losses of $ 3,257,000 on discontinued operations.

Liquidity and Capital Resources

      As of June 30, 2004, we had cash, cash equivalents and marketable securities of $3,458,000. During the year ended June 30, 2004, we consummated a series of private placements in which we issued 15,894,000 shares of our Common Stock for net proceeds of $11,001,000 as described in note 16 of the financial statements. We also received $1,041,000 in proceeds through the exercise of warrants to purchase 1,383,000 shares of our Common Stock, we also received net proceeds of $5,438,000 through the issuance of convertible debt. Refer to Note 12 for additional information.

      In June 2004, we received $ 392,000 from First Transit Inc. for the first year extension of the Illinois Department of Public Aid services contract relating to our discontinued operations Asset Purchase Agreement with First Transit, Inc. The Agreement included an obligation for First Transit to pay up to $1,750,000 to us in the event they are able to obtain contract extensions. We believe that additional payments will become due to us when the additional 2 years of the contract are extended.

      On July 31, 2004, our credit facility agreement with an agency of Textron Financial Corporation ("Textron") was amended and extended for 24 months. The amended Textron facility provides a full notification factoring facility for up to $7,000,000 of working capital. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.0% (6.25% at June 30, 2004). Additionally, a 0.15% discount fee is charged at the time of purchase. As of June 30, 2004, $2,454,000 was outstanding.

      On July 3, 2003, an investor group cancelled a note payable by us of $5,000,000 plus accrued interest of $625,000. The note was acquired by the group in connection with their private purchase of 10 million shares of Company Common Stock from DynCorp, Inc. The investor group also cancelled a warrant to acquire 7,500,000 shares of our Common Stock that they acquired in the same transaction. In exchange for the note cancellation, we provided certain registration rights to the investor group covering the Common Stock that was transferred. We were released from an obligation to provide indemnity for up to approximately $2,400,000 of claims under a performance bond. Such bond has subsequently been funded for the benefit of our vendors as part of an inter-pleader action, which will reduce the aggregate payables to those providers by the funded amount.

      We will realize further reductions in our outstanding accounts payable as the $2,400,000 performance bond is disbursed in fulfillment of our obligations to transportation provider vendors. We also anticipate the ability to negotiate improvements in the terms of our working capital line of credit and vendor lines of credit, as our results of operations improve. Based on current business plans, we believe that our current working capital is sufficient to support our business operations during the fiscal year 2005.

      We may expand the scope of our product and services offerings by pursuing acquisition candidates with complementary technologies, services or products. Should we commence such acquisitions, we believe that we would finance the transactions with a combination of our working capital and the issuance of additional securities. We would attempt to secure additional funding, including equity financing where appropriate, for acquisitions. There can be no assurance, however, that we will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that we will be successful in obtaining the necessary financing to complete the acquisitions.

      In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants. Should we require additional working capital, we would consider divesting of certain contracts or other assets that may not be critical to our future success.

Contractual Obligations

                                                     Payments due by period
                                                         (in thousands)
                                                Less than                            More than
                                     Total       1 year     1-3 years    3-5 years    5 years
      Contractual Obligations
      Long-Term Debt Obligations      5,775       1,891       3,884          --         --
      Operating Lease Obligations     1,720         874         529         317         --
                                     ------      ------      ------      ------       ----
      Total                          $7,495      $2,765      $4,413      $  317         --
                                     ======      ======      ======      ======       ====

Recent Accounting Standards

The following pronouncements have been issued by the FASB.

      New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FASB Interpretation FIN 46 is not expected to have an impact on the Company's financial statements.

      Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

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

Generally, information technology processing revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts services provided by us are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding customer acceptance have expired. Revenues for business process outsourcing services are recognized as services are rendered, normally invoiced on a monthly basis. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed and accepted by the client. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.

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

      Inability to Obtain Additional Financing, if Needed. We have had recurring losses from continuing operations and negative cash flows from operations. Such losses have been funded primarily from cash received from the sales of our stock and from debt financings, as well as cash received from the sale of discontinued operations. We have implemented and will continue to implement cost reductions designed to minimize such losses. However, if our existing cash balances are not sufficient to meet our liquidity needs, support our future expansion needs and achieve our strategic goals, we may require additional funds. Funds raised through equity financing would likely result in dilution to our existing shareholders and funds raised through debt financing may result in the imposition of restrictive covenants. If adequate funds are not available on acceptable terms, we may be required to divest certain contracts or other assets that are not central to our business strategy. We will continue to pursue a number of initiatives intended to minimize our losses in the event that gross margins from sales do not occur as planned, however, we cannot assure you that we will not require additional working capital for our operations.

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

      Dependence on Third Party Vendors. Product sales are dependant on our ability to maintain reseller status with several major technology manufacturers including Hewlett Packard, McAfee, Cisco and Novell. We are also high dependant on distributors such as Ingram Micro, GE Access, and Tech Data for the manufactured products. Although, we are currently an authorized reseller of various products the loss of authorization could have an adverse material effect on our product sales and results of operations. We rely upon the manufacturers and distributors supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to fulfill orders on a timely basis, which, in turn could harm our business, financial position and operating results. Our ability to obtain particular products in the required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our third-party suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our third-party suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our third-party suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to our customers. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

      Revenue and Operating Results may Fluctuate in the Future. Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including; general economic conditions and weakness in IT spending; the loss or consolidation of one or more of our significant suppliers or customers; market acceptance and product life of the products we distribute; competitive conditions in our industry which may impact our margins; pricing, margin and other terms with our supplies; and changes in our costs and operating expenses. Although we attempt to control our expense levels, these levels are based in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.

      Potential Litigation. We are from time to time involved in litigation in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

      Failure to satisfy Nasdaq SmallCap Market listing requirements may result in our Common Stock being delisted from The Nasdaq SmallCap Market. Our Common Stock is currently listed on The Nasdaq SmallCap Market under the symbol "DYTK." For continued inclusion on The Nasdaq SmallCap Market, we must maintain, among other requirements, a minimum bid price of $1.00 per share. The last closing sale price of our Common Stock on September 21, 2004 was $0.65. On July 22, 2004, we received a notice from Nasdaq stating that our Common Stock had closed below the minimum $1.00 per share requirement for 30 consecutive days. We have until January 18, 2005 to regain compliance. If we are not in compliance by January 18, 2005, we may continue to be listed on the Nasdaq SmallCap Market for an additional 180 days if we meet the initial listing criteria for the Nasdaq SmallCap Market at that time. In the event that we fail to satisfy the listing standards on a continuous basis, our Common Stock may be removed from listing on The Nasdaq SmallCap Market. If our Common Stock was delisted from The Nasdaq SmallCap Market, trading of our Common Stock, if any, may be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the National Association of Securities Dealer's "Electronic Bulletin Board." In addition, delisting from Nasdaq may subject our Common Stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our Common Stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our Common Stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         DYNTEK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2004

                                                                     Page Number
                                                                     -----------

                                                                       19 - 20
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2004 AND 2003                                                   21

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE YEARS
ENDED JUNE 30, 2004, 2003 AND 2002                                       22

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 2004, 2003 AND 2002                                             23

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002                       24 - 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             26 - 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
DynTek, Inc.

We have audited the accompanying consolidated balance sheet of DynTek, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynTek, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                            Marcum & Kliegman LLP
                                            Certified Public Accountants

August 26, 2004
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
DynTek, Inc.

We have audited the accompanying consolidated statement of operations, comprehensive income (loss), changes in stockholders' equity and cash flows of DynTek Inc. and Subsidiaries for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated operations, comprehensive income (loss), changes in stockholders' equity and cashflows of DynTek Inc. and Subsidiaries for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles.

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

/s/ GRASSI & CO., CPAs, P.C.
GRASSI & CO., CPAs, P.C.
Certified Public Accountants

New York, New York
October 11, 2002

                         DYNTEK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                 ------------------------------
                                         ASSETS                                                  June 30, 2004    June 30, 2003
                                         ------                                                  -------------    -------------
      CURRENT ASSETS:
             Cash                                                                                    $   2,810        $      --
             Cash - Restricted                                                                             479              920
             Accounts receivable, net of allowance for doubtful accounts of $240 and $463               12,045            9,370
             Inventory                                                                                   1,399              351
             Prepaid expenses and other assets                                                              54              151
             Other receivables                                                                              88              122
                                                                                                     ---------        ---------
                        TOTAL CURRENT ASSETS                                                            16,875           10,914

      RESTRICTED CASH - over one year                                                                       91              317

      INVESTMENTS - Marketable Securities                                                                   78              282

      INVESTMENTS - Preferred Stock                                                                      1,104               --

      PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,035 and $2,904                         519              624

      GOODWILL                                                                                          19,869           31,214

      CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $809 and $594                         163              483

      ACQUIRED CUSTOMER LISTS, net of accumulated amortization of $7,136 and $4,955                      5,542            7,602

      PURCHASED SOFTWARE, net of accumulated amortization of $671 and $498                                  19              192

      DEFERRED FINANCING COSTS, net of accumulated amortization of $77                                     655               --

      NOTES RECEIVABLE, long term, including receivable from officer of $100                               548            1,204

      DEPOSITS AND OTHER ASSETS                                                                            186              295
                                                                                                     ---------        ---------
                                                                                                     $  45,649        $  53,127
                                                                                                     =========        =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

      CURRENT LIABILITIES:
             Accounts payable                                                                        $   5,897        $  11,714
             Line of credit                                                                              2,454              708
             Accrued expenses                                                                            1,468            2,271
             Deferred revenue                                                                              559              981
             Notes payable accrued interest                                                                 79              625
             Notes payable-current portion                                                               1,812               --
             Current liabilities of discontinued operations                                              4,181            5,888
                                                                                                     ---------        ---------
                        TOTAL CURRENT LIABILITIES                                                       16,450           22,187

      DEFERRED REVENUE - long term                                                                          91              317
      LONG TERM NOTE PAYABLE                                                                             3,505            5,000
                                                                                                     ---------        ---------
                             TOTAL LIABILITIES                                                          20,046           27,504
                                                                                                     ---------        ---------

      COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' EQUITY:
             Preferred stock, $.0001 par value, 10,000,000 shares authorized; 683,317 and 1,490,437 shares issued and outstanding as of June 30, 2004 and June
             30, 2003, respectively                                                                          1                1

             Class A Common stock, $.0001 par value, 150,000,000 shares authorized;
             58,430,597 and 38,382,705 shares issued and outstanding as of June 30,
             2004 and June 30, 2003, respectively                                                            5                4
             Additional paid-in capital                                                                100,822           81,918
             Accumulated other comprehensive loss                                                         (170)            (244)
             Accumulated deficit                                                                       (75,055)         (56,056)
                                                                                                     ---------        ---------
                        TOTAL STOCKHOLDERS' EQUITY                                                      25,603           25,623
                                                                                                     ---------        ---------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  45,649        $  53,127
                                                                                                     =========        =========

                See notes to consolidated financial statements.

                         DYNTEK, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                       (in thousands, except share data)

                                                                                            Years Ended June 30,
                                                                               -----------------------------------------------
                                                                                   2004             2003             2002
                                                                               ------------     ------------     ------------
      REVENUES
            Product Revenues                                                   $     22,782     $     21,882     $     31,055
            Service Revenues                                                         27,165           30,765           29,022
                                                                               ------------     ------------     ------------
            TOTAL REVENUES                                                           49,947           52,647           60,077
                                                                               ------------     ------------     ------------

      COST OF REVENUES
           Cost of Products                                                          19,031           18,540           26,392
            Cost of Services (net of $5 million reimbursement in 2002)               21,980           24,548           22,197
                                                                               ------------     ------------     ------------
            TOTAL COST OF REVENUES                                                   41,011           43,088           48,589
                                                                               ------------     ------------     ------------
      GROSS PROFIT                                                                    8,936            9,559           11,488
                                                                               ------------     ------------     ------------

      OPERATING EXPENSES:
            Selling costs                                                             7,125            7,443           10,507
            General and administrative expenses                                       5,050            3,759            5,279
            Non Cash Charge Options and Warrants-General and


                   administrative                                                        --               --              325
            Application development                                                      --               --              492
            Depreciation and amortization                                             2,985            2,729            2,720
            Impairment of goodwill                                                   11,600              600            1,135
                                                                               ------------     ------------     ------------
            TOTAL OPERATING EXPENSES                                                 26,760           14,531           20,458
                                                                               ------------     ------------     ------------

      LOSS FROM OPERATIONS                                                          (17,824)          (4,972)          (8,970)
                                                                               ------------     ------------     ------------

      OTHER INCOME (EXPENSE)
      Loss on marketable securities                                                    (207)              --           (1,241)
      Equity interest in loss of investee                                               (64)             (72)            (220)
      Interest expense                                                                 (942)          (1,175)          (2,582)
      Interest income                                                                   102               69              294
      Other income (expense), net                                                        --            1,947              142
                                                                               ------------     ------------     ------------
            TOTAL OTHER INCOME ( EXPENSE)                                            (1,111)             769           (3,607)
                                                                               ------------     ------------     ------------
      LOSS FROM CONTINUING OPERATIONS BEFORE                                        (18,935)          (4,203)         (12,577)

         INCOME TAXES
      INCOME TAX BENEFIT                                                                 --               --             (198)
                                                                               ------------     ------------     ------------
      LOSS FROM CONTINUING OPERATIONS                                               (18,935)          (4,203)         (12,379)
                                                                               ------------     ------------     ------------

      DISCONTINUED OPERATIONS
            Gain (Loss) on disposal of discontinued operations                          392           (6,309)              --
            Loss on discontinued operations                                            (456)          (3,257)          (7,034)
                                                                               ------------     ------------     ------------
      TOTAL LOSS FROM DISCONTINUED OPERATIONS                                           (64)          (9,566)          (7,034)
                                                                               ------------     ------------     ------------

                                                                               ------------     ------------     ------------
      NET LOSS                                                                 $    (18,999)    $    (13,769)    $    (19,413)
                                                                               ------------     ------------     ------------

      NET LOSS PER SHARE:
            Continued                                                          $      (0.40)    $      (0.12)    $      (0.43)
            Discontinued                                                                 --            (0.26)           (0.24)
                                                                               ------------     ------------     ------------
      NET LOSS PER SHARE - basic and diluted                                   $      (0.40)    $      (0.38)    $      (0.67)
                                                                               ============     ============     ============

      WEIGHTED AVERAGE NUMBER OF SHARES USED IN
            COMPUTATION-BASIC AND DILUTED                                        47,301,707       36,639,261       29,103,092
                                                                               ============     ============     ============

      NET LOSS                                                                 $    (18,999)    $    (13,769)    $    (19,413)

      OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
            Unrealized gain (loss) on available-for-sale securities                      74             (113)             823
                                                                               ------------     ------------     ------------

      COMPREHENSIVE LOSS                                                       $    (18,925)    $    (13,882)    $    (18,590)
                                                                               ============     ============     ============

                See notes to consolidated financial statements.

                         DYNTEK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                               Class A             Class B                      Unrealized
                       Preferred Stock      Common Stock         Common Stock      Additional      Gain                    Total
                     ------------------- -------------------  -------------------    Paid-In    (Loss) on  Accumulated Stockholders'
                      Shares     Amount   Shares     Amount    Shares     Amount    Capital     Securities   Deficit      Equity
                     --------- --------- --------   --------  --------   --------  ----------  ----------- ----------- -------------
Balance -
  June 30, 2001         2,190        1     19,470         2                            40,060       (954)     (22,874)    16,235
  Shares issued
    in connection
    with the
    acquisition
    of DMR                                                      18,337          2      40,339                             40,341
  Shares issued
    in connection
    with the
    exercise of
    employee stock
    options                                   184                                         131                                131
  Conversion of
    short-term
    notes to
    subscriptions
    due                                       316                                         473                                473
  Shares issued in
    connection
    with private
    offering                                  625                                         938                                938
  Subscriptions due
    in connection
    with private
    offering                                                                            1,962                              1,962
  Shares due for
    services
    rendered                                                                               58                                 58
  Discount on
    short-term
    notes payable                                                                         591                                591
  Deferred finance
    costs                                                                                 115                                115
  Beneficial
    conversion
    feature                                                                               763                                763
  Convert preferred
    stock to
    common               (574)              1,433                                          --                                 --
  Convert shares
    issued in
    connection with
    BugSolver, Inc.
    private offering                        1,500                                         222                                222
  Shares issued in
    connection with
    the acquisition
    of Big
    Technologies                               78                                         216                                216
  Options issued
    for services                                                                          325                                325
  Retirement of
    shares                                    (72)                                         --                                 --
  Changes in
    unrealized
    gain (loss) on
    securities
    available for
    sale                                                                                             823                     823
  Net loss                                                                                                    (19,413)   (19,413)
                     --------  -------   --------   -------   --------   --------  ----------  ---------   ----------  ---------
Balance -
  June 30, 2002         1,616  $     1     23,534   $     2     18,337   $      2  $   86,193  $    (131)  $  (42,287) $  43,780
  Conversion of
    short-term
    notes to private
    offering                                  776         1                                --
  Shares issued in
    connection
    with private
    offering                                  726                                          12                                 12
  Shares issued for
    services
    rendered                                   25                                          50                                 50
  Convert preferred
    stock to
    common               (126)                314                                          --                                 --
  Buyback of Class
    B shares                                                    (8,000)        (1)     (4,999)                            (5,000)
  Convert Class B
    shares to
    Class A                                10,337         1    (10,337)        (1)         --                                  1
  Shares issued in
    connection
    with private
    offering                                2,889                                       1,111                              1,111
  Options issued
    for services                               --                                          16                                 16
  Stock option
    exercise                                   10                                          10                                 10
  Retirement of
    shares                                   (300)                                       (435)                              (435)
  Reverse Retirement
    of shares                                  72                                          (7)                                (7)
  Stock Fees                                                                              (33)                               (33)
  Changes in
    unrealized gain
    (loss) on
    securities
    available for
    sale                                                                                            (113)                   (113)
  Net loss                                                                                                    (13,769)   (13,769)
                     --------  -------   --------   -------   --------   --------  ----------  ---------   ----------  ---------
Balance -
  June 30, 2003         1,490  $     1     38,383   $     4         --   $     --  $   81,918  $    (244)  $  (56,056) $  25,623
  Convert preferred
    stock to common      (807)              2,018                                          --
  Shares issued in
    connection
    with private
    offering                               15,811         1                            11,000                             11,001
  Warrant exercise                          1,383                                       1,041                              1,041
  Options exercise                              4                                           4                                  4
  Shares issued in
    connection
    with the
    acquisition of
    Woda &
    Associates                                263                                         200                                200
  Shares issued in
    connection
    with the
    acquisition of
    Entellus                                  108                                          90                                 90
  Cancellation of
    Note Payable                                                                        5,625                              5,625
  Shares issued in
    connection
    with convertible
    debt repayment                            250                                         225                                225
  Convertible debt
    warrant discount                                                                      499                                499
  Shares issued in
    connection
    with convertible
    debt to
    placement agent                           161                                         170                                170
  Shares issued for
    services                                   50                                          50                                 50
  Changes in
    unrealized gain
    (loss) on
    securities
    available for
    sales                                                                                             74                      74
  Net loss                                                                                                    (18,999)   (18,999)
                     --------  -------   --------   --------  --------   --------  ----------  ---------   ----------  ---------
Balance -
  June 30, 2004           683  $     1     58,431   $     5         --   $     --  $  100,822  $    (170)  $  (75,055) $  25,603
                     ========  =======   ========   ========  ========   ========  ==========  =========   ==========  =========

                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                Years Ended June 30,
                                                                                          ---------------------------------
                                                                                            2004        2003        2002
                                                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss-Continuing operations                                                      $(18,935)   $ (4,203)    (12,379)
                                                                                          --------    --------    --------
      Adjustments to reconcile net loss, excluding discontinued operations, to net cash used in operating activities:
          Depreciation and amortization                                                      2,665       2,729       2,720
          Amortization of debt discount on short-term notes                                     41          --         591
          Amortization of deferred financing costs                                              79          --          --
          Amortization of capitalized software costs                                           215         215         216
          Write-down of capitalized software costs                                             105          --          --
          Equity interest in loss of investee                                                   64          72         220
          Beneficial conversion feature of short-term notes                                     --          --         763
          Loss (gain) on marketable securities                                                 207          --       1,241
          Options and shares issued for services                                                --          16         370
          Impairment of goodwill                                                            11,600         600       1,135
          Forgiveness of loan receivable from officer                                           --          --          70
          Settlement of royalties, net                                                          --        (425)         --
          State audit assessment                                                                --      (1,861)         69
      Changes in operating assets and liabilities:
          Accounts receivable                                                               (3,221)        642       4,431
          Refund receivable                                                                     --         245        (245)
          Inventory                                                                         (1,048)        657         609
          Accrued interest income on note                                                       --          --        (392)
          Prepaid expenses                                                                      97         (23)        331
          Deposits and other assets                                                             89          95        (132)
          Accounts payable                                                                  (5,775)       (546)     (2,284)
          Deferred revenue                                                                    (648)     (1,307)         76
          Accrued expenses                                                                    (810)     (2,152)        749
          Note Payable-accrued interest                                                         79         625          --
          Restricted cash                                                                      685         744      (1,177)
                                                                                          --------    --------    --------
               Total adjustments                                                             4,424         326       9,361
                                                                                          --------    --------    --------

          NET CASH USED IN CONTINUING OPERATIONS                                           (14,511)     (3,877)     (3,018)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
DISCONTINUED OPERATIONS                                                                     (2,163)      1,655      (5,289)
                                                                                          --------    --------    --------

NET CASH USED IN OPERATING ACTIVITIES                                                      (16,674)     (2,222)     (8,307)
                                                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash proceeds from sale of discontinued operations                                       392       6,450          --
      Cash received from purchase of subsidiary                                                 --          --          13
      Cash received from the sale of securities                                                 71          --          --
      Other notes receivable                                                                   (12)        195         109
      Capital expenditures                                                                    (195)       (109)       (131)
      Net cash paid for acquisition                                                             --          --          --
      Collection on note receivable                                                             --         188         600
                                                                                          --------    --------    --------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                                            256       6,724         591
                                                                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt financing                                                           6,000          --       1,508
      Deferred financing costs                                                                (564)
      Net proceeds (repayments) under line of credit                                         1,746      (5,639)      3,844
      Issuance of subsidiary securities, net of expenses                                        --          --          62
      Exercise of options and warrants                                                       1,045          10         131
      Issuance of Common Stock, net of expenses                                             11,001       1,101       1,692
                                                                                          --------    --------    --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               19,228      (4,528)      7,237
NET  INCREASE (DECREASE) IN CASH                                                             2,810         (26)       (479)
CASH AT BEGINNING OF YEAR                                                                       --          26         505
                                                                                          --------    --------    --------
CASH AT END OF YEAR                                                                       $  2,810    $     --    $     26
                                                                                          ========    ========    ========

                 See notes to consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (in thousands, except share data)

                                                                                                            Years Ended June 30,
                                                                                                       -----------------------------
                                                                                                         2004       2003       2002
                                                                                                         ----       ----       ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                                 $   681    $ 1,175    $   690

Cash paid for income taxes                                                                             $    33    $    --    $    47


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
      ACTIVITIES:

      Convertible notes converted to common stock                                                      $   225    $    --    $ 1,563

      Note Receivable converted to preferred stock                                                     $ 1,104    $    --    $    --

      Issuance of common stock in connection with convertible debt                                     $   170    $    --    $    --

      Issuance of common stock in conjunction with acquisition of businesses                           $   290    $    --    $40,341

      Buyback of common stock in conjunction with note payable                                         $    --    $ 5,000    $    --

      Issuance of common stock for services rendered                                                   $    50    $    50    $    --

      Reclassification of LaborSoft accounts receivable to notes receivable, net of reserve            $   436    $    --    $    --

      Debt discount issued in connection with convertible debt                                         $   499    $    --    $    --

      Cancellation of note payable and accrued interest by investors                                   $ 5,625    $    --    $    --

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

            Product revenue is recognized when goods are delivered to the customer.

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

      E. Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The aggregate of potential shares outstanding as of June 30, 2004 was 80,440,649.

      F. Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      G. Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

      H. Stock Based Compensation - The Company accounts for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

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

            During the year ended June 30, 2003, the Company adopted Statement of Financial Accounting Standard No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro- forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards.

(in thousands except
  per share data)
                                                                    Year Ended June 30,
                                                       -----------------------------------------------
                                                            2004           2003                2002
                                                       ----------      ----------          ----------
            Net Loss                                   $  (18,999)     $  (13,769)         $  (19,413)
            Stock-based employee compensation
            cost, net of tax effect, under
            fair value accounting                            (151)           (399)               (433)
                                                       ----------      ----------          ----------
            Pro-forma net loss under Fair
            Value Method                               $  (19,150)     $  (14,168)         $  (19,846)
                                                       ----------      ----------          ----------
            Loss per share
            Basic                                      $    (0.40)     $    (0.37)         $    (0.67)
            Diluted                                    $    (0.40)     $    (0.37)         $    (0.67)
            Per share stock-based employee
            compensation cost, net of tax
            effect, under fair value
            accounting:
            Pro-forma loss share basic                 $    (0.41)     $    (0.38)        $     (0.68)
                                                       ==========      ===========        ===========
            Pro-forma loss share diluted               $    (0.41)     $    (0.38)        $    (0.68)
                                                       ==========      ===========        ===========

            The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The weighted average fair value per share of options granted during years ended 2004, 2003, 2002 were $0.74, $0.72, and $0.45 respectively. In calculating the fair values of the stock options, the following assumptions were used:

                                                 Year Ended June 30,
                                   ---------------------------------------------
                                     2004               2003             2002
                                     ----               ----             ----
Dividend yield                        --                 --               --
Weighted average expected life     4.7 years          4.9 years        5.6 years

Weighted average risk-free
  interest rate                      1.27%              2.8%             3.7%
Expected volatility                   136%               86%              53%

      I. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of notes receivable and notes payable approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest.

      J. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. The Company periodically evaluates the recoverability of its Goodwill and Other Intangible Assets in accordance with the Statement of Financial Accounting Standard "SFAS" No. 142, Goodwill and Other Intangible Assets. Based on the periodic and annual testing performed at June 30, 2004, due to re-focus of business strategy related to the Child Support Enforcement contracts and less than expected government spending and revised business plan forecasts the Company recorded impairment charges of $11,600,000 in fiscal 2004, $600,000 in fiscal 2003 and $1,135,000 in fiscal 2002.

      K. Comprehensive Income (Loss)- Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions.

      L. Inventory - Inventory consist primarily of finished goods in transit, which are recorded at the lower of cost or market.

      M. Advertising Costs - Costs related to advertising and promotions of services are charged to operating expense as incurred. Advertising expense amounted to $32,000, $93,000 and $206,000 for the years ended June 30, 2004, 2003 and 2002, respectively. These expenses are included in selling expenses in the accompanying statements of operations.

      N. Application Development - Application development costs are direct costs associated with developing software features or programs for sale to the Company's customers. Such costs are charged to expense as incurred.

      O. Shipping and Handling Costs - The Company accounts for shipping and handling costs as a component of "Cost of Product Revenues." These costs are primarily the direct freight costs related to the "drop shipment" of products to the Company's customers. Shipping and handling costs amounted to $95,000 in fiscal 2004, $112,000 in fiscal 2003 and $258,000 in fiscal 2002.

      P. New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

2. ReStricted Cash

      Restricted cash include cash received in connection with maintenance agreements that is restricted and will become available to the Company as revenue is recognized according to the terms of the respective agreements. Of this amount, approximately $479,000 will be released during the fiscal year ended June 30, 2005. The non-current portion, $91,000, has been classified as a non-current asset.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

            (in thousands of dollars)

                                            Balance at   Charged to    Charged to               Balance
Accounts Receivable Reserve                 beginning     cost and       Other        Deduc-    at end
Activity for the year ended June 30,:        of year      expenses      Accounts      tions     of year
-------------------------------------        -------      --------      --------      -----     -------
2004                                          $463         $   --       $  200       $   (23)   $  240
2003                                          $609         $   --       $   --       $  (146)   $  463
2002                                          $205         $  366       $   38       $   (--)   $  609

4. PREPAID EXPENSES AND OTHER ASSETS

            (thousands of dollars):

                                                  2004          2003
                                                  ----          ----
      Prepaid insurance                           $ 43          $ 39
      Prepaid maintenance                           11            17
      Prepaid bank charges                          --            69
      Other prepaid costs                           --            26
                                                  ----          ----
                                                  $ 54          $151
                                                  ====          ====

5. CREDIT FACILITY

      On June 30, 2003, the Company entered into a twelve (12) month credit facility agreement with annual automatic renewals with an agency of Textron Financial Corporation ("Textron"). Textron provides a full notification factoring facility for up to $7,000,000 of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.5% (6.75% at June 30, 2004). Additionally, a 0.25% discount fee is charged at the time of purchase. Effective July 1, 2004 the Textron agreement was amended and extended for an additional period of (24) twenty four months. As of June 30, 2004, $2,454,000 was outstanding under this credit facility.

6. Marketable Securities

      Marketable securities have been classified as available for sale securities at June 30, 2004 and, accordingly, the unrealized gain or loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At June 30, 2004, the unrealized loss on securities was $170,000.

7. INVESTMENT - PREFERRED STOCK

      At June 30, 2003, DynTek held a note receivable from Private Label Cosmetics, Inc.,("PLC") in the amount of $1,104,000, which was payable in 48 monthly installments and bore interest at 7. 5% per annum. The note was secured by 342 shares of the common stock of PLC. On September 23, 2003, the Company agreed to convert the note receivable into 1,000 shares of preferred stock of PLC to be held as an investment. Such preferred shares are convertible, at the Company's option, into 306 shares of PLC Common Stock. The preferred shares also include a liquidation provision in the event that PLC is sold. Dividends are payable at $10,000 per quarter beginning March 31, 2005.

8. NOTES RECEIVABLE

      On September 30, 2003, the Company received additional security collateral for its accounts receivable due from LaborSoft Corporation ("Laborsoft"), a 25% equity investee of the Company, by obtaining a Promissory Note and Security Agreement in the amount of $636,000 that LaborSoft owes the Company, for previously delivered services. The Promissory Note which bears interest at the prime rate, (4.5% as of June 30, 2004), matures on September 21, 2006. LaborSoft granted the Company a security interest in its assets including receivables, equipment, software, and other intellectual property, inventory and intangible assets. The Company established a $200,000 reserve against the carrying value Promissory Note in fiscal year 2003. The Company also has $133,000 of trade receivables due from LaborSoft for current services, which are included in accounts receivable in the June 30, 2004 balance sheet.

      On January 2, 2001, the Company advanced $170,000 to Steven Ross ("Mr. Ross"), its Chief Executive Officer, which evidenced by a promissory note bearing interest at 8% per annum. On December 10, 2001, the Company extended the term of the note to the end of Mr. Ross's period of employment. On December 10, 2001, Company forgave $70,000 of such note as a bonus to Mr. Ross. At June 30, 2004, $100,000 remained outstanding under the note receivable

9. PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment are as follows (in thousands of dollars):

                                                               June 30,
                                                       ------------------------
                                                          2004             2003
                                                       -------          -------
         Furniture and Fixtures                        $   806          $   799
         Vehicles                                           49             --
         Computer equipment                              2,660            2,696
         Machinery and equipment                             3                3
         Leasehold improvements                             36               30
                                                       -------          -------
                                                         3,554            3,528
         Less: accumulated depreciation                 (3,035)          (2,904)
                                                       -------          -------
                                                       $   519          $   624
                                                       =======          =======

      Depreciation expense for the years ended June 30 2004, 2003 and 2002 amounted to $ 310,000, $522,000 and $611,000 respectively.

10. OTHER RECEIVABLES

      Other receivables at June 30, 2004, which amounted to $88,000, includes $34,000 of loans to employees with various payment terms. The Company also recorded a note receivable in the amount of $100,000 of which $50,000 plus interest was paid in January 2003. The remaining $50,000 is due in connection with a Plan of Reorganization of the maker, which stipulates that it would be paid during 2004. Total other receivables at June 30, 2003 amounted to $122,000, which included the $50,000 note receivable described above and $72,000 of loans to employees, of which $38,000 was repaid during the year ended June 30, 2004.

11. INTANGIBLE ASSETS

      At June 30, 2004 and 2003, the Company had the following intangible assets (in thousands):

                                                          2004            2003
                                                         -------         -------
         Acquired customer lists                         $12,678          12,557
         Less: accumulated amortization                    7,136           4,955
                                                         -------         -------
         Acquired customer lists, net                    $ 5,542         $ 7,602
                                                         =======         =======

         Goodwill                                        $19,869         $31,214
                                                         =======         =======

      Amortization of acquired customer lists is computed on a straight-line basis over periods of 3 to 7 years. Amortization expense for each of the years ended June 30, 2004, 2003, and 2002 amounted to $2,182,000, $2,035,000, and
$1,759,000, respectively.

      Future amortization expense over the estimated remaining lives of acquired customer lists, is as follows (in thousands):

         Year Ending June 30,
         --------------------
                2005                                     2,152
                2006                                     1,652
                2007                                     1,544
                2008                                       194
                                                        ------
                Total                                   $5,542
                                                        ======

      The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on an annual basis and at interim periods when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      During the quarter ended December 31, 2003, the Company due to an increase in competition, has reevaluated its business strategy with respect to the activities of its Child Care Services Enforcement ("CSE") business that it acquired in 2001. Based on this evaluation, the Company decided to curtail the activities in this component of business by outsourcing the administration of its existing child services contracts to a third party service provider, As a result, the Company recorded a $3,000,000 impairment charge during the quarter ended December 31, 2003 to reduce the carrying value of the goodwill.

      As of June 30, 2004, the Company performed its annual test of impairment for goodwill. As part of the year end evaluation, the Company performed a comprehensive review of all of its business units and determined that due to lower expected government spending and reduced projected forecasted growth rates related to the business process outsource contracts, that an additional impairment charge of $8,600,000 was required. Such lower trends directly impact future operating profits and cash flows. This impairment charge includes approximately $750,000 associated with the lower CSE business and approximately $7,500,000 specifically associated with lower expected revenues under a significant services contract with the State of Virginia. The total Goodwill impairment charge for the fiscal year ended June 30, 2004 amounted to $11,600,000.

12. NOTES PAYABLE

      At June 30, 2003, Notes Payable included, a $5,000,000 unsecured, subordinated note payable to DynCorp, in connection with a settlement agreement providing for the Company to purchase 8,000,000 shares of its Class B Common Stock held by DynCorp. The note, plus $625,000 of accrued interest through June 30, 2003 were cancelled in July, 2003. (see note 19).

      On January 30, 2004, DynTek issued a $3,500,000 principal secured convertible three-year term note ("Tranche A") to an institutional investor, Laurus Funds. The note bears interest at the greater of the Prime Rate plus 1%, or 4%, with interest only payments commencing in March 2004 and level payments of principal commencing August 1, 2004. The note is convertible to DynTek common stock at the option of the investor at a fixed conversion price of $0.90 per share. Monthly payments of principal and accrued interest under the note may be made by DynTek delivering common stock shares instead, if the shares are fully registered and the price is above $1.04. Subject to the same restrictions on stock payments of monthly accrued interest and principal, the entire principal and accrued interest of the note may be prepaid by DynTek in common stock, subject to certain fees for the conversion. As part of the transaction, the investor also received a five-year warrant to purchase 425,000 shares of DynTek common stock, exercisable at prices between $1.12 and $1.57 per share. DynTek paid a closing fee equal to $122,500 and paid $29,500 as reimbursement for the investor's legal and due diligence expenses. Additionally, the Company paid an investment advisory fee of $280,000 (8% of offering proceeds), payable $210,000 in cash and $70,000 in DynTek common stock (77,778 shares at a value of $0.90 per share), and issued additional warrants to Duncan Capital to acquire 425,000 shares of DynTek common stock at $.75 per share. The Company subsequently amended this note into a further note payable, aggregating $6,000,000 principal.

      On May 3, 2004, the Company closed the private placement of a $2,500,000 principal secured convertible three-year term convertible debt financing ("Tranche B") with the Laurus Funds, by amending and restating its original $3,500,000 principal secured convertible term note made to Laurus Funds and creating a $6,000,000 amended and restated Note (the "Note"). This Note bears interest at the Prime Rate (which under no circumstances will be considered to fall below 4%) plus 1% (currently 5%), with interest payable monthly on a current basis with respect to Tranche B commencing in June 2004 and level payments of principal with respect to Tranche B commencing November 1, 2004. The
Note is convertible to Company common stock at the option of Laurus Funds. The Company's monthly payments of principal and accrued interest under the Note with respect to Tranche B may be made by delivering common stock shares instead, if at the time such stock payment is delivered (i) there exists an effective registration statement covering the distribution of such shares by the investor and (ii) the market price for such shares is greater than 115% of $1.15 per share, the price fixed for conversion to common stock of amounts outstanding with respect to Tranche B under the Note. Subject to the same restrictions on stock payments of monthly accrued interest and principal, the entire principal and accrued interest of the Note may be prepaid in common stock. Any amounts of Note principal paid in cash, including prepayments of the entire note principal, shall be subject to a 2% premium payment (which is increased to a 4% premium payment in the event that an effective registration statement covering the conversion shares is not in place). As part of the transaction, Laurus Funds also received a five-year warrant to purchase 625,000 shares of DynTek common stock, exercisable at $1.25 per share. The amount of proceeds allocated to the value of the warrants, that were issued to the investors in this transaction amounted to $499,000. This discount is being amortized over the three years to the maturity of the Note.

      On June 15, 2004, the Company repaid $225,000 of principal on the Note by issuing 250,000 shares of the Company's common stock based on a conversion rate of $.90 per share. The carrying value of the Note amounted to $5,372,000 after giving effect to the amortization of original issuance discount, which amounted to $41,000.

         Year ended June 30,
                2005                                            1,891
                2006                                            1,942
                2007                                            1,942
                                                               ------
                Total                                          $5,775
                                                               ======

      On April 5, 2004 the Company issued a short term promissory note to an affiliate of Duncan Capital for working capital of $337,000, at 6% per annum. The term of the note was 45 days. On May 5, 2004, the Company paid the principal and interest of $338,828.

13. CONCENTRATION OF RISK

      A. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation for up to $100,000. The Company's cash balances exceeded such insured limits at certain times during the fiscal year.

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

      C. Customers are primarily agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. The State of New York and its agencies comprised approximately 29% of the Company's revenues for the fiscal year ended June 30, 2004 and approximately 25% of revenues for the fiscal year ended June 30, 2003. The Company sells products and services to the State of New York and its agencies as an authorized vendor to provide system peripheral equipment to New York state agencies. The Company is also an authorized reseller of Novell, McAffee, Nortel Systems and Cisco products and software to the State of New York.

            No other individual customer state or state agency accounted for more than 10% of the Company's revenue from continuing operations during 2004. Generally, the Company's state agency customers purchase products and services from the Company by issuing their own purchase orders. Such state agencies are under the authority to issue purchase orders, pursuant to master contract agreements between the Company and the respective State.

      D. Company sales of products manufactured by three hardware manufacturers accounted for approximately 39% of the product and 18% of the total revenues during fiscal 2004, 51% of the product and 21% of the total revenues during fiscal 2003, 49% of such product and 25% of total revenues during fiscal 2002. Typically, vendor agreements provide for the Company to be appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days notice or immediately upon the occurrence of certain events, and are subject to periodic renewal.

14. OTHER INCOME

      Due to the expiration of the statute of limitations to obtain a judgment against the Company; a liability carried on its books since 1995 was written off during the year ended June 30, 2003, along with the accrued interest on the debt. In connection with the write-off, the Company recorded other income of $1,862,000, and offset interest expense in the amount of $52,000. The liability was originally recorded as a result of an audit conducted on behalf of a government agency, with respect to a business that the Company divested in 1998.

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

Deferred tax assets and liabilities consist of the following:
(amounts in thousands)
                                                               June 30,
                                                       ------------------------
                                                         2004            2003
                                                       --------        --------
         Deferred tax assets:

           Net operating loss carry forwards           $ 18,600        $ 16,800
           Allowance for doubtful accounts                  150             160
           Unrealized loss on investments                    60              80
           Depreciation                                     210             200
           Accrued vacation                                 130             220
                                                       --------        --------
                                                         19,150          17,460

         Deferred tax liabilities
           Amortization                                     (60)           (180)
         Net deferred tax asset                          19,090          17,280
         Less valuation allowance                       (19,090)        (17,280)
                                                       --------        --------
                                                       $     --        $     --
                                                       ========        ========

      The benefit for income taxes from continuing operations differs from the amount computed applying the statutory federal income tax rate to loss before income taxes as follows:

In 000's                                               Year ended June 30,
                                                  -----------------------------
                                                   2004       2003       2002
                                                  -------    -------    -------
Income tax benefit computed at statutory rate     $ 5,100    $ 1,429    $ 4,300

Income tax benefit not recognized                 $(5,100)   $(1,429)   $(4,102)
                                                  -------    -------    -------

Income tax benefit                                $    --    $    --    $   198
                                                  =======    =======    =======

The Company has net operating losses of approximately $ 60,000,000. Approximately $40,000,000 of such net operating losses are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in 2009-2024.

16. STOCKHOLDERS' EQUITY

      A. Preferred Stock - The Certificate of Incorporation of the Company authorizes the issuance of a maximum of 10,000,000 shares of preferred stock. The Company's Board of Directors has the authority to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of shares of any such series to the extent permitted by the laws of the State of Delaware and the Articles of Incorporation.

      B. In connection with its December 1992 public offering, the Company has 1,707,875 Class A warrants outstanding to purchase Common Stock at $3.30 per share, which originally expired on December 17, 2000. On December 6, 2000, such warrants were extended, at a price of $2.00 per share, until December 11, 2005.

      C. On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of June 30, 2004, 1,506,483 of such shares were converted into 3,766,205 shares of Class A common stock, with a remainder of 683,317 shares not yet converted.

      D. On November 1, 2001, the Company issued an aggregate of $1,057,000 in principal of short-term notes payable, bearing interest at 12% per annum. In connection with the these notes, the investors received a warrant to acquire one-third of a share of Class A common stock for each dollar of note principal, bearing exercise prices of $1.50 and $1.70 per share and are exercisable for three years. The notes were partially repaid ($300,000), and the balance converted into 1,042,039 shares of the Company's Class A common stock, as a part of the June 2002 offering described below.

      E. In June 2002, the Company sold 1,389,293 shares of Common Stock for $1.50 per share and converted short-term notes payable to 1,091,393 shares of Common Stock for $1.50 per share, for an aggregate placement of 2,442,999 shares of Common Stock to accredited investors, and issued warrants to purchase 1,215,666 shares of Common Stock for $1.50 per share. At June 30, 2002, 941,155 of the share certificates and 487,244 of the warrants had been issued and during July 2002 the remaining 1,501,844 share certificates and 728,422 of the warrants were issued. In connection with these sales, the Company paid to a related party a fee of $262,000.

      F. During the fiscal year ended June 30, 2002, the Company issued 229,000 options to accredited investors for services rendered, at exercise prices between $2.00 and $2.28.

      G. During September 2002, in connection with the settlement of the Miletich Derivative Action, the Company received 300,000 shares of its Class A Common Stock with a value of $435,000, and retired the shares during the fiscal year June 30, 2003.

      H. In July 2002, 24,534 shares of Class A Common Stock with a value of $50,000 were issued to an accredited investor as an extinguishment of an account payable.

      I. During August 2002, the Company repurchased and retired 8,000,000 shares of its Class B Common Stock and converted the remaining 10,336,663 shares of Class B Common Stock into the same number of Class A Common Stock shares.

      J. In June 2003, the Company sold 2,221,932 shares of its Common Stock for $0.50 per share for net proceeds of $ 1,111,000. Warrants of 1,111,000 shares were issued in connection with this Offering at a rate of one warrant for each $1 invested exercisable for a period of five years. In connection with the offering, the Company paid a placement agent, the principal of which is a shareholder of the company, a fee in DynTek Common Stock of 666,579 shares that is equal to 30% of the aggregate shares issued in the Offering.

      K. During the year ended June 30, 2003, 126,000 shares of Preferred Stock were converted into 314,000 Class A Common shares. An additional 72,000 previously retired shares were reissued.

      L. In July 2003, the Company sold 4,198,000 shares of its Common Stock at $0.50 per share, for aggregate proceeds, net of costs, of approximately $1,834,000. In addition to fees paid, the Company granted warrants to the aforementioned placement agent to purchase 419,800 shares of Common Stock at the then current market price of $1.00 during five years.

      M. On July 3, 2003, a $5,000,000 note plus $625,000 of interest payable to certain investors was cancelled. The note was originally issued in connection with the Company's acquisition of its Common Stock (see note 19). Accordingly, the cancellation of the note was recorded as an increase to additional paid-in-capital. The investor group also cancelled a warrant to purchase 7,500,000 shares of Company Common Stock that they acquired in the same transaction.

      N. On October 9, 2003, the Company issued 50,000 shares of its Common Stock as payment of an outstanding payable for services rendered in the amount of $50,000.

      O. On October 16, 2003, the Company issued 108,434 shares of its Common Stock valued at $90,000 in connection with the April 1, 2003 Asset Purchase Agreement with Entellus Technology Group.

      P. On December 9, 2003, the Company sold 3,333,333 shares of Common Stock at a price equal to $0.66 per share for an aggregate gross purchase price of $2,200,000. The investors also received two warrants up to 1,666,667 shares of common stock. The first warrant entitles the investor to purchase up to 20% of the Common Stock issued at an exercise price equal to $1.00 per share (the "20% Investor Warrants") and the second warrant entitles the investor to purchase up to 30% of the Common Stock issued at an exercise price equal to $0.75 per share (the "30% Investor Warrants"). Both the 20% Investor Warrants and the 30% Investor Warrants are exercisable immediately at closing and have a five-year term. In addition, the placement agent received, fees (including expense reimbursement) of $189,050 and 500,000 Common Stock purchase warrants which is equal to 10% of the aggregate shares of Common Stock and Common Stock purchase warrants issued on the closing date (and issuable under 20% Investor Warrants and 30% Investor Warrants) at an exercise price of $0.91 per share. Other fees incurred on this transaction amounted to $3,900. On January 15, 2004, the exercise price of the 20% Investor Warrants was reduced to $0.75 in exchange for the investors allowing additional shares to be registered, pursuant to an amendment to the investor's Registration Rights Agreement.

      Q. As a result of a delay in filing a required registration statement with respect to the distribution of Company Common Stock by certain investors, the Company has agreed to issue warrants to such investors. When issued such warrants will give the investors the right to acquire, in the aggregate, up to 2,850,235 shares of common stock at $0.75 per share, all of which underlying shares of common stock are subject to registration rights.

      R. On January 29, 2004, the Company sold an additional 454,545 shares of Common Stock, and warrants to purchase up to 227,273 shares of the Common Stock, for proceeds of $300,000 on the same terms as sold to the investors in the December 2003 private placement described in note P., as amended by the January 15, 2004 Registration Right Agreement Amendment and Allonges. The placement agent was paid a fee amounting to $24,000 in cash and warrants to purchase up to 68,182 shares of Common Stock.

      S. On January 30, 2004, DynTek issued a $3,500,000 principal secured convertible three-year term note to an institutional investor, Laurus Funds (see note 11). In connection with this note Laurus Funds received warrants to purchase up to 425,000 shares of Common Stock at exercise prices ranging from $1.12 to $1.57 per share. Additionally, the Company paid an investment advisory fee of $280,000 (8% of offering proceeds), payable $210,000 in cash and $70,000 in common stock (77,778 shares at a value of $0.90 per share), and issued additional warrants to purchase up to 425,000 shares of Common Stock at $.75 per share. The Company subsequently amended this note into a further note payable, aggregating $6,000,000 principal.

      T. On March 17, 2004, the Company sold 1,780,000 shares of common stock at $0.68 per share, for an aggregate purchase price of $1,210,400. The investors received warrants for 356,000 shares of common stock at $0.90 per share for five years. Placement fees and expenses for the offering were $96,832 and a warrant to purchase 356,000 shares at $.90 per share for five years.

      U. On April 27, 2004, the Company entered into a series of agreements for a private placement of shares of the Company's common stock, for an aggregate gross purchase price of $6,347,480 at a price equal to $1.15 per share. Upon closing, the Company issued (i)

            6,045,239 shares of Common Stock to the Purchasers, (ii) Series A common stock purchase warrants to purchase 1,813,681 shares of Common Stock (or up to 30% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.75 per share (the "Series A Warrants") and (iii) Series B common stock purchase warrants to purchase 1,209,038 shares of Common Stock (or up to 20% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.50 per share (the "Series B Warrants"). In addition, the placement agent received a placement agent fee of $480,849 and was issued 906,782 Common Stock purchase warrants which is equal to 10% of the aggregate shares of Common Stock issued on the closing date (and issuable under Series A Warrants and Series B Warrants) at an exercise price of $1.35 per share. The Series A Warrants and the Placement Agent Warrants are exercisable for a term of five years beginning six months following the closing date and are subject to anti-dilution protection. The Series B Warrants are exercisable for a period of 180 days following the effective date of a registration statement on Form S-3. An additional fee of $60,000 was paid for professional services rendered in connection with the closing. On May 4, 2004, the Company issued an Accommodation Letter to the investors in the April 27, 2004 Securities Purchase Agreement. The investors were provided the opportunity to participate in an additional offering by which each will receive from the Company (i) a number of shares (the "Additional Shares") of Company common stock, which, when added to the number of Shares purchased by the Investor in the Offering, will reduce the price per share paid for the aggregate number of the Shares and the Additional Shares purchased by each Investor respectively to $1.05 per share of Common Stock; (ii) an amendment to the Investor's Series A Warrants acquired in the Offering, reducing the exercise price from $1.75 per share to $1.50 per share and increasing the number of shares of Common Stock for which it can be exercised by 30% of the number of Additional Shares purchased by each Investor respectively; and (iii) an amendment to the Investor's Series B Warrants acquired in the Offering, reducing the exercise price from $1.50 per share to $1.25 per share, and increasing the number of shares of Common Stock for which it can be exercised by 20% of the number of Additional Shares purchased by each Investor respectively. The placement agent also received additional warrants based on 10% of the on the Additional Shares and warrants issued under the Accommodation.

      V. On May 3, 2004, the Company closed the private placement of a $2,500,000 principal secured convertible three-year term convertible debt financing with the Laurus Funds, by amending and restating its original $3,500,000 principal secured convertible term note made to Laurus Funds and creating a $6,000,000 amended and restated Note (see note 11). As part of the transaction, Laurus Funds also received a five-year warrant to purchase 625,000 shares of Common Stock, exercisable at $1.25 per share. The Company also issued warrants to purchase 270,833 of Common Stock to the placement agent.

      W. In June 2004, the Company issued 263,157 shares of the Company's Common Stock valued at $200,000 in connection with the purchase of Woda & Associates.

      X. During the year ended June 30, 2004, 807,000 shares of Preferred Stock were converted into 2,018,000 Common Stock.

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

            The 1992 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of DynTek or other individuals whose participation in the 1992 plan is determined to be in the best interest of DynTek by the compensation committee. In August 2000,

            Directors and Shareholders approved an increase in the number of shares authorized for issuance upon exercise of options granted pursuant to the Plan from 500,000 to 2,000,000. No further options may be issued under the plan as it terminated in June 2002. As of June 30, 2004, 1,644,000 options were granted under the plan, net of forfeitures, at an average price of $1.37 per share.

      B. In November 1997, the Company established the 1997 Stock Option Plan for Non-employee Directors, which authorizes the issuance of options to purchase up to 300,000 shares of Common Stock at an exercise price of 100% of the Common Stock's market price. Options to purchase 170,000 shares of Common Stock were outstanding at June 30, 2004, at an average price of $2.26 per share.

      C. In connection with a merger, on August 14, 2000, the Company assumed the existing Data Systems Network Corp Stock Option Plan. Options granted under the Plan were either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options. Following the assumption of the Plan, no further options can be granted under the Plan. As of June 30, 2004, 130,383 Series A Preferred options were granted under the plan, net of forfeitures, at an average price of $2.14 per share. Upon conversion, such options may be converted into the Company's Common Stock at a ratio of 2.5 shares of Common per share of Preferred.

      D. The 2001 Employee Stock Option Plan was adopted by the Board of Directors in 2001 and 2,000,000 shares of common stock were initially reserved for issuance upon the exercise of options granted pursuant to the plan. In July 2004, Directors and Shareholders approved an increase in the number of shares authorized for issuance upon exercise of options granted pursuant to the Plan from 2,000,000 to 4,000,000. Options granted under the 2001 plan may be either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options.

            The 2001 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of DynTek or other individuals whose participation in the 2001 plan is determined to be in the best interest of DynTek by the compensation committee. As of June 30, 2004, 465,000 options were granted under the plan, net of forfeitures, at an average price of $1.79 per share.

      E. DynTek maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by DynTek (which are discretionary) or by plan participants through elective salary reductions. During the fiscal year ended June 30, 2003 and 2002, contribution expense was $125,000 and $60,000 respectively. No contributions were made to the plan by DynTek during the fiscal year ended June 30, 2004.

18. ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

      The Company recognized expenses during the fiscal years ended June 30, 2003 and June 30, 2002 resulting from warrants granted for services, in the amount of $16,000 and $325,000 respectively. Fully vested five year warrants to purchase 8,046,873 shares of the Company's common stock at an average exercise price of $0.87, were issued during the fiscal year ended June 30, 2004 in connection with private placement of securities. Additionally,1,813,561 Series A warrants were issued at an exercise price of $1.50 and 1,209,038 Series B warrants at an exercise price of $1.25 in connection with private placements of securities. The Series A warrants are five years warrants and vest six months following the effective date of the registration statement. The Series B warrants are six month warrants and were fully vested upon issuance. Also, in connection with the issuance of a convertible note, 1,050,000 warrants were issued at an average exercise price of $1.30.

      During the fiscal year ended June 30, 2004, 7,500,000 warrants acquired by an investor group were cancelled. (See Note 25) An additional, 290,000 warrants expired during the fiscal year ended June 30, 2004.

      Proceeds of $1,040,721 were received from in April 2004 for the exercise of 1,382,577 warrants to purchase shares of the Company's common stock.

      The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's Common Stock:

                                     Stock options under Plans                          Other Options and Warrants
                         ------------------------------------------------   -------------------------------------------------
                                                Weighted                                           Weighted
                                     Weighted    Average                                            Average
                                      Average   Remaining                                          Remaining
                                     Exercise  Contractual                                        Contractual
                          Shares       Price   Life (years)  Exerciseable     Shares      Price   Life (years)   Exerciseable
                         ---------   --------  ------------  ------------   -----------   -----   ------------   ------------
Outstanding at
  June 30, 2001          2,635,251     1.60        7.7         1,510,522     3,931,875     2.12        3.9         3,909,375
  Granted                  963,000     2.06        ===         =========     1,259,255     1.61        ===        ==========
  Canceled                 (67,116)    1.77                                   (839,389)    2.27
  Exercised               (109,139)    0.97                                    (74,711)    0.94
                         ---------                                          ----------
Outstanding at
  June 30, 2002          3,421,996     1.81        5.6         2,221,377     4,277,000     1.96        3.5         4,072,000
                         =========                 ===         =========    ==========                 ===        ==========
  Granted                  160,000     1.81                                  9,389,388     3.49
  Canceled                (459,723)    1.92                                    (35,000)    2.06
  Exercised                      0       --                                    (10,000)    1.21
                         ---------                                          ----------
Outstanding at
  June 30, 2003          3,122,273     1.77        4.9         2,766,937    13,621,388     3.02        3.2        13,621,388
                         =========                 ===         =========    ==========                 ===        ==========
  Granted                   50,000      .80                                 12,119,472      .93
  Canceled                (705,930)    2.37                                 (7,790,000)    1.34
  Exercised                 (4,000)    1.09                                 (1,382,577)     .75
                         ---------                                          ----------
Outstanding at
  June 30, 2004          2,462,343     1.57        4.7         2,462,343    16,568,283     1.26        3.5        14,754,722
                         =========                 ===         =========    ==========                 ===        ==========

19. Dyncorp Settlement Agreement

      On August 20, 2002, DynTek entered into the Settlement Agreement with DynCorp its principal stockholder, pursuant to which each of DynTek and DynCorp agreed to settle all disputes between them, including those resulting from DynTek's acquisition by merger of DynCorp's former wholly-owned subsidiary, DMR, in December 2001. As part of the Settlement Agreement, DynCorp sold to DynTek 8,000,000 shares of DynTek Class B common stock at a price of $.625 per share, converted its remaining 10,336,663 shares of Class B common stock (constituting the balance of all outstanding Class B common stock) to DynTek Class A common stock, paid to DynTek $5,000,000 to defray losses incurred by DynTek from its operations under the terms of a contract with the Commonwealth of Virginia acquired by DynTek in connection with the DMR merger, and provided a general release to DynTek and its affiliates from any and all claims that it might have against such persons. Such reimbursement of $5,000,000 was recorded as an offset to costs incurred under the Virginia contract. Under the Settlement Agreement, DynTek agreed to pay for the Class B common stock shares acquired from DynCorp with a $5 million principal unsecured, subordinated note maturing on January 2, 2007. DynTek also agreed to issue to DynCorp warrants to acquire 7,500,000 shares of Class A common stock exercisable for three years at $4.00 per share (the "Warrants"), and provide a general release to DynCorp and its affiliates from any and all claims that it might have against such persons. On July 3, 2003, DynCorp transferred the note and the common stock purchase warrants to certain investors who subsequently cancelled each of the financial instruments.

20. DISCONTINUED OPERATIONS

      Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to the non-emergency transportation brokerage services previously provided by the Company. The assets sold consisted of the Company's interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by the Company as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The Purchase Price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain an extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004, under certain specified conditions. In June 2004, the Company received $392,000 as payment for the one year contract extension with the

Illinois Department of Public Aid. As part of the Agreement, DynTek Services also agreed to not compete with First Transit in the business which was sold.

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

Major assets disposed (in thousands):

                                                                         2003
                                                                       --------
         Purchase Price                                                $  6,450
         Goodwill                                                       (11,950)
         Acquired customer list                                            (560)
         Property, Plant & Equipment, net                                  (249)
                                                                       --------
         Net Loss on Disposal of Discontinued Operations               $ (6,309)
                                                                       ========

The results of the discontinued operations are (in thousands):

                                                   2004      2003        2002
                                                  ------   --------    --------
Twelve months ended June 30,
Sales to external customers                          --    $ 22,983    $ 22,965
                                                   ====    ========    ========

Loss from Disposal of Discontinued Operations       392      (6,309)         --

Gain (Loss) from Discontinued Operations, net      (456)     (3,257)     (7,034)
                                                   ----    --------    --------

Total Gain (Loss) from Discontinued Operations      (64)     (9,566)     (7,034)
                                                   ====    ========    ========

      As of June 30, 2004 and June 30, 2003 total current liabilities of discontinued operations were $4,181,000 and $5,888,000 respectively, which are comprised of accounts payable and a note payable. A significant portion of such payables are owed to third party vendors and are subject to an interpleader action (see note 24).

      In June 2002, the Company negotiated a settlement with a discontinued operations subcontractor for outstanding payments due. As payment in full for outstanding accounts payable from the discontinued services rendered, the Company provided a note payable of $250,000. The promissory note to the subcontractor for $250,000 bears interest at 8% per annum and is payable over three years in twelve (12) equal quarterly installments of $23,640. The Company is currently not in compliance with the agreement and is in discussions with the holder of the note regarding revising the payment terms. This note balance of $240,000 as of June 30, 2004 is recorded within current liabilities of discontinued operations.

21. BUSINESS SEGMENTS

      DynTek's operations for the fiscal year 2004 are organized along its product lines and include two segments - Business Process Outsource Services and Information Technology Services segments. The Information Technology Services segment provides a range of specialized IT infrastructure services: system architectural design, legacy systems integration, network engineering, applications development, network security services, help desk support and operational support, primarily to state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among nine states California (including the principal executive office), Florida, Louisiana, Massachusetts, Michigan, Texas, New Mexico, Virginia and New York, with employees situated in locations that are convenient to client sites.

      The Business Process Outsourcing segment contracts outsourced program operations for state government agencies in several areas including the privatization of child support enforcement services. Our business process outsourcing customers have included various governmental departments in the states of California, Colorado, North Carolina, Kansas and Nebraska. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above.

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

                                                Reportable Business Segments
                                             ----------------------------------
                                              Business    Information
                                               Process    Technology
                                             Outsourcing   Services     Total
                                             -----------  -----------  --------
Fiscal year ended June 30, 2004
Sales to external customers                   $  9,522     $ 40,425    $ 49,947
Depreciation and amortization expense              462        2,523       2,985
Net loss from operations                       (10,585)      (8,350)    (18,935)
Net interest expense (income)                       --          840         840
Total assets                                    14,592       31,057      45,649
Capital expenditures                                81          114         195

Fiscal year ended June 30, 2003
Sales to external customers                   $  8,493     $ 44,154    $ 52,647
Depreciation and amortization expense              481        2,248       2,729
Net loss from Operations                           (69)      (4,134)     (4,203)
Net Interest expense                               177          929       1,106
Total assets                                    28,172       24,955      53,127
Capital Expenditures                                30           79         109

Fiscal year ended June 30, 2002
Sales to external customers                   $  4,950     $ 55,127    $ 60,077
Depreciation and amortization expense              174        2,546       2,720
Net loss from operations                          (568)     (11,811)    (12,379)
Net interest expense (income)                        7        2,281       2,288
Total assets                                    47,738       32,781      80,519
Capital expenditures                                56           75         131

22. COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

      The Company is obligated under two non-cancelable leases for aggregate base annual rent of approximately $198,000 (California) and $74,000 (Louisiana) through August 2005 and December 2008, respectively. The Company also leases 11 separate direct sales offices and 10 other commercial facilities containing an aggregate of approximately 56,000 square feet under leases with terms ranging from month-to-month to five years. Total rent expense for the fiscal years ended June 30, 2004, 2003 and 2002 was $ 1,367,000, $ 1,358,000 and $1,534,000
respectively. At June 30, 2004, future minimum rental payments under non-cancelable operating leases are as follows:

         Year Ending
          June 30,                                 Amount
         -----------                               ------
            2005                                   $  874
            2006                                      329

            2007                                      200
            2008                                      187
            2009                                      130
                                                   ------
                                                   $1,720
                                                   ======

      On October 11, 2002, Merisel Americas, Inc. filed a breach of contract complaint in Superior Court of California, Southwest District. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. In July 2003, the Company entered into an agreement with Merisel to repay the liability and accrued interest and expenses, with an obligation to make payments over the next twelve (12) months in an aggregate amount of $567,402 which was paid during fiscal year 2004.

      On December 31, 2002, the Company settled all amounts due of approximately $713,000, net of a related receivable of $187,000, under the previous agreement to purchase the assets of Exodus Communications, Inc. ("Exodus") for a total amount of $100,000. As of June 30, 2003, $75,000 remained due and was paid during fiscal year 2004.

      On April 7, 2003 Westcon, Inc. filed a breach of contract complaint in the Supreme Court of New York State, County of Westchester. The complaint arose from the Company's failure to make payments within the terms of the reseller agreement. The Company does not dispute the amount due of $ 413,000 and has negotiated payment terms. As of June 30, 2004 $263,000 remained outstanding and such amount is included in the Company's accounts payable.

      Effective October 8, 2003, the Company and James Linesch, its Chief Financial Officer, entered into an Amendment to Employment Agreement, with respect to his Employment Agreement dated August 14, 2000 as previously amended on August 15, 2001. Under the revised terms, the Company reduced Mr. Linesch's salary from an annual rate of $200,000 to $150,000 effective November 1, 2003. On November 1, 2004, his salary shall be further reduced to an annual rate of $100,000 for one year, and the Employment Agreement shall terminate on October 31, 2005 without further obligation by the Company. Effective July 1, 2004, Mr. Linesch resigned all official positions including Chief Financial Officer and Director. A lump sum payment of $177,075 was issued pursuant to his Employment Agreement.

      As of March 1, 2004, the Company entered a into series of agreements with Young Williams, P.C. Under the Services Agreement, Young Williams, P.C. will manage certain contracts of the Company pursuant to which it provides child support services. Since the effective date of the agreement, such revenue for the contracts was $1,402,000 and management expenses for Young Williams was $123,428 for the year ending June 30, 2004. The Company will pay Young Williams a fee of 12% of revenues under the contracts, and the Company will remain responsible for the operating expenses related to the contracts managed by Young Williams, P.C., for the current term and option year extensions of each contract. In the event of a contract renewal past the current terms and option years, Young Williams will have the right to bid the contracts. If Young Williams is awarded a new contract, it will pay the Company 4% of revenues under the contract during the awarded term through February, 2010.

      The Company also (i) sold licenses of its ProductivIT software to be used in connection with the performance of the child support enforcement management services, for $900,000, and (ii) will provide maintenance and support of the licensed technology, in each case to Child Support Technology, a subsidiary of Young Williams P.C. As of June 30, 2004, the Company received $350,000. The remaining balance due will be paid during the next nine months as per the terms of the agreement.

23. RELATED PARTY TRANSACTIONS

      In March 2001, the Company purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers to supplement other market segment services. As a result of its investment, the Company assigned one of its directors to become the chairman of the board of directors of LaborSoft. The Company has a service agreement to provide infrastructure services to LaborSoft, on a cost plus fee-for-service basis. The Company accounts for its investment under the equity method of accounting, and has therefore recognized its pro-rata portion of the losses incurred by this affiliate, since March 2001, in the amount of $456,000. Such losses have eliminated the carrying value of the LaborSoft investment.

      On September 30, 2003, the Company received additional security collateral for its accounts receivable due from LaborSoft Corporation ("Laborsoft"), a 25% equity investee of the Company, by obtaining a Promissory Note and Security Agreement in the amount of $636,000 that LaborSoft owes the Company, for previously delivered services. The Company established a $200,000 reserve against the carrying value Promissory Note. The Company also has $133,000 of trade receivables due from LaborSoft for current services. (see note 7).

24. LEGAL MATTERS

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

NEW ENGLAND LIFE INSURANCE

      On November 4, 2003, New England Life Insurance Company filed a breach of contract complaint in Orange County Superior Court of California. The complaint arose from the cancellation of a contract for health insurance benefits and non payment of remaining fees. The claim is for $534,000, a part which the company disputed. The Company reached a settlement and made a payment for $360,000 in May 2004.

COMMONWEALTH OF VIRGINIA

      Effective December 15, 2002, the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that the Company issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extended through June 2003. In connection with initially entering the contract, a bond was posted by a DynCorp, Inc. for the Company's payment performance to the transportation providers. A number of such providers caused the bond to be called, initiating a process of disbursing approximately $2,400,000 (the "Bonded Amount") of payments to providers with verified claims due. The Company has arranged for a limited release of indemnification by DynCorp, Inc. of the Company's obligation to pay to the bonding company and to reimburse the third party for its obligation to fund, respectively, in an amount not to exceed the Bonded Amount to the extent that the Company otherwise would have an obligation to fund or reimburse such parties with respect to the bond. The bonding company filed an interpleader action to distribute the penal sum of the bond on July 22, 2003. As a result of the Company being released from its obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to the Bonded Amount, its liability to such providers has in effect been reduced by the Bonded Amount. When the individual claims are determined for each provider, in accordance with court procedures, the interpled funds shall be disbursed. Should valid claims remain outstanding after the disbursement of the interpled funds, certain providers may continue to pursue their claims after the interpleader proceedings are concluded. While the interpleader is in process, the Company has offered to make payments to providers with valid claims of approximately $100,000 per month, commencing in September 2003, until whatever shortfall amount as the Company determines to exist in excess of the Bonded Amount is paid.

      A number of the vendors that provided transportation services in the Commonwealth of Virginia have initiated separate legal demands for payment. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of August 2003, actions for collection are pending in 5 separate proceedings. Ali Medical, et.al, a joint case of 27 providers for approximately $1,042,000, is the largest of the claims. The Ali Medical joint case was consolidated with the above-referenced interpleader action for all purposes. The remaining four proceedings are for an aggregate amount of approximately $625,000, a portion of which has been disputed based on billings for services that were not provided under the agreements or on billings which were outside the terms of the subcontracts. The Company believes that these claims will be fully resolved following evaluation of the claims against those services authorized by them and those rates permitted in subcontracts. Provisions in the financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

25. SUBSEQUENT EVENTS

      Effective July 1, 2004, Mr. James Linesch resigned as Chief Financial Officer and a member of its Board of Directors. Mr. Linesch received a lump sum severance payment under the terms of his Employment Agreement.

      On July 1, 2004, Mr. Robert Webber was named Chief Financial Officer, effective July 12, 2004. An employment agreement is currently being negotiated.

      Effective July 1, 2004 the Textron agreement was amended and extended for an additional period of (24) twenty four months.

      On July 15, 2004, shareholders approved the amendment of the Amended and Restated Certificate of Incorporation. The amendments eliminated all shares of our authorized Class B common stock, none of which were currently outstanding, and increased the number of authorized shares of Class A common stock, the remaining class of common stock, from 70,000,000, par value $.0001, to 150,000,000, par value $.0001, and reclassify such stock as "common stock." Additionally, the shareholders approved an increase in the number of shares of common stock available for issuance upon exercise of options granted under our 2001 Employee Stock Option Plan (the "2001 Plan") from 2,000,000 shares of common stock to 4,000,000 shares of common stock.

      On August 17, 2004, the Company entered into a nonbinding Expression of Interest Agreement to purchase a Company, the transaction is scheduled to close around September 30, 2004. The minimum total expected purchase price is approximately $3,500,000 payable in stock and cash.

26. UNAUDITED QUARTERLY DATA

The numbers below have been restated for prior periods for discontinued operations. As part of the year end evaluation the Company reviewed the Business Process Outsource contracts and determined that due to lower than expected government spending and reduced projected forecasted growth rates related to those contracts that an additional impairment charge of $ 8,600,000 was recorded at June 30, 2004. The total Goodwill impairment charge for fiscal year ended June 30, 2004 was $ 11,600,000.

                        Selected Quarterly Financial Data
                  (Dollars in thousands, except per share data)

                                        Sep.30      Dec.31      Mar.31      Jun.30      Sep.30      Dec.31      Mar.31      Jun.30
                                         2002        2002        2003        2003        2003        2003        2004        2004
                                       --------    --------    --------    --------    --------    --------    --------    --------
Revenue                                $ 14,148    $ 11,840    $ 12,012    $ 14,647    $ 12,925    $  9,801    $ 12,096    $ 15,125
Gross Profit                           $  2,818    $  1,989    $  2,507    $  2,245    $  2,284    $  1,353    $  2,483    $  2,816
Net Income (loss)
  Continuing
  Operations                           $ (1,185)   $ (1,208)   $    848    $ (2,658)   $ (1,522)   $ (5,450)   $   (984)   $(10,979)
Net Income (loss)
  Discontinued
  operations                           $     84    $    178    $   (342)   $ (9,486)   $   (175)   $    (30)   $    (23)   $    164
Basic and diluted
  income (loss) per
  share-Continuing
  Operations                           $   (.03)   $   (.03)   $    .03    $   (.08)   $   (.04)   $   (.12)   $   (.02)   $   (.23)
Basic and diluted
  income (loss) per
  share-Discontinued
  Operations                           $     --    $    .01    $   (.01)   $   (.26)   $     --    $     --    $     --    $     --

27. Management's Liquidity Plans



      At June 30, 2004, we had working capital of approximately $425,000, as compared to a working capital deficit of $11,273,000 at June 30, 2003. Our loss from continuing operations for the year ended June 30, 2004, which amounted to $18,935,000, includes $2,985,000 of depreciation and amortization and a $11,600,000 goodwill impairment charge.

      We were able to improve our working capital position during 2004 by using proceeds we received from private placement equity transactions, issuances of notes and the extension of our working capital credit facility to reduce our outstanding trade accounts payable. Our accounts receivable balance increased principally as a result of delays that we are experiencing with respect to the collection of certain accounts due from a major customer that had administrative delays due to review of its vendor payables and related policies and procedures. Historically, we have had a low occurrence of losses with respect to our accounts receivable and do not believe that any conditions exist that would complicate our ability to collect the balances that are due as of June 30, 2004. The increase in our inventory includes certain costs that we incurred in connection with originating various maintenance and product sales contracts during the quarter ended June 30, 2004.

      During the year ended June 30, 2004, we consummated a series of private placement transactions in which we issued 15,894,000 shares of our common stock for net proceeds of approximately $11,001,000. We also received $1,041,000 in connection with the exercise of warrants to purchase 1,383,000 shares of our common stock, and $5,438,000 in connection with the issuance of additional debt under a secured note agreement with Laurus Funds, as amended. On July 3, 2003, we realized an additional liquidity benefit, when an investor group cancelled a note payable by us of $5,000,000 plus accrued interest of $625,000 that we originally issued in connection with an acquisition of our common stock. Accordingly, we recorded the cancellation of the note as an increase to our additional paid-in-capital. Our ability to consummate the above noted financing transactions and negotiate a cancellation of the note payable to the investor group enabled us to reduce our total liabilities by $7,458,000 and contributed to the $3,980,000 net increase in stockholders' equity.

      In July 2003, we were also released from an obligation to indemnify DynCorp for approximately $2,400,000 of claims under a performance bond related to the discontinued Virginia contract. Such claims are currently included in current liabilities of discontinued operations in our June 30, 2004 balance sheet. The performance bond, which is fully funded in an escrow account that is not included in our balance sheet, was established for the benefit of our vendors in connection with the inter-pleader action. The funds available under such performance bond will be used to reduce the aggregate balance of amounts owed to such vendors upon the settlement of the inter-pleader action described in Note 24, which we expect to occur in the fall of 2004. Accordingly, we anticipate that our working capital position will further improve upon the $2,400,000 reduction in liabilities of discontinued operations that would be funded upon the disbursement of funds that are available under the performance bond.

      In June 2004, we also received $392,000 from First Transit Inc. in connection with the first year extension of the Illinois Department of Public Aid services contract relating to our discontinued operations Asset Purchase Agreement with First Transit, Inc. The Asset Purchase Agreement provided for First Transit to pay up to $1,750,000 to us in the event they are able to obtain extensions of contracts that we transferred to them as part of the sale of our discontinued operation. We believe that we will receive additional payments upon further contract renewals in the future.

      On July 31, 2004, our credit facility agreement with an agency of Textron Financial Corporation ("Textron") was amended and extended for 24 months through June 30, 2006. The amended Textron facility provides us with a full notification factoring facility for up to $7,000,000 of working capital. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, less a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.0% (6.25% at June 30, 2004). Additionally, a 0.15% discount fee is charged at the time of purchase. As of June 30, 2004, the outstanding balance under such credit facility amounted to $2,454,000. Should we require additional working capital, we would consider divesting certain of our contracts or other assets that may not be critical to the business.

      Based on our current business plans, we believe that our working capital is sufficient to fund our operations through the year ended June 30, 2005. We believe that the overall reduction of our debt and improvements that we have made in our working capital position will enable to us improve the performance of our existing business without significantly increasing the level of capital we have invested in the business. We also intend to continue trying to expand the scope of products and services that we offer by acquiring other businesses with complementary technologies, services or products. Should we identify suitable acquisition candidates, we anticipate financing such acquisitions by using a combination of our own working capital and funds that we would attempt to raise by issuing additional equity debt and/or equity securities. There can be no assurance, however, that we will be successful in our efforts to identify suitable acquisition candidates or that if we identify suitable candidates, that we will be able to obtain the financing we would need to complete such transactions.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the fiscal year ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      During the most recent fiscal quarter, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      Our executive officers and directors as of September 13, 2004 are as follows:

                                         Principal Occupation, Business
Name                     Age              Experience and Directorships
----                    ----             ------------------------------
Steven J. Ross           46      Since February 2000, Mr. Ross has been DynTek's
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

Robert I. Webber         45      Mr. Webber joined DynTek as Chief Financial
                                 Officer in July 2004 and the Board in September
                                 2004. Mr. Webber has held several senior management positions in technology and service companies. From 2000 to 2002, he was President and CEO of MindArrow Systems, Inc., a public company which was merged into Avalon Digital
                                 Marketing Systems, Inc. in late 2002. Mr.
                                 Webber became CEO of Avalon, which filed for protection under Chapter 11 of the Federal
                                 Bankruptcy Code in September 2003, and
                                 continues to serve as Chairman of the
                                 reorganized Avalon board of directors. From
                                 1997 to 2000, he was President and CEO of privately-held Silicon Film Technologies, Inc., and President and COO of Intelogis, Inc., a Novell spin-off that developed power-line networking technology. Before that, he worked several years for the management consulting firm, McKinsey & Company, Inc., where he focused on technology and post-merger management, and practiced corporate and securities law with Skadden, Arps, Slate, Meagher & Flom in Los Angeles, California. Mr.
                                 Webber holds a B.A. from B.Y.U., a Juris Doctor degree from Columbia Law School, and an M.B.A.
                                 from Harvard Business School.

Brian D. Bookmeier       46      Mr. Bookmeier is the Director of Operations at
                                 ModeEleven, Inc. as well as a member of its Board of Directors. ModeEleven is a privately held software development company that specializes in desktop communication platforms.
                                 He has served on DynTek's Board of Directors since 1995 and is a member of the Audit
                                 Committee. In addition, from 1993 until 2000
                                 Mr. Bookmeier was DynTek's President and Chief
                                 Executive Officer. Prior to its merger with DynTek, he served as Executive Vice President and a Director at Patient Care Services.
                                 Patient Care Services, was a home medical supply company that specialized in diabetes management. Since 1997, Bookmeier has served on the Board of Directors of Azurel, Ltd. (OTC BB:
                                 AZUR.OB) a public company that filed for protection under Chapter 11 of the Federal
                                 Bankruptcy Code in 2001, and has since
                                 converted its

                                         Principal Occupation, Business
Name                     Age              Experience and Directorships
----                    ----             ------------------------------
                                 Bankruptcy filing to Chapter 7 under the Federal Bankruptcy code. He continues to serve as Chairperson of the Audit and Compensation Committees of the Reorganized Board of Azural, Ltd. Azurel manufactured and packaged private label cosmetics and women's apparel. Along with his service on the company's Board, he also served as Azurel's interim President and CEO. From 1997 through 2001, Bookmeier was an investor and Vice President of Seven Sons, Inc., d/b/a/ Las Vegas Golf and Tennis of Novi, Michigan. Seven Sons was in the business of franchised retailing of golf and tennis products, and has discontinued operations. Prior to his involvement with Azurel and Seven Sons, he was an investor and member of Functional Physical Therapy's Board of Directors from 1992 until 1995. Functional Physical Therapy, Inc., a wholly owned subsidiary of Functional Home Therapy, Inc., was a provider of multiple therapies delivered in clinical and home settings.

Dr. Michael W. Grieves   54      Dr. Grieves has been a director since August
                                 14, 2000. Previously, Dr. Grieves had served as
                                 Data Systems Corporation's President, Chief
                                 Executive Officer and Chairman of the Board since its inception in 1986. Prior to 1986, Dr.
                                 Grieves served in executive, managerial and technical capacities with Computer Alliance
                                 Corporation, a turnkey system house; Quanex
                                 Management Sciences, a computer services bureau; and Lear Siegler Corporation. He has more than 35 years of experience in the computer industry. Dr. Grieves has a part-time appointment in the Mechanical Engineering department of the College of Engineering at the University of Michigan.

Marshall Toplansky       53      Mr. Toplansky has been a director since October
                                 2002. Mr. Toplansky founded the consulting firm
                                 Core Strategies in 1996, of which he remains
                                 Chairman. The firm specializes in evaluating marketing strategies and identifying growth opportunities for technology-based companies.
                                 He also serves as Vice President, Marketing
                                 Insight and Strategy at Gateway, Inc. From 1994 to 1996, he served as Senior Vice President of Sales and Marketing for enterprise software publisher Open Environment. He was Vice
                                 President of Marketing for modem manufacturer
                                 U.S. Robotics from 1989 to 1994. Mr.
                                 Toplansky's other positions have involved advertising and data base direct marketing management, primarily with Ogilvy & Mather. Mr.
                                 Toplansky had previously served as a member of the board of directors of CompTIA, the country's largest technology trade association, and had also service as president of the Harvard Business School Association of Orange
                                 County.

      In compliance with Section 406 of the Sarbanes-Oxley Act of 2002 and the Nasdaq corporate governance listing standards, the Company has adopted a code of conduct that is applicable to all of the Company's employees and directors. Interested parties may request a copy of this conduct of conduct, free of charge, by delivering a written request addressed to the Chief Financial Officer, DynTek, Inc., 18881 Von Karman Ave., Suite 250, Irvine, California 92612. The Company will disclose any amendments to the code of conduct and any waivers from the code of conduct for directors and officers by posting such information on its website at www.dyntek.com

      The members of the Audit Committee of the Board of Directors (the "Audit Committee") are Dr. Michael W. Grieves (Chairperson), Brian D. Bookmeier and Mr. Marshall Toplansky all of whom meet the definition of "independence" set forth in the NASDAQ corporate governance listing standards. The Board of Directors has also determined that Dr. Grieves is an "audit committee financial expert," as defined by the rules of the SEC. As the former President and Chief Executive Officer of Data Systems Network

Corporation, Dr. Grieves has relevant experience to qualify and serve as the "audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon its review of the copies of reports furnished to the Company, or written representations from directors, officers and persons holding ten percent (10%) or more of a registered class of the Company's equity securities, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to any such reporting person were made with respect to the Company's fiscal year ended June 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid during the three years ended June 30, 2004 to our chief executive officer and our other most highly paid executive officers whose annual salary and bonus, exceeded $100,000 for all services rendered to us during each such annual period.

                                            Annual
                                         Compensation                           Long Term Compensation
                                         ------------                           ----------------------
                                                               Other
                                                               Annual      Restricted                         All Other
                          Fiscal                               Compen-        Stock     Options/     LTIP      Compen-
Name and Position          Year       Salary($)    Bonus($)    sation         Awards    SARs (#)    Payouts    sation
-----------------         ------      ---------   ---------  ------------  -----------  --------    -------   ---------
Steven J. Ross             2004       $430,000    $125,000    $100,000(1)       --       10,000        --      $12,669
President, Chief           2003       $400,000    $100,000    $ 25,000          --           --        --           --
  Executive Officer        2002       $376,000    $205,000    $ 70,000          --       75,000        --      $40,431
  and Chairman of
  the Board

James Linesch              2004       $179,200          --    $ 25,000          --       10,000        --      $ 9,292
Chief Financial            2003       $200,000    $ 25,000    $ 25,000          --           --        --      $ 6,000
  Officer, Executive       2002       $179,000    $ 75,000    $ 25,000          --       45,000        --      $ 6,321
  Vice President
  and Director

Wade Stevenson             2004       $155,000    $ 10,000          --          --           --                $ 6,065
Vice President             2003       $140,000    $ 10,000          --          --           --        --           --
Finance                    2002       $129,000    $ 20,000          --          --           --        --           --

Arion Kalpaxis             2004       $176,000          --          --          --           --        --      $12,307
Chief Technology           2003       $176,000          --          --          --           --        --           --
  Officer                  2002       $176,000          --          --          --           --        --           --

(1) Mr. Ross received $75,000 in consideration for the early termination of the December 10, 2001 Employment Agreement. Additionally, Mr. Ross received $25,000 for his service as the Chairman of the Board of Directors.

Option Grants

      The following table sets forth certain information, as of June 30, 2004, concerning individual grants of stock options made during the fiscal year ended June 30, 2004 to each of the persons named in the Summary Compensation Table above. Options to purchase 20,000 shares of Common Stock were granted to employees including the named executive officers, during the fiscal year June 30, 2004.

              Option/SAR Grants in Fiscal Year Ended June 30, 2004

                            Number of                                        Potential Realizable Value at
                            Securities     Percent of Total                      Assumed Annual Rates
                            Underlying       Options/SARs     Exercise or          of Stock Price
                           Options/SARs       Granted in       Base Price           Appreciation
     Name                    Granted         Fiscal Year         ($/Sh)            for Option Term
     ----                  ------------    ----------------   -----------    -----------------------------
     (a)                        (b)              (c)              (d)            5%                 10%
Steven J. Ross                10,000             20%              $.80          $400               $800
James Linesch                 10,000             20%              $.80          $400               $800
Wade Stevenson                    --             --                 --            --                 --
Arion Kalpaxis                    --             --                 --            --                 --

      The following table sets forth information concerning exercises of stock options by each of the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2004 and the fiscal year-end value of options held by such named individuals. In accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent our estimate or projection of future Common Stock prices, and no assurance can be given that the rates of annual compound stock appreciation assumed will be achieved.

              AGGREGATED OPTION/SAR EXERCISED IN FISCAL YEAR ENDED JUNE 30, 2004 AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             Number of Securities           Value of Unexercised
                                                            Underlying Unexercised              In-The-Money
                            Shares                          Options/SARs At Fiscal            Options/SARs At
                          Acquired on        Value               Year-End (#)               Fiscal Year-end ($)
    Name                  Exercise (#)    Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable(1)
    ----                  ------------    ------------    -------------------------    ----------------------------
     (a)                      (b)             (c)                    (d)                            (e)
Steven J. Ross                --               0                  954,000/0                      $8,330/$0
James Linesch                 --               0                  410,000/0                        $0/$0
Wade Stevenson                --               0                   62,250/0                        $0/$0
Arion Kalpaxis                --               0                   15,000/0                        $0/$0

(1) Market value of underlying securities at fiscal year end minus the exercise price of "in-the-money" options. The closing sale price for our Common Stock on June 30, 2004 as reported on the Nasdaq SmallCap Market was $0.80 per share.

Employment Agreements

      On December 10, 2001, we entered into an employment agreement with Steven
J. Ross, our President, Chief Executive Officer, and Chairman of the Board, which replaced the prior employment agreement dated January 2, 2001. The December 10, 2001 Employment Agreement was terminated early in June 2004. Mr. Ross received $75,000 in consideration for the early termination. A new employment agreement is currently being negotiated.

      On October 13, 2003, we amended the November 9, 1998 employment agreement with Wade Stevenson, our Vice-President of Finance. The amendment extends the term of the agreement from November 8, 2003 to November 8, 2004. Mr. Stevenson's current base salary is $160,000. Based upon meeting criteria established by mutual consent of Mr. Stevenson and our Chief Financial Officer, and then upon further approval by the Board of Directors (which actions by the Board of Directors are taken by its Compensation Committee), Mr. Stevenson is entitled to receive an annual bonus, payable quarterly, the aggregate amount of which is equal to at least 25% of his annual base salary. In the event Mr. Stevenson is terminated without cause he shall receive severance payments equal to 6 months of his current base salary. In the event of a change in his duties, reduction of salary, benefit levels, a relocation of the primary employment location greater than 50 miles, or should there be a change in control defined as a change in the Chief Executive Officer, a change in two-thirds or more of the Company's Board of Directors or, a change of more than 30% of the total shares outstanding, Mr. Stevenson may deliver written termination notice within three months of such event. The Company shall then provide severance compensation and benefits for a period of 6 months. Additionally, all options granted to Mr. Stevenson during his employment term that are exercisable to acquire common stock will become fully vested.

      Effective October 8, 2003, the Company and James Linesch, its Chief Financial Officer, entered into an Amendment to Employment Agreement, with respect to his Employment Agreement dated August 14, 2000 as previously amended on August 15, 2001. Under the revised terms, the Company reduced Mr. Linesch's salary from an annual rate of $200,000 to $150,000 effective November 1, 2003. On November 1, 2004, his salary shall be further reduced to an annual rate of $100,000 for one year, and the Employment Agreement shall terminate on October 31, 2005 without further obligation by the Company. Effective July 1, 2004, Mr. Linesch resigned all official positions including Chief Financial Officer and Director. A lump sum payment of $177,075 was issued pursuant to his Employment Agreement.

Compensation of Directors

      Directors are paid an annual Board Membership fee of $25,000 and are reimbursed for certain reasonable expenses incurred in attending Board or Committee meetings. The Chairman of the Audit Committee and the Chairman of the Compensation Committee are each paid an additional fee of $50,000 and $25,000, respectively, for service in those positions, effective July 2003. Currently, Dr. Grieves is Chairman of both the Audit Committee and the Compensation Committee. Directors are eligible for awards under DynTek's 1997 Non-employee Directors' Stock Option Plan. The Non-employee Directors' Plan provides for option grants with respect to 10,000 shares of Common Stock to be made to each eligible director upon each July 1st on which such director is a member of DynTek's Board of Directors. Options are exercisable for 5 years after the date of grant. The exercise price for any option under the plan shall be equal to the fair market value of the Common Stock at the time such option is granted. The plan provides that grants thereunder vest immediately. During the year ended June 30, 2004, each of Messrs. Bookmeier, Toplansky and Grieves received grants in accordance with the Non-employee Directors' Plan.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      For the year ended June 30, 2004, Messrs. Ross, Grieves and Toplansky served on DynTek's Compensation Committee, with only Mr. Ross being an employee of DynTek. For information concerning Mr. Ross' Employment Agreement, see "Employment Agreements and Consulting Agreements", above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information regarding the beneficial ownership of outstanding shares of Common Stock as of September 23, 2004 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock, referred to as the 5% owners. For purposes of the following table, the number of shares of Common

Stock assumes the conversion to Common Stock of all outstanding shares of Preferred Stock. No person holds 5% or more of the outstanding Preferred Stock.

                                        Number of Shares          Percentage
    Name and Address of                 of Common Stock         Outstanding of
    Beneficial Owner (1)             Beneficially Owned (2)   Common Stock Owned

Laurus Master Fund, Ltd. (3)               7,112,802                 12.1%
PO Box 1234
Queensgate House
South Church Street
Grand Cayman, Cayman Islands

Steven J. Ross (4)                           973,845                  1.6%

Michael W. Grieves (5)                       547,729                   *

Brian D. Bookmeier (6)                        80,000                   *
19327 Agusta Dr
Livonia, MI  48152

Arion Kalpaxis (7)                           302,500                   *

Marshall Toplansky (8)                       130,000                   *

Wade Stevenson (9)                            62,250                   *

ALL OFFICERS AND DIRECTORS                 2,096,324                  5.6%
as a group (6 persons)
(4)(5)(6)(7)(8)(9)

* Less than 1%

(1) Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o DynTek, Inc., 18881 Von Karman Avenue, Irvine, California 92612.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Consists of 3,888,889 shares issuable upon the conversion of the $3.5 million Convertible Term Note and 425,000 shares issuable upon the exercise of Common Stock purchase warrants; and a second set of 2,173,913 shares issuable upon the conversion of the $2.5 million Convertible Term Note and 625,000 shares issuable upon the exercise of Common Stock purchase warrants. Laurus Master Fund, Ltd. has contractually agreed to beneficial ownership limitations that restrict the conversion or exercise of securities held by Laurus to less than 5% at any point in time.

(4) Includes options to purchase 905,000 shares of Common Stock exercisable at prices ranging from $0.80 to $2.25 per share granted to Mr. Ross under DynTek's 1992 and 2001 Employee Stock Option Plans and the 1997 Non-Employee Directors' Stock Option Plan, 7,939 shares of Common Stock, and 49,000 shares of Common Stock underlying options to purchase 19,600 shares of DynTek's Series A Preferred Stock with strike prices of $1.69 per share.

(5) Includes 89,883 shares of Common Stock which are issuable to Dr. Grieves upon conversion of 35,935 shares of Series A Preferred Stock held by him. Also includes beneficial ownership of options to purchase 90,846 shares of Common Stock at prices between $0.957 to $13.52 per share, upon exercise of options to purchase 36,642 shares of Series A Preferred Stock. Also includes 30,000 options exercisable for Common Stock granted to Dr. Grieves under the 1997 Non-Employee Directors' Stock Option Plan at prices between $0.80 and $2.25.

(6) Includes options to purchase 60,000 shares of Common Stock granted under the 1997 Non-Employee Directors' Stock Option Plan at prices between $0.80 and $3.78.

(7) Includes 15,000 options to purchase 15,000 shares of Common Stock granted to Mr. Kalpaxis at $2.04 per share under the 2001 Employee Stock Option Plan.

(8) Includes 100,000 options to purchase shares of Common Stock at $3.00 per share issued to Mr. Toplansky for services rendered and 20,000 options to purchase shares of Common Stock granted at $0.80 and $1.00 per share under the 1997 Non-Employee Directors' Stock Option Plan.

(9) Includes options to purchase 62,250 shares of Common Stock with strike prices between $0.96 and $2.04 per share under the 1992 and 2001 Employee Stock Option Plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 2001, we purchased 25% of the equity in LaborSoft Corporation ("LaborSoft"), a company providing labor relations software to labor unions and commercial customers. As a result of its investment, Dr. Grieves became the Chairman of the Board of Directors of LaborSoft. Dr. Grieves resigned as LaborSoft's Chairman effective August 23, 2004. We provide infrastructure services to LaborSoft, on a fee-for-service basis, with monthly charges of approximately $17,000.

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

      On August 20, 2002, we entered into a Stock Purchase and Settlement Agreement (the "Settlement Agreement") with DynCorp, pursuant to which disputes, including those resulting from the December 2001 merger with DMR were settled. As a part of the Settlement Agreement, we repurchased a portion of the DynTek Class B common stock from DynCorp and the remaining Class B Common Stock held by DynCorp (constituting the balance of all outstanding Class B Common Stock, were converted by DynCorp to DynTek Class A common stock. As part of the Settlement Agreements DynCorp also was granted 3-year warrants to acquire 7,500,000 shares of Class A Common Stock exercisable at $4.00 per share. On July 3 2003, DynCorp transferred the financial instruments to certain investors which were subsequently cancelled.

      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      We paid Marcum & Kliegman LLP audit fees in the aggregate of $212,320 and $200,000 for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2003 and June 30, 2004, respectively, and for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees

      In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by Marcum & Kliegman LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $72,880 and $23,000 for the fiscal years ended June 30, 2003 and June 30, 2004, respectively. Such services included accounting research and audits in connection with merger and acquisition activity, and additional assurance and related services for our subsidiaries.

Tax Fees

      The aggregate fees for professional services rendered by Marcum & Kliegman LLP for tax compliance, tax planning and tax advice were $33,500 and $30,000 for the fiscal years ended June 30, 2003 and June 30, 2004, respectively.

All Other Fees

      Marcum & Kliegman LLP did not provide DynTek with any other services during the fiscal years ended June 30, 2003 and June 30, 2004, respectively.

Audit Committee Pre-Approval Policies and Procedures

      The Audit Committee of our Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by our accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that management believes that a new service or the expansion of a current service provided by our accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to our engagement of its accountants to render such services. During the fiscal year ended June 30, 2004, pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X, the Audit Committee approved non-audit services of $11,000 in connection with due diligence of a potential acquisition candidate.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) A list of Financial Statements filed as part of this Report is identified in Part II, Item 8.

            There are no Financial Statement Schedules filed as part of this Report.

      (b) The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004:

            (1) On April 1, 2004, we filed a Current Report on Form 8-K regarding the February 17, 2004 press release reporting earnings for the period ended December 31, 2003.

            (2) On April 15, 2004, we filed a Current Report on Form 8-K for the press release announcing preliminary guidance for the period ended March 31, 2004.

            (3) On May 3, 2004, we filed a Current Report on Form 8-K concerning our entering into a series of agreements including a Securities Purchase Agreement and a Registration Rights Agreement.

            (4) On May 17, 2004, we filed a Current Report on Form 8-K regarding the press release discussing performance for the period ended March 31, 2004.

      (c)   EXHIBITS

Exhibit Number                          Description of Exhibit

    2.1 Agreement and Plan of Merger, dated as of December 27, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc. (19)

    2.2 Stock Option Agreement, dated as of April 25, 2001, between DynTek, Inc. and DynCorp. (3)

    2.3 First Amendment to Agreement and Plan of Reorganization, dated as of July 9, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc. (3)

    2.4                 Fourth Amendment to Agreement and Plan of
                        Reorganization, dated as of December 27, 2001, DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc. (19)

   3(i)                 Amended and Restated Charter of DynTek, Inc.
                        (1)(2)(19)(26)

  3(ii)                 Amended and Restated By-Laws of DynTek, Inc. (19)

    4.1                 Specimen Common Stock Certificate of DynTek, Inc. (4)

    4.2 Specimen of Series A Convertible Preferred Stock Certificate of DynTek, Inc. (2)

    4.3                 Specimen of Redeemable Common Stock Purchase Warrant.
                        (6)

    4.4 Form of Warrant Agent Agreement between the Company and American Stock Transfer and Trust Company. (5)

    4.5 Amended Warrant Agreement, dated November 30, 1999, between the Company and American Stock Transfer and Trust Company. (1)

    4.6 Second Amended Warrant Agreement, dated as of November 30, 2000, between DynTek, Inc. and American Stock Transfer & Trust Company. (8)

    4.7 Third Amended Warrant Agreement, dated as of April 10, 2001, between DynTek, Inc. and American Stock Transfer & Trust Company. (9)

    4.8                 Form of Underwriter's Warrant Agreement. (7)

    4.9 1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement. (5)

   4.10                 Form of Amendment to 1992 Employee Incentive Stock
                        Option Plan. (10)

   4.11                 1998 Non-Employee Director Stock Option Plan. (11)

   4.12                 2001 Employee Incentive Stock Option Plan. (12)

   10.1                 Form of 20% Investor Warrant. (21)

   10.2                 Form of 30% Investor Warrant. (21)

   10.3 Form of Placement Agent Warrant Agreement between DynTek, Inc. and Rockwood Inc. (21)

   10.4                 Form of Series A Warrant (25)

   10.5                 Form of Series B Warrant (25)

   10.6                 Form of Placement Agent Warrant issued to Duncan Capital
                        LLC (25)

   10.7 Employment Agreement, dated as of August 14, 2000, between DynTek, Inc. and James Linesch. (13)

   10.8 Letter, dated August 15, 2001, from DynTek, Inc. to James Linesch amending the Employment Agreement, dated as of August 14, 2000, between DynTek, Inc. and James Linesch. (14)

   10.9 Letter Agreement, dated November 3, 2000, between DynTek, Inc. and LaborSoft Corporation. (15)

  10.10 Employment Agreement, dated as of December 10, 2001, between DynTek, Inc. and Steven J. Ross. (19)

  10.11 Registration Rights Agreement, dated as of December 27, 2001, between DynTek, Inc. and DynCorp (19)

  10.12 Stock Purchase and Settlement Agreement, dated August 20, 2002, between DynCorp and DynTek, Inc. (20)

  10.13                 General Release, dated August 20, 2002, of DynTek, Inc.
                        by DynCorp. (20)

  10.14 Form of Settlement Agreement between the Commonwealth of Virginia Department of Medical Assistance and DynTek Services, Inc. (22)

  10.15 Asset Purchase Agreement, effective March 1, 2003, among DynTek Services, Inc. and First Transit, Inc. (16)

  10.16 Factoring Agreement, dated as of July 1, 2003, between Systran Financial Services Corporation, DynTek, Inc. and DynTek Services, Inc. (17)

  10.17 Limited Release and Agreement to Indemnify, dated as of July 3, 2003, executed by DynCorp in favor of DynTek, Inc. (14)

  10.18 Amendment to Employment Agreement, dated October 8, 2003, between James Linesch and DynTek, Inc. (18)

  10.19 Form of Securities Purchase Agreement between DynTek, Inc. and the purchasers listed therein. (21)

  10.20 Form of Registration Rights Agreement between DynTek, Inc. and the purchasers listed therein. (21)

  10.21 Securities Purchase Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor with respect to the purchase of DynTek's $3,500,000 Secured Convertible Term Note of even date.
                        (23)

  10.22 $3,500,000 Secured Convertible Term Note, dated January 30, 2004, made by DynTek, Inc. in favor of an institutional investor. (23)

  10.23 Form of Common Stock Purchase Warrant, dated January 30, 2004, made by DynTek, Inc. in favor of an institutional investor for 425,000 shares of common stock. (23)

  10.24 Registration Rights Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor. (23)

  10.25 Security Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor. (23)

  10.26 Security Agreement, dated January 30, 2004, by and between DynTek Services, Inc. and an institutional investor. (23)

  10.27 Guaranty, dated January 30, 2004, made by DynTek Services, Inc. in favor of an institutional investor.
                        (23)

  10.28 Placement Agent's Agreement, dated as of February 27, 2004, by and between DynTek, Inc. and Network 1 Financial Securities, Inc. with respect to the offering of up to 150 Units of securities consisting of shares of common stock and warrants (the "Network 1 Offering").
                        (24)

  10.29 Form of Subscription Agreement with investors in the Network 1 Offering. (24)

  10.30 Form of Registration Rights Agreement with investors in the Network 1 Offering. (24)

  10.31                 Form of Warrant issuable to investors in the Network 1
                        Offering. (24)

  10.32 Form of Placement Warrant issuable to Network 1 Financial Securities, Inc. in connection with the Network 1 Offering. (24)

  10.33 Securities Purchase Agreement, dated April 27, 2004, between DynTek, Inc. and purchasers listed therein. (25)

  10.34 Registration Rights Agreement, dated April 27, 2004, between DynTek, Inc. and the purchasers listed herein.
                        (25)

  10.35 Amended and Restated Convertible Term Note, dated May 3, 2004, made by DynTek, Inc. in favor of Laurus Master Funds, Ltd. ("Laurus Funds") (25)

  10.36 Form of Common Stock Purchase Warrant, dated May 3, 2004, made by DynTek, Inc, in favor of Laurus Funds for 625,000 shares of common stock. (25)

  10.37 Amended Registration Rights Agreement, dated May 3, 2004, by and between DynTek, Inc. and Laurus Funds. (25)

  10.38                 Amended Loan Agreement with Systran

     21                 Subsidiaries of DynTek, Inc. (8)

   23.1                 Consent of Marcum & Kliegman LLP

   23.2                 Consent of Grassi & Co., P.C.

   31.1 Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed on December 6, 1999.

2. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Amendment No. 1 to Registration Statement on Form S-4, filed on July 13, 2000 (File No. 333-36044).

3. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed May 2, 2001.

4. Incorporated by reference, filed as an exhibit to Amendment No. 2 to DynTek, Inc.'s Registration Statement on Form S-1 filed on November 10, 1992 (File No. 333-50426).

5. Incorporated by reference, filed as an exhibit to Amendment No. 1 to DynTek, Inc.'s Registration Statement on Form S-1 filed on October 13, 1992 (File No. 333-50426).

6. Incorporated by reference, filed as an exhibit to Amendment No. 4 to DynTek, Inc.'s Registration Statement on Form S-1 filed on December 4, 1992 (File No. 333-50426).

7. Incorporated by reference, filed as an exhibit to Amendment No. 5 to DynTek, Inc.'s Registration Statement on Form S-1 filed on December 8, 1992 (File No. 333-50426).

8. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed on January 11, 2001.

9. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed on April 17, 2001.

10. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Registration Statement on Form S-4, filed on May 1, 2000 (File No. 333-36044).

11. Incorporated by reference, filed as an exhibit to DynTek, Inc.'s Quarterly Report on Form 10-Q, filed on December 24, 1998.

12. Incorporated by reference, filed as Annex D to DynTek, Inc.'s definitive Proxy Statement for Special Meeting of Stockholders, filed November 6, 2001.

13. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Annual Report on Form 10-K/A, filed on October 27, 2000.

14. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Annual Report on Form 10-K, filed October 7, 2003.

15. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Quarterly Report of Form 10-Q, filed on December 31, 2000.

16. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed March 25, 2003.

17. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed July 9, 2003.

18. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Quarterly Report on Form 10-Q, filed November 14, 2003.

19. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed January 7, 2002.

20. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed August 23, 2002.

21. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed December 10, 2003.

22. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Quarterly Report on Form 10-Q, filed February 20, 2003.

23. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed February 3, 2004.

24. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed April 1, 2004.

25. Incorporated by reference, filed as an Exhibit to DynTek, Inc.'s Current Report on Form 8-K, filed May 3, 2004.

26. Incorporated by reference, filed as Annex A to DynTek, Inc's definitive proxy statement for Special Meeting of Stockholders, filed June 17, 2004

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 28, 2004

DYNTEK, INC.

BY: /s/ Steven J. Ross
    -----------------------------
    Steven J. Ross, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                        TITLE                      DATE

/s/ Steven J. Ross            President, Chief Executive      September 28, 2004
--------------------------    Officer and Chairman
    Steven J. Ross

/s/ Robert I. Webber          Chief Financial Officer, Chief  September 28, 2004
--------------------------    Accounting Officer, Executive
    Robert I. Webber          Vice President, Director
                              and Secretary

/s/ Brian D. Bookmeier        Director                        September 28, 2004
--------------------------
    Brian D. Bookmeier

/s/ Michael Grieves           Director                        September 28, 2004
--------------------------
    Michael Grieves

/s/ Marshall Toplansky        Director                        September 28, 2004
--------------------------
    Marshall Toplansky