Form 10-K/A
period 2004-06-30
DYNTEK INC
filed 2004-09-29
CIK 879465

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

      This form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of DynTek, Inc. filed with the Securities and Exchange Commission on September 28, 2004 for the purpose of adding the following item:

(a) Exhibit 23.3 Consent of Grassi & Co., P.C.


No other changes were made to DynTek's Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registranth as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 29, 2004

DYNTEK, INC.

BY: /s/ Steven J. Ross
    -------------------------
    Steven J. Ross, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                       TITLE                DATE

/s/ Steven J.  Ross        President, Chief Executive         September 29, 2004
    ------------------     Officer and Chairman
    Steven J. Ross

/s/ Robert I. Webber       Chief Financial Officer, Chief     September 29, 2004
    ------------------     Accounting Officer, Executive
    Robert I. Webber       Vice President, Director and
                           Secretary

/s/ Brian D. Bookmeier     Director                           September 29, 2004
    ------------------
    Brian D. Bookmeier

/s/ Michael Grieves        Director                           September 29, 2004
    ------------------
    Michael Grieves

/s/ Marshall Toplansky     Director                           September 29, 2004
    ------------------
    Marshall Toplansky