Form 10-K/A
period 2004-06-30
DYNTEK INC
filed 2004-10-22
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act OF 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-k or any amendment to this form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates for the issuer as of September 27, 2004 was approximately $36,000,000.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of September 27, 2004 was 58,430,597.

Documents incorporated by reference: None.

                              REASON FOR AMENDMENT

This Amendment No. 2 to Report on Form 10-K/A filed by DynTek, Inc. for the Annual Period ended June 30, 2004 is filed for the purpose of adding the following items as Exhibits to PART IV, Item 15 ( c) :

Exhibit 23.4 Consent of Marcum & Kliegman LLP

Exhibit 23.5 Consent of Grassi & Co., P.C.

No other changes were made to DynTek's Report on Form 10-K for the Annual Period ended June 30, 2004

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c)   Exhibits

NUMBER      DESCRIPTION OF EXHIBIT

23.4        Consent of Marcum & Kliegman LLP

23.5        Consent of Grassi & Co., P.C.

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

DATED: OCTOBER 22, 2004

DYNTEK, INC.

BY _______________________________

Steven J. Ross, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit 23.4      Consent of Marcum & Kliegman LLP

Exhibit 23.5      Consent of Grassi & Co., P.C.

Exhibit 31.1 Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.