Form 10-Q
period 2004-09-30
DYNTEK INC
filed 2004-11-15
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2004

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes |X| No |_|

      Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of November 12, 2004 was 59,690,298. .

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
                                                                          ------

Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets - as of September 30, 2004
       (unaudited) and June 30, 2004                                       3

     Condensed Consolidated Statements of Operations and Comprehensive
       Income (Loss) (unaudited) - For the Three Months Ended
       September 30, 2004 and September 30, 2003                           4

     Condensed Consolidated Statements of Cash Flows (unaudited)
       - For the Three Months Ended September 30, 2004 and
       September 30, 2003                                                  5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)      7-16

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        15-20
Item 3. Quantitative and Qualitative Disclosures About Market Risk         21
Item 4. Controls and Procedures                                            21-22

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                  22
Item 6. Exhibits and Reports on Form 8-K                                   23

SIGNATURE                                                                  24

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DYNTEK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                                September 30,     June 30,
                                    ASSETS                                                          2004            2004
                                                                                                -------------     --------
                                                                                                 (unaudited)
CURRENT ASSETS:
  Cash                                                                                               1,073            2,810
  Cash - Restricted                                                                                    321              479
  Accounts receivable, net of allowance for doubtful
  accounts of $240                                                                                  12,552           12,045
  Inventories                                                                                        1,877            1,399
  Prepaid expenses and other assets                                                                    208               54
  Other receivables                                                                                      5               88
                                                                                                  --------        ---------
               TOTAL CURRENT ASSETS                                                                 16,036           16,875

RESTRICTED CASH - over one year                                                                        137               91

INVESTMENTS - Marketable Securities                                                                     67               78

INVESTMENTS - Preferred Stock                                                                        1,104            1,104

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$3,069 and $3,035                                                                                      656              519

GOODWILL                                                                                            22,264           19,869

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization
of $693 and $809                                                                                       122              163

ACQUIRED CUSTOMER LIST, net of accumulated amortization
of $7,809 and $7,136                                                                                 6,762            5,542

PURCHASED SOFTWARE, net of accumulated amortization
of $690 and $671                                                                                        --               19

DEFERRED FINANCING COSTS, net of accumulated amortization
of $153 and $77                                                                                        579              655

NOTES RECEIVABLE, long term, including receivable from
officer of $100                                                                                        548              548

DEPOSITS AND OTHER ASSETS                                                                              151              186
                                                                                                  --------        ---------
                                                                                                  $ 48,426        $  45,649
                                                                                                  ========        =========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                $  6,122        $   5,897
  Line of credit                                                                                     2,457            2,454
  Acquisition costs                                                                                  4,286               --
  Accrued expenses                                                                                   2,001            1,468
  Deferred revenue                                                                                     410              559
  Notes payable - accrued interest                                                                     145               79
  Notes payable current portion                                                                      2,160            1,812
  Current liabilities of discontinued operations                                                     2,036            4,181
                                                                                                  --------        ---------
    TOTAL CURRENT LIABILITIES                                                                       19,617           16,450

DEFERRED REVENUE - long term                                                                           137               91
LONG TERM NOTE PAYABLE                                                                               3,043            3,505
                                                                                                  --------        ---------
    TOTAL LIABILITIES                                                                               22,797           20,046
                                                                                                  --------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 10,000,000 shares authorized; 683,317 shares issued and outstanding as of September 30, 2004 and June 30, 2004,
  respectively                                                                                           1                1
  Common stock, $.0001 par value, 70,000,000 shares authorized; 58,430,597 shares issued and outstanding as of September 30, 2004 and June 30, 2004
  respectively                                                                                           5                5
  Additional paid-in capital                                                                       100,815          100,822
  Accumulated other comprehensive loss                                                                (184)            (170)
  Accumulated deficit                                                                              (75,008)         (75,055)
                                                                                                  --------        ---------
    TOTAL STOCKHOLDERS' EQUITY                                                                      25,629           25,603
                                                                                                  --------        ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 48,426        $  45,649
                                                                                                  ========        =========

            See notes to condensed consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                      (in thousands, except per share data)

                                                       Three Months Ended
                                                          September 30,
                                                     2004              2003
                                                 ------------      ------------
REVENUES:
  Product Revenues                               $      8,413      $      5,593
  Service Revenues                                      6,370             7,332
                                                 ------------      ------------
    Total revenues                                     14,783            12,925
                                                 ------------      ------------

COST OF REVENUES:
  Cost of products                                      6,961             4,961
  Cost of services                                      5,141             5,680
                                                 ------------      ------------
    Total cost of revenues                             12,102            10,641
                                                 ------------      ------------
GROSS PROFIT                                            2,681             2,284
                                                 ------------      ------------

OPERATING EXPENSES:
  Selling expenses                                      1,825             1,822
  General and administrative expenses                   1,370               848
  Depreciation and amortization                           760               679
                                                 ------------      ------------
    Total operating expenses                            3,955             3,349
                                                 ------------      ------------

LOSS FROM OPERATIONS                                   (1,274)           (1,065)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Loss on sale of marketable
  securities                                               --              (107)
  Interest expense                                       (273)             (355)
  Interest income                                           9                 5
  Other expense                                           (50)               --
                                                 ------------      ------------
      Total other income (expense)                       (314)             (457)

  NET LOSS FROM CONTINUING OPERATIONS            $     (1,588)     $     (1,522)

DISCONTINUED OPERATIONS
  Gain on disposal of discontinued
  operations                                               --                --
  Income (Loss) on discontinued
  operations                                            1,635              (175)
                                                 ------------      ------------
  INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                            1,635              (175)
                                                 ------------      ------------
NET INCOME (LOSS)                                $         47      $     (1,697)
                                                 ============      ============

NET LOSS PER SHARE: Basic and Diluted:
  Continuing Operations                                  (.03)             (.04)
  Discontinued Operations                                 .03                --
                                                 ------------      ------------
                                                 $         --      $       (.04)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION
  Basic and Diluted                                58,430,597        40,522,222

NET INCOME (LOSS)                                $         47      $     (1,697)

COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Change in unrealized gain (loss) on
  available-for-sale- securities                          (14)               74
                                                 ------------      ------------

COMPREHENSIVE INCOME (LOSS)                      $         33      $     (1,623)
                                                 ============      ============

            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                ---------------------
                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                                ---------------------
                                                                                                 2004           2003
                                                                                                -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss - Continuing operations                                                           $(1,588)       (1,522)
                                                                                                -------       -------
     Adjustments to reconcile net loss, excluding discontinued operations, to net cash

     used in operating activities:
         Depreciation and amortization                                                              720           625
         Amortization of debt discount                                                               41            --
         Amortization of deferred financing costs                                                    76            --
         Amortization of capitalized software costs                                                  41            54
         Loss (gain) on marketable securities                                                        --           107

     Changes in operating assets and liabilities:
         Accounts receivable                                                                        714         2,126
         Inventory                                                                                 (223)         (141)
         Prepaid expenses                                                                           (70)           33
         Deposits and other assets                                                                   35            32
         Accounts payable                                                                        (1,044)       (2,962)
         Deferred revenue                                                                          (103)          (98)
         Accrued expenses                                                                          (221)         (950)
         Note Payable-accrued interest                                                               27            --
         Restricted cash                                                                            112           195
                                                                                                -------       -------
              Total adjustments                                                                     105          (979)
                                                                                                -------       -------

         NET CASH USED IN CONTINUING OPERATIONS                                                  (1,483)       (2,501)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                     (510)         (744)
                                                                                                -------       -------

NET CASH USED IN OPERATING ACTIVITIES                                                            (1,993)       (3,245)
                                                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Other notes receivable                                                                          --            71
     Cash received from Redrock acquisition                                                         405            --
     Capital expenditures                                                                           (36)          (81)
                                                                                                -------       -------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        369           (10)
                                                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayments) from debt financing                                                     (116)           --
     Net proceeds (repayments) under line of credit                                                   3         1,420
     Issuance of Common Stock, net of expenses                                                       --         1,835
                                                                                                -------       -------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (113)        3,255
                                                                                                -------       -------
NET  INCREASE (DECREASE) IN CASH                                                                 (1,737)           --
CASH AT BEGINNING OF YEAR                                                                         2,810            --
                                                                                                -------       -------
CASH AT END OF YEAR                                                                             $ 1,073       $    --
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

            See notes to condensed consolidated financial statements

                          DYNTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                                                               Three Months Ended
                                                                                                                  September 30,
                                                                                                            ------------------------
                                                                                                             2004              2003
                                                                                                            ------            ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                                      $  208            $  355

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Forgiveness by shareholders of note and accrued interest                                                   --             5,625

            See notes to condensed consolidated financial statements

                           DYNTEK, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)

1.    Basis of Presentation and Management's Liquidity Plans

      The accompanying unaudited condensed consolidated financial statements of DynTek, Inc. and its subsidiaries ("DynTek", "Company", or "we") have been prepared in accordance with accounting principles generally accepted in the United State of America, for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2004 included in the Form 10-K for the year then ended.

      The accompanying condensed consolidated financial statements reflect all adjustments, which, in the opinion of management consist of normal recurring items, that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. These adjustments include certain reclassifications to reflect the disposal of certain non-emergency transportation services which were a component of the Company's business outsourcing segment. Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

      As of September 30, 2004, the Company had a working capital deficiency of approximately $3,581,000, which includes $4,286,000 of acquisition indebtedness incurred in a business combination that was consummated on September 30, 2004 (Note 12). In October 2004, the Company entered into a Convertible Note Purchase Agreement for an aggregate principal amount of $4,438,775. The proceeds of this offering were used to acquire other businesses, expand the Company's product and service offerings and for general working capital purposes.

      The Company believes that its cash on hand, cash it expects to generate from operations and proceeds it expects to receive in future financing transactions will sustain the business through September 30, 2005. The Company believes that its cost cutting initiatives and additional revenue it expects to generate from acquired businesses will enable it to steadily improve its financial condition in 2005 However, there can be no assurance that the Company will have sufficient funds to implement its business plan or that the implementation of such plan will generate sufficient cash flow. In such event, the Company could be forced to significantly alter its plan, which could include making further cost reductions in overhead and/or divesting certain contracts or other assets that may not be critical to its future success.

2.    Accounting Policies

      The Company's significant accounting policies are included in Note 1 to the Company's consolidated financial statements that were filed in its Form 10-K for the year ended June 30, 2004.

3.    Marketable Securities

      Marketable securities have been classified as available for sale securities at September 30, 2004. Accordingly, the unrealized loss resulting from valuing such securities at market value is reflected as a component of stockholders' equity. At September 30, 2004, the unrealized loss on such securities amounted to $184,000.

4.    Investment Preferred Stock

      At June 30, 2003, the Company held a $1,104,000 note receivable due from Private Label Cosmetics, Inc., ("PLC") payable in 48 monthly installments with interest at 7. 5% per annum. The note was secured by 342 shares of PLC common stock. On September 23, 2003, the Company agreed to convert the note into 1,000 shares of PLC preferred stock which it currently holds as an investment. Such preferred shares are convertible, at the Company's option, into 306 shares of PLC Common Stock. The preferred shares also include a liquidation provision in the event that PLC is sold. Dividends are payable at $10,000 per quarter beginning March 31, 2005.

5.    Notes Receivable

      On September 30, 2003, the Company received additional security collateral for its accounts receivable due from LaborSoft Corporation ("LaborSoft"), a 25% equity investee of the Company (Note 15), by obtaining a Promissory Note and Security Agreement in the amount of $636,000 that LaborSoft owes the Company, for previously delivered services. The Promissory Note, which bears interest at the prime rate, (4.5% as of September 30, 2004), matures on September 21, 2006. LaborSoft granted the Company a security interest in its assets which includes receivables, equipment, software, and other intellectual property, inventory and intangible assets. The Company established a $200,000 reserve against the carrying value Promissory Note in fiscal year 2003. The Company also has $82,000 of trade receivables due from LaborSoft for current services, which are included in accounts receivable in the September 30, 2004 balance sheet.

      On January 2, 2001, the Company advanced $170,000 to Steven Ross, its Chief Executive Officer, which was evidenced by a promissory note bearing interest at 8% per annum. On December 10, 2001, the Company extended the term of the note to the end of Mr. Ross' period of employment. On December 10, 2001, the Company forgave $70,000 of such note as a bonus to Mr. Ross. At September 30, 2004, $100,000 remained outstanding under the note receivable.

6.    Goodwill and Other Intangibles

      The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on an annual basis and at interim periods when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the quarter ended September 30, 2004, there were no events or circumstances that reduced the carrying value.

7.    Credit Facility

      On June 30, 2003, the Company entered into a twelve (12) month credit facility agreement with annual automatic renewals with an agency of Textron Financial Corporation ("Textron"). Textron provides a full notification factoring facility for up to $7,000,000 of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, with a holdback amount of 15%. Interest is charged on the outstanding balance at the prime rate plus 2% (6.5% at September 30, 2004). Additionally, a 0.25% discount fee is charged at the time of purchase. Effective July 1, 2004 the Textron agreement was amended and extended for an additional period of (24) twenty four months. As of September 30, 2004, $2,457,000 was outstanding under this credit facility.

8.    Commitments, Contingencies, and Other Agreements

COMMONWEALTH OF VIRGINIA

      Effective December 15, 2002, the Company entered into a mutual Settlement Agreement (the "Settlement Agreement") to cancel a contract (the "Transportation Contract") in which it provided non-emergency transportation brokerage services through third party providers (the "Transportation Vendors") to the Commonwealth of Virginia ("Virginia"). Under the terms of the Settlement Agreement, the Company agreed to make certain payments due to the Transportation Vendors under an agreed-upon schedule through June 2003.

      DynCorp, Inc ("Dyncorp") posted a $2,400,000 bond (the "Bond") to guarantee its financial performance under the contract in favor of Virginia at the time of its origination. In 2003, certain of the Transportation Vendors made claims that caused the bond to be called. On July 22, 2003, the bonding company filed an inter-pleader action (the "Inter-Pleader Matter") to distribute the $2,400,000 (the "Bonded Amount").

      During the quarter ended September 30, 2004, the Company substantially completed the process of verifying claims by the Transportation Vendors, which had been consolidated under the Inter-Pleader Matter The Company expects total claims under the settlement to amount to $4,200,000. Approximately $1,600,000 of such claims were reviewed, negotiated and settled in accordance with procedures established by the Virginia state court during the current quarter relating to liabilities that originated prior to September 30, 2004. The Company therefore recorded this extinguishment as part of discontinued operations. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

      Transportation Vendors that have valid claims under the settlement will be paid on or about December 15, 2004. The Company is responsible to pay any claims in excess of the Bond coverage. The Company believes that the excess amount will may be as much as $1,800,000 for which such amount has been included in liabilities of discontinued operations in the Company's balance sheet.

OTHER AGREEMENTS

      On September 29, 2004, the Company entered into a Stock Purchase Agreement with Redrock Communications Solutions, Inc. as described in note 12 of the condensed consolidated financial statements.

9.    Stock Based Compensation

      During the year ended June 30, 2003, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-based Compensation." As permitted under SFAS No. 123, the Company applies the intrinsic value method of accounting for its stock based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro-forma net income (loss) and basic and diluted income (loss) per share as if the fair value-based method had been applied to all awards.

                                                  Three Months Ended
                                                     September 30,
                                                 -------------------
          Periods Ended September 30,              2004      2003
          ---------------------------            -------   ---------
          Net Income (Loss)                      $    47   $  (1,697)
          Stock-based employee compensation
          cost, net of tax effect, under fair
          value accounting                           (22)        (83)
                                                 -------   ---------
          Pro-forma net income (loss) under
          Fair Value Method                      $    25   $  (1,780)
                                                 =======   =========
          Income / (Loss) per share:
          Basic                                  $    --   $    (.04)
                                                 =======   =========
          Diluted                                $    --   $    (.04)
                                                           =========
          Pro-forma income (loss) share: Basic   $    --   $    (.04)
                                                 =======   =========
          Pro-forma income (loss) share:
          Diluted                                $    --   $    (.04)
                                                 =======   =========

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

                                                      Fiscal year   Fiscal year
                                                      2005 grants   2004 grants
                                                      -----------   -----------
Dividend yield                                                 --            --
Weighted average expected life:                         2.2 years     3.6 years
Weighted average risk-free interest rate                    1.79%          2.5%
Expected volatility                                           77%          136%

10. Stockholders' Equity

      On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of September 30, 2004, 1,506,483 of such shares have been converted into 3,766,208 shares of Common stock, with a remainder of 683,317 shares not yet converted.

      On October 5, 2004, an additional 66,300 shares of the preferred stock were converted into 165,760 shares of common stock.

11.   Earnings per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method". Common stock equivalents consisting of options, warrants, and convertible preferred stock totaling 26,551,721 were included in the diluted weighted average calculation for the three months ended September 30, 2004. For the three months ended September 30, 2003, common stock equivalents totaling 12,938,719 were excluded from the weighted average share calculation as their inclusion would be anti-dilutive..

Total outstanding stock, options, convertible preferred stock, convertible debt and warrants are as follows:

             -----------------------------------------------------
                                             As of September 30,
                                              2004         2003
             Common stock                  58,430,897   42,661,739
             Options and warrants          19,030,626    9,293,661
             Convertible debt               5,812,802           --
             Convertible preferred stock    1,708,293    3,645,058
                                           -----------------------
                                           84,982,618   55,600,458
                                           =======================

12.   Business Acquisitions

      On September 29, 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") Effective August 1, 2004 to acquire all of the outstanding Common Stock of Redrock Communications Solutions, Inc., ("Redrock") for purchase consideration consisting of (i) an initial aggregate cash payment of $2,500,000;
(ii) a deferred aggregate cash payment of $500,000 payable 60 days after the closing date; (iii) an earn-out cash payment up to a maximum amount of $1,500,000, based upon Redrock's EBITDA for the period of July 1, 2004 through June 30, 2005 and (iv) $500,000 of the Company's common stock, subject to adjustment based on the final determination of Redrock's working capital, divided by $.63, the average closing price of the Company's common stock for the 10 trading preceding the closing date.

A summary of the business assets acquired (in thousands) is as follows:

              Consideration paid:
              Stock to be issued                            $  500
              Cash                                           3,000
              Liabilities assumed                            2,020
                                                            ------
              Total consideration                           $5,520
                                                            ------
              Assets acquired:
              Cash                                             405
              Accounts receivable, net                       1,221
              Inventory                                        255
              Prepaid expenses, deposits and other assets        8
              Property and equipment                           136
              Customer list                                  1,200
              Goodwill                                       2,295
                                                            ------
              Fair value of assets acquired                 $5,520
                                                            ------

The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisition had been consummated as of July 1, 2003.

--------------------------------------------------------------------------------
(000's)                                         Three Months        Three Months
                                                ended 9/30/04      ended 9/30/03
--------------------------------------------------------------------------------
Revenue                                            $15,534             $15,492
--------------------------------------------------------------------------------
Net Income (Loss)                                     (186)             (1,404)
--------------------------------------------------------------------------------
Net Income (Loss) per share                           (.00)               (.03)
--------------------------------------------------------------------------------

13.   Discontinued Operations

      During 2003, the Company disposed of its non-emergency transportation business. As of September 30, 2004, the total remaining liabilities of discontinued operations amounted to $2,036,000. A significant portion of such payables are owed to the Transportation Vendors involved in the Inter-Pleader Matter described in Note 8.

14.   Business Segments

      DynTek's operations are organized along its product lines and include two segments; - Information Technology Services and Business Process Outsource Services. The Information Technology Services segment provides a range of specialized IT infrastructure services: system architectural design, legacy systems integration, network engineering, applications development, network security services, help desk support and operational support, primarily to state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among seven states (including the principal executive office), California, Florida, Massachusetts, Michigan, Nevada, Virginia and New York, with employees situated in locations that are convenient to client sites.

      The Business Process Outsourcing segment contracts outsourced program operations for state government agencies in several areas, including the privatization of child support enforcement services. Our business process outsourcing customers have included various governmental departments in the states of North Carolina, Kansas and Nebraska. The Company maintains employee locations in these states as well. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit- price based on contractual allocations, revenue sharing, or a combination of the above.

      Our reportable segments are business units that offer different services and contract types and are managed separately due to the expertise and different managed key factors in each area. Since the separate Business Processing Outsourcing segment was acquired as a unit, management has retained separate reporting and review criteria for that unit. The following table provides actual selected financial data for our business segments (in thousands):

                                              Business    Information
                                               Process    Technology
                                             Outsourcing   Services     Total
                                             -----------   --------     -----
Three months ended September 30, 2004
-------------------------------------
Sales to external customers                   $  2,676     $ 12,107    $ 14,783
Depreciation and amortization expense              117          643         760
Operating income (loss)                             80       (1,354)     (1,274)
Net interest expense (income)                       --          264         264
Total assets                                    14,614       33,812      48,426
Capital expenditures                                --           36          36

Three months ended September 30, 2003
-------------------------------------
Sales to external customers                   $  1,873     $ 11,052    $ 12,925
Depreciation and amortization expense              111          568         679
Operating income (loss)                             57       (1,579)     (1,522)
Net interest expense (income)                       --         (350)       (350)
Total assets                                    25,892       24,288      50,180
Capital expenditures                                --           81          81

15.   Related-Party Transactions

      In March 2001, the Company purchased 25% of the equity in LaborSoft, a company that provides labor relations management software to labor unions and commercial customers, to supplement its other market segment services. In connection with such investment, the Company appointed one of its directors to become chairman of Laborsoft's board of directors. The Company also provides infrastructure services to LaborSoft, under a cost plus fee-for-service agreement.

The Company accounts for its investment in Laborsoft under the equity method of accounting. Accordingly, the Company's records its pro-rata share of Laborsoft's income (loss) as an increase (decrease) in the carrying value of its investment. The Company's pro-rata share of Laborsoft's losses since March 2001 amount to approximately $456,000. Such losses have eliminated the carrying value of the LaborSoft investment.

16.   Subsequent Events

      On October 15, 2004 the Company entered into a 9% Senior Subordinated Convertible Note Purchase Agreement (the "Note Agreement") with certain investors (the "Purchasers") in which it issued an aggregate of $4,438,775 in principal amount of the Company's Senior Subordinated Convertible Notes (the "Senior Notes"), bearing 9% interest per annum with a maturity of three years.. The Senior Notes are convertible into shares of the Company's common stock at a conversion price of $.65 per share, subject to certain adjustments.

      As part of the issuance of the Notes, the Company also issued to the Purchasers warrants to purchase 3,414,442 shares of the common stock at an exercise price of $.7475 per share (the "Warrants"). The Warrants may be exercised immediately and will expire on September 30, 2009. In addition, the Company issued to the Purchasers who have not previously participated in any financing of the Company warrants to purchase up to 554,540 shares of the Common stock at an initial exercise price of $1.25 per share (the "Additional Warrants"). The Additional Warrants may be exercised immediately and will expire on June 10, 2005.

      Pursuant to the Note Agreement, the Company issued to Duncan Capital LLC, the placement agent in connection with the transaction, warrants to purchase up to 692,308 shares of the Company's Common Stock at an initial exercise price of $0.7475 per share (the "Placement Warrants") and paid a cash fee of $360,000. The Placement Warrants may be exercised immediately and will expire on September 30, 2009.

      In connection with the issuance of the Notes and the warrants, the Company entered into a Registration Rights Agreement with the Purchasers obligating the Company to register for resale the shares of the Common Stock issuable upon the conversion of the Notes and the exercise of the associated warrants discussed above on a registration statement on Form S-3 to be filed with the Securities and Exchange Commission within thirty (30) days after the closing date.

      On October 14, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, ITI Acquisition
Corp., a California corporation and wholly owned Subsidiary of the Company ("Merger Sub"), Integration Technologies, Inc., a California corporation ("ITI"), the shareholders of ITI (the "Shareholders") and Casper Zublin, Jr., in his capacity as the shareholder representative (the "Representative").

      On October 18, 2004, the Merger Sub was merged into ITI with ITI becoming a wholly-owned subsidiary of the Company (the "Merger"). The consideration paid or payable to the Shareholders in connection with the Merger is comprised of:
(i) an initial cash payment of $2,500,000; (ii) an earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI's EBITDA for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; (iii) a earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI's revenue for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; and (iv) an aggregate number of whole shares of Company common stock of based on the average closing sale price per share (the "Share Price") of such common stock as reported on the Nasdaq SmallCap Market (the "Nasdaq") for the 30 trading days prior to June 28, 2005, determined as follows:
(a) 2,140,000 shares if the Share Price is greater than $1.00 but less than $1.50; (b) that number of shares equal to $2,140,000 divided by the Share Price if the Share Price is less than $1.00, provided that the maximum number of shares issuable pursuant to this clause (b) shall be no more than 4,280,000 shares; or (c) that number of shares equal to $3,210,000 divided by the Share Price if the Share Price is greater than $1.50 (the "Stock Consideration"). At the option of the Representative, up to fifty percent (50%) of the Stock Consideration may be paid in cash instead of Company Common Stock. In no event will the Company be required to issue shares of Company Common Stock if such issuance would require stockholder approval under applicable Nasdaq Marketplace Rules. In the event the number of shares issuable as Stock Consideration is so limited, the Company will pay the difference to the Shareholders in cash.

      Effective October 15, 2004, the Company entered into an Employment Agreement, ("Zublin Agreement") with Casper Zublin, Jr. to serve as the Company's Chief Operating Officer. Under the Zublin Agreement, Mr. Zublin will receive a base salary at the annualized rate of $300,000, and he is entitled to receive an annual bonus pursuant to a bonus plan established by the Company's Compensation Committee. The bonus shall be based upon the achievement of criteria as set forth in the Company's bonus plan. Mr. Zublin received a grant of options to purchase 350,000 shares of the Company's common stock, subject to certain vesting provisions. The Zublin Agreement also provides Mr. Zublin with severance benefits in the event of his termination for certain reasons. The Zublin Agreement provides additional benefits for Mr. Zublin in the event of a change in control of the Company and Mr. Zublin's employment is terminated, subject to certain conditions. In connection with his employment, Mr. Zublin also entered into an Indemnification Agreement with the Company, as well as an Incentive Stock Option Agreement.

      On November 12, 2004, the Company entered into an Employment Agreement (the "Webber Agreement") with Robert I. Webber to serve as the Company's Chief Financial Officer and as a director of the Company. Under the Webber Agreement, which is effective as of August 1, 2004, Mr. Webber receives a base salary at an annualized rate of $300,000, and he is entitled to receive an annual incentive bonus pursuant to a bonus plan established by the Company's Compensation Committee. The bonus shall be based upon the achievement of criteria as set forth in the Company's bonus plan. Mr. Webber received a grant of options to purchase 660,000 shares of the Company's common stock, and a grant of 50,000 shares of restricted stock, subject to certain Company performance and vesting provisions. The Webber Agreement also includes severance and change in control benefits, in the event of Mr. Webber's termination for certain reasons.

      On November 12, 2004, the Company entered into an Employment Agreement (the "Ross Agreement") with Steven J. Ross to serve as the Company's President and Chief Executive Officer and as a director of the Company. Under the Ross Agreement, which is effective as of July 1, 2004, Mr. Ross receives a base salary at an annualized rate of $440,000, and he is entitled to receive an annual incentive bonus pursuant to a bonus plan established by the Company's Compensation Committee. The bonus shall be based upon the achievement of criteria as set forth in the Company's bonus plan. Mr. Ross received a grant of options to purchase 1,320,000 shares of the Company's common stock, and a grant of 200,000 shares of restricted stock, subject to certain Company performance and vesting provisions. The Ross Agreement also includes severance and change in control benefits, in the event of Mr. Ross' termination for certain reasons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2004 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q and in future filings with the Securities and Exchange Commission include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performance or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. See a discussion of such risks and factors in the "Factors That May Affect Future Results" section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission. Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "endeavor," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o Our ability to reach target markets for services and products and our ability to retain current and attract future customers;

o     Our  ability  to  successfully   integrate  acquired  companies  into  our
      operations, and our ability to acquire additional companies, if any;

o Our ability to turn contract backlog into revenue and net income, the size and timing of additional orders and their fulfillment, as well as market acceptance, revenues and profitability of our current and future products and services;

o Our ability to finance and sustain operations, including the ability to fund, maintain, replace and/or extend the Textron credit facility, which is discussed in Note 7, and/or the Laurus Funds Note, when either becomes due, respectively, or to replace such instruments with alternative financing;

o Our ability to raise equity capital or debt in the future, despite historical losses from operations;

o Our ability to successfully defend or settle the remaining claims in the Virginia litigation;

o The continuing desire of state and local governments to outsource to private contractors, and our ability to service such contracts;

o General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate, our customers and suppliers;

o The competitive environment in the regions in which we compete, and the cost-effectiveness of our products and services;

o Political and regulatory matters that affect the industries in which we operate;

o     Our continued listing on the Nasdaq SmallCap Market; and

o     Other risks  detailed  in our filings  with the  Securities  and  Exchange
      Commission.

The Company has no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Overview

We provide information technology ("IT") security, converged network, internet protocol ("IP") telephony, access infrastructure, and technology management solutions. We serve as a source of products and services to state and local government and mid-market commercial enterprises. We provide total solutions to our clients by delivering systems design, installation, consulting, maintenance and integration of network computing products and applications.

Through recent acquisitions of Redrock Communications Solutions, Inc. and Integration Technologies, Inc., we have increased our presence in Southern
California, and have bolstered our multi-disciplinary practice areas in security, access infrastructure, wide area networks ("WAN") and local area networks ("LAN"), IP telephony or voice-over IP ("VOIP"), and application infrastructure. We are focusing on growing our higher margin service offerings, while maintaining expense controls and improving our balance sheet. We intend to continue to seek acquisitions and organic growth that will build threshold share and critical density in our target markets of leading IT spending states. Moreover, we intend to capitalize on business practices of acquired entities that we believe will enhance competitive advantage and ensure delivery of high quality IT services to our customers and build stronger relationships with our vendors.

We presently realize revenue from client engagements that entail the delivery of end-to-end solutions, and the sales of products to our customers. Services are primarily provided to the client at hourly rates that are established for each of our employees or third-party contractors based upon their skill level, experience and the type of work performed. We also provide project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. We generally endeavor to expand our sales of higher margin solution and project management services. The majority of our services are provided under purchase orders or bid contracts with government entities.

Costs of services and related products consist primarily of salaries, cost of outsourced labor and products to complete the projects. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for administrative, finance, operative, sales and marketing activities and all other corporate overhead expenses. Corporate overhead expenses include rent, telephone and internet charges, insurance premiums, accounting and legal fees, depreciation and amortization expenses.

Results of Operations

Continuing Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statement of operations:

Revenues

                       Three months ended September 30th,

                                                         Percentage
                              2004         2003            change        Amount
                            ---------------------------------------------------
Product(1)                  $ 6,396       $ 5,593            14%        $   803

Service(1)                    5,587         7,332           (23%)        (1,745)
                            -------       -------           ---         -------

Total (1)                    11,983        12,925            (7%)          (942)

Product(2)                    2,017           n/a           100%          2,017

Service(2)                      783           n/a           100%            783
                            -------       -------           ---         -------

Total(2)                      2,800           n/a           100%          2,800

Totals                      $14,783       $12,925            14%        $ 1,858
                            =======       =======           ===         =======

      (1)   Revenues from Redrock are excluded for comparative purposes.

      (2) Represents revenues generated from Redrock following the acquisition on August 1, 2004.

Revenue for the three months ended September 30, 2004 amounted to approximately $14,800,000 as compared with revenue of approximately $12,900,000 for the comparable 2003 period. The increase in revenue is attributable to an increase in product revenue of approximately $2,900,000 offset by a decrease in service revenue of approximately $1,000,000. The increase in product revenue primarily was due to an increase in customer demand, and an increase mix in product revenue from the business of Redrock Communications, the acquisition of which closed during the quarter. The decrease in service revenue was primarily caused by reduced revenue from New York outsourced service contracts.

Our customers are primarily state and local government entities, primarily located in New York, Michigan, Massachusetts, and Florida, as well as mid-sized corporations in diversified industries located in Southern California.

Twenty-five of our customers accounted for 51% of our total revenues and 36% of our total accounts receivable.

The loss of major customers could be expected to have a material adverse effect on our financial condition during the short term and until we are able to generate replacement business, and there can be no assurance of obtaining such business.

Gross Profit

Gross profit from product sales increased to 17% in the three months ended September 30, 2004 from 11% in the comparable 2003 period, primarily due to the sale of higher margin products in our solutions, pass thru sales in the education business and higher product margins from the acquisitions. The gross profit from service revenue decreased to 19% in the three months ended September 30, 2004 from 22% in the comparable 2003 period. The decrease in gross profit margin from services was primarily related to the lower margin renewals from the Business Process Outsource service contracts.

We continue to face competitive market pressures which will impact the gross profit on our product revenue and service related revenue, including price and gross profit margin pressures. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions and access infrastructure. We believe that market pressures may present us with an opportunity to expand our business in certain regions where we can provide a more complete offering of IT services in a fragmented market. There can be no assurance, however, that we will be able to compete effectively and profitably in all areas, given the intense competition currently existing in the IT Service industry.

Selling, General and Administrative

                        Three months ended September 30th

                                                                Percentage of
                                       Dollars                     Revenues

                                  2004         2003           2004          2003
                                 -----------------------------------------------
Selling(3)                       $1,568       $1,822           13%           14%

General &
Administrative(3)                 1,307          848           11%            7%

Depreciation &
Amortization(3)                     693          679            6%            5%

Other(3)                            303          457            3%            4%
                                 ------       ------          ---           ---

Total                            $3,871       $3,806           33%           30%

Selling(4)                          257          n/a            9%          n/a

General &
Administrative(4)                    61          n/a            2%          n/a

Depreciation &
Amortization(4)                      67          n/a            2%          n/a

Other(4)                             11          n/a           --           n/a
                                 ------       ------          ---           ---

Total                            $  396          n/a           13%          n/a

Totals                           $4,267       $3,806           29%           30%
                                 ======       ======          ===           ===

      (3)   Expenses from Redrock are excluded for comparative purposes

      (4) Represents expenses generated by Redrock following its acquisition on August 1, 2004

Selling,   general  and  administrative   expenses  increased  to  approximately
$3,200,000 in the three months ended September 30, 2004 from approximately $2,700,000 in the comparable 2003 period. Expressed as a percentage of net revenues, selling, general and administrative expenses were 21% as compared to 20% in the comparable 2003 period. The increase was primarily related to additional selling costs on a higher revenue base and transaction costs incurred during the quarter ended September 30, 2004.

Net Income

Net income was $47,000 in the three months ended September 30, 2004 as compared to a net loss of $1,697,000 in the comparable 2003 period. The income increase was due to a gain on disposal of discontinued operations of $1,635,000 and the factors described above.

Discontinued Operations

Net gain from discontinued operations was $1,635,000 for the three months ended September 30, 2004 compared to a net loss of $175,000 for the three months ended September 30, 2003. The gain was attributable to settled claims associated with the Virginia non-emergency transportation services contract as described in Note 8 of the condensed consolidated financial statements.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

                                                     (Dollars in thousands)
                                                   As of              As of
                                             September 30, 2004   June 30, 2004
                                             ------------------   -------------

Cash and cash equivalents                         $  1,394           $  3,289
Working capital                                   $ (3,581)          $    425
Working capital without giving
  effect to acquisition liability                 $    705           $   N.A.

Current ratio                                       0.82:1             1.03:1
Current ratio without giving effect
  to acquisition liability                          1.04:1             1.03:1
Notes payable (current portion)                   $  2,160           $  1,812

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the three months ended September 30, 2004, we used cash of approximately $1,483,000 in operating activities and $510,000 in discontinued operations.

As described in Note 12 to the Condensed Consolidated Financial Statements, in October 2004, we paid to the former shareholders of Redrock Communications as part of the purchase price for our acquisition of Redrock Communications an initial cash payment of $2,500,000. In addition, we are obligated to pay a deferred cash payment of $500,000 sixty (60) days after the closing date of the transaction as well as an earn-out cash payment up to a maximum amount of $1,500,000, based upon Redrock Communications' EBITDA for the period between July 1, 2004 through June 30, 2005.

As described in Note 17 to the Condensed Consolidated Financial Statements, as part of the purchase price in our acquisition of Integration Technologies, Inc., we paid an initial cash payment of $2,500,000. In addition, we are obligated to pay an earn-out cash payment up to a maximum amount of $1,500,000, based upon ITI's EBITDA for the period between July 1, 2004 through June 30, 2005 and an additional earn-out payment up to a maximum amount of $1,500,000, based upon ITI's revenue for the period between July 1, 2004 through June 30, 2005.

We had a working capital deficiency of $3,581,000 as of September 30, 2004 a decrease of $4,006,000 from June 30, 2004. As a result of the foregoing, our cash decreased by $1,737,000.

On July 31, 2004, our credit facility agreement with an agency of Textron Financial Corporation ("Textron") was amended and extended for 24 months through June 30, 2006. The amended

Textron facility provides us with a full notification factoring facility for up to $7,000,000 of working capital. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, less a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.0% (6. 5% at September 30, 2004). Additionally, a 0.15% discount fee is charged at the time of purchase. As of September 30, 2004, the outstanding balance under such credit facility amounted to $2,457,000.

We may expand the scope of our product and services offerings by pursuing acquisition candidates with complementary technologies, services or products. Should we commence such acquisitions, we believe that we would finance the transactions with a combination of our working capital and the issuance of additional securities. We would attempt to secure additional funding, including equity financing where appropriate, for acquisitions. There can be no assurance, however, that we will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that we will be successful in obtaining the necessary financing to complete the acquisitions

In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants. Should we require additional working capital, we would consider divesting certain of our contracts or other assets that may not be critical to the business.

Contractual Obligations

                                               Payments due by period

                                                (in thousands)
                                             Less                          More
                                            than 1                        than 5
                                    Total    year   1-3 years  3-5 years   years
  Contractual Obligations
  Long-Term Debt Obligations         5,350   2,307    3,043         --       --
  Operating Lease Obligations        1,707     898      529        280       --
                                    ------  ------   ------       ----      ----
  Total                             $7,366  $2,673   $4,413       $280       --
                                    ======  ======   ======       ====      ====

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

Generally, information technology revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts services provided by the Company are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding customer acceptance have expired. Revenues for business process outsourcing services are recognized as services are rendered, normally invoiced on a monthly basis. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed and accepted by the client. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities.

The Textron credit facility exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Textron credit facility requires interest to be paid at 2.0% over the prime rate. The Laurus Funds convertible secured term note ($5,650,000 on November 5, 2004), exposes the Company to similar risks, and it requires interest to be paid at 1% over the prime rate. The table below provides information on the Textron credit facility and the Laurus Funds note as of September 30, 2004.

--------------------------------------------------------------------------------
                                                                Weighted Average
                                             Principal Balance    Interest Rate
                                             -----------------  ----------------
Factoring credit facility                       $ 2,457,000           6.5%
--------------------------------------------------------------------------------
Secured Convertible Note                        $ 5,767,000           5.5%
--------------------------------------------------------------------------------

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation as of the end of the period covered by this quarterly report was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, for the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting or in other factors identified in this evaluation that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably materially likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COMMONWEALTH OF VIRGINIA

      Effective December 15, 2002, the Company entered into a mutual Settlement Agreement to cancel a contract to provide non-emergency transportation brokerage services in certain regions of the Commonwealth of Virginia. The terms of the Settlement Agreement provided that the Company issue certain payments due to transportation provider vendors according to an agreed-upon schedule, which extended through June 2003. In connection with initially entering the contract, a bond was posted by DynCorp, Inc. for the Company's payment to the transportation providers. A number of such providers caused the bond to be called, initiating a process of disbursing approximately $2,400,000 (the "Bonded Amount") of payments to providers with verified claims due. The Company has arranged for a limited release of indemnification by DynCorp, Inc. of the Company's obligation to pay to the bonding company and to reimburse the third party for its obligation to fund, respectively, in an amount not to exceed the Bonded Amount to the extent that the Company otherwise would have an obligation to fund or reimburse such parties with respect to the bond. The bonding company filed an inter-pleader action to distribute the penal sum of the bond on July 22, 2003. As a result of the Company being released from its obligations with respect to indemnification under and reimbursement with respect to the bond in an amount up to the Bonded Amount, its liability to such providers has in effect been reduced by the Bonded Amount. When the individual claims are determined for each provider, in accordance with court procedures, the inter-plead funds shall be disbursed. Should valid claims remain outstanding after the disbursement of the interplead funds, certain providers may continue to pursue their claims after the inter-pleader proceedings are concluded. While the inter-pleader is in process, the Company has offered to make payments to providers with valid claims of approximately $100,000 per month, commencing in September 2003, until whatever shortfall amount as the Company determines to exist in excess of the Bonded Amount is paid.

      A number of the vendors that provided transportation services in the Commonwealth of Virginia initiated separate legal demands for payment either prior to or after the filing of the inter-pleader action. Some of the demands, either in whole or in part, have been disputed by the Company as being without merit or have been settled. As of August 2004, all state and federal litigation initiated by such vendors have been stayed by order of the United States District Court for the Eastern District of Virginia and such claims have been substantially consolidated with above-referenced inter-pleader action. The Company believes that all claims against the Company will be fully resolved as ..part of the final distribution of the Bonded Amount in the inter-pleader action. Provisions in the financial statements for the estimated settlement amounts for these and other potential similar claims are considered adequate; however, the Company is unable to predict the outcome of these claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            10.1 9% Senior Subordinated Convertible Note Purchase Agreement by and Among DynTek, Inc. and the purchasers named therein, dated October 15, 2004.

            10.2 Form of Warrant issued by DynTek, Inc. to each purchaser pursuant to the 9% Senior Subordinated Convertible Note Purchase Agreement dated October 15, 2004.

            10.3 Form of Warrant issued by DynTek, Inc. to each purchaser who had not previously participated in any of DynTek's financings pursuant to the 9% Senior Subordinated Convertible Note Purchase Agreement dated October 15, 2004.

            10.4 Form of Warrant issued by DynTek, Inc. to the placement agent pursuant to the 9% Senior Subordinated Convertible Note Purchase Agreement dated October 15, 2004.

            10.5 Form of Note issued by DynTek, Inc. to each purchaser pursuant to the 9% Senior Subordinated Convertible Note Purchase Agreement dated October 15, 2004.

            10.6 Registration Rights Agreement by and among DynTek, Inc. and the purchasers named therein, dated October 15, 2004.

            10.7 Employment Agreement with Casper Zublin, Jr., dated October 15, 2004.

            10.8  Employment  Agreement with Robert  Webber,  dated November 12,
            2004

            10.9 Employment Agreement with Steven Ross, dated November 12, 2004

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

      (b)   Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004:

            (1) On July 1, 2004, we filed a Current Report on Form 8-K regarding the July 1, 2004 press release announcing the resignation of James Linesch and the hiring of the Company's new Chief Financial Officer Robert Webber.

            (2) On September 29, 2004, we filed a Current Report on Form 8-K for the September 28, 2004 press release announcing the results of operations for the fiscal year and fourth quarter ended June 30, 2004.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DYNTEK, INC.

                                         By: /s/ Robert I. Webber
                                         --------------------------------
                                         Robert I. Webber
                                         Chief Financial Officer,
                                         Chief Accounting Officer,
                                         Executive Vice President and
                                         Secretary

                                         Date: November 15, 2004