Form 10-Q
period 2004-12-31
DYNTEK INC
filed 2005-02-14
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2004

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

      As of February 14, 2005, the number of shares outstanding of the registrant's Common Stock, $.0001 par value, was 60,437,621.

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
                                                                         ------

Item 1. Condensed Consolidated Financial Statements

  Condensed Consolidated Balance Sheets - as of December 31, 2004
    (unaudited) and June 30, 2004                                        3

  Condensed Consolidated Statements of Operations and Comprehensive
    Income (Loss) (unaudited) - For the Three and Six Months Ended
    December 31, 2004 and December 31, 2003                              4

  Condensed Consolidated Statements of Cash Flows (unaudited) -
    For the Six Months Ended December 31, 2004 and December 31, 2003     5 - 6

  Notes to Condensed Consolidated Financial Statements (unaudited)       7 - 19

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              20 - 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk       28

Item 4. Controls and Procedures                                          29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                30
Item 6. Exhibits                                                         31

SIGNATURE                                                                32

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DYNTEK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         (in thousands, except share data)

                                                                                                       December 31,       June 30,
                                       ASSETS                                                             2004              2004
                                                                                                       ------------       ---------
                                                                                                       (unaudited)
CURRENT ASSETS:
      Cash                                                                                                    315             2,810
      Cash - Restricted                                                                                       324               479
      Accounts receivable, net of allowance for doubtful accounts of $240                                  15,924            12,045
      Inventories                                                                                           2,050             1,399
      Prepaid expenses and other assets                                                                       353                54
      Other receivables                                                                                         8                88
                                                                                                        ---------         ---------
               TOTAL CURRENT ASSETS                                                                        18,974            16,875

RESTRICTED CASH - over one year                                                                                95                91

INVESTMENTS - Marketable Securities                                                                            43                78

INVESTMENTS - Preferred Stock                                                                               1,104             1,104

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,105 and $3,035                                1,117               519

GOODWILL                                                                                                   19,316            19,869

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $734 and $652                                   81               163

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $8,502 and $7,136                                6,017             5,542

PURCHASED SOFTWARE, net of accumulated amortization of $690 and $671                                           --                19

DEFERRED FINANCING COSTS, net of accumulated amortization of $247 and $77                                   1,231               655

NOTES RECEIVABLE, long term, including receivable from officer of $100                                        678               548

DEPOSITS AND OTHER ASSETS                                                                                     216               186
                                                                                                        ---------         ---------
      TOTAL ASSETS                                                                                      $  48,872         $  45,649
                                                                                                        =========         =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                                  $   8,877         $   5,897
      Line of credit                                                                                        6,160             2,454
      Acquisition costs                                                                                       950                --
      Accrued expenses                                                                                      1,440             1,468
      Deferred revenue                                                                                        723               559
      Notes payable - accrued interest                                                                         79
      Notes payable current portion                                                                           846             1,812
      Liabilities of discontinued operations                                                                  966             4,181
                                                                                                        ---------         ---------
               TOTAL CURRENT LIABILITIES                                                                   19,961            16,450

DEFERRED REVENUE - long term                                                                                   95                91
LONG TERM NOTE PAYABLE                                                                                      9,812             3,505
                                                                                                        ---------         ---------
                       TOTAL LIABILITIES                                                                   29,868            20,046
                                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized; 604,597 and 683,317 shares issued and outstanding as of December 31, 2004 and June
      30, 2004, respectively                                                                                    1                 1
      Common stock, $.0001 par value, 150,000,000 shares authorized; 58,989,235 and 58,430,597 shares issued and outstanding as of December 31, 2004 and
      June 30, 2004 respectively                                                                                5                 5
      Additional paid-in capital                                                                          101,218           100,822
      Accumulated other comprehensive loss                                                                   (207)             (170)
      Accumulated deficit                                                                                 (82,012)          (75,055)
                                                                                                        ---------         ---------
               TOTAL STOCKHOLDERS' EQUITY                                                                  19,004            25,603
                                                                                                        ---------         ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  48,872         $  45,649
                                                                                                        =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                     (in thousands, except per share data)

                                                                            Three Months Ended               Six Months Ended
                                                                               December 31,                     December 31,
                                                                       ----------------------------    ----------------------------
                                                                           2004            2003            2004            2003
                                                                       ------------    ------------    ------------    ------------
REVENUES:
       Product Revenues                                                $     10,731    $      3,470    $     19,145    $      9,063
       Service Revenues                                                       9,271           6,331          15,640          13,664
                                                                       ------------    ------------    ------------    ------------
                Total revenues                                               20,002           9,801          34,785          22,727
                                                                       ------------    ------------    ------------    ------------

COST OF REVENUES:
       Cost of products                                                       8,641           3,086          15,601           8,047
       Cost of services                                                       7,210           5,362          12,351          11,042
                                                                       ------------    ------------    ------------    ------------
          Total cost of revenues                                             15,851           8,448          27,952          19,089
                                                                       ------------    ------------    ------------    ------------
GROSS PROFIT                                                                  4,151           1,353           6,833           3,638
                                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
       Selling expenses                                                       2,548           1,817           4,374           3,639
       General and administrative expenses                                    1,398           1,259           2,766           2,113
       Non cash expense for warrants                                             43              --              43              --
       Depreciation and amortization                                            781             668           1,542           1,341
       Goodwill Impairment                                                    6,026           3,000           6,026           3,000
                                                                       ------------    ------------    ------------    ------------
                Total operating expenses                                     10,796           6,744          14,751          10,093
                                                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                         (6,645)         (5,391)         (7,918)         (6,455)
                                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
       Loss on sale of marketable securities                                     --              --              --            (107)
       Interest expense                                                        (402)           (147)           (675)           (502)
       Other expense                                                             --              --             (50)
       Interest income                                                            2              88              11              93
                                                                       ------------    ------------    ------------    ------------
                    Total other income (expense)                               (400)            (59)           (714)           (516)

LOSS FROM CONTINUING OPERATIONS                                        $     (7,045)   $     (5,450)   $     (8,632)   $     (6,971)

DISCONTINUED OPERATIONS
       Gain (loss) on disposal of discontinued operations                        41             (30)          1,676            (205)
                                                                       ------------    ------------    ------------    ------------
NET LOSS                                                               $     (7,004)   $     (5,480)   $     (6,956)   $     (7,176)
                                                                       ============    ============    ============    ============

NET LOSS PER SHARE: Basic and Diluted
       Continuing Operations                                                   (.12)           (.12)           (.15)           (.16)
       Discontinued Operations                                                   --              --             .03            (.01)
                                                                       ------------    ------------    ------------    ------------
                                                                       $       (.12)   $       (.12)   $       (.12)   $       (.17)
                                                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION -
           Basic and Diluted                                             58,710,066      44,102,624      58,570,482      43,345,273
                                                                       ============    ============    ============    ============

NET LOSS                                                               $     (7,004)   $     (5,480)   $     (6,956)   $     (7,176)

COMPREHENSIVE LOSS, NET OF TAX
       Change in unrealized gain (loss) on available-for-sale-
       securities                                                               (25)             22             (37)             96
                                                                       ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                                     $     (7,029)   $     (5,458)   $     (6,993)   $     (7,080)
                                                                       ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                           ------------------------
                                                                                                              Six Months Ended
                                                                                                                  December 31,
                                                                                                           ------------------------
                                                                                                             2004             2003
                                                                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss - Continuing operations                                                                      $(8,632)          (6,971)
                                                                                                           -------          -------
     Adjustments to reconcile net loss, excluding discontinued operations, to net cash used in operating activities:
         Depreciation and amortization                                                                       1,455            1,245
         Amortization of debt discount                                                                         (34)              --
         Amortization of deferred financing costs                                                              158               --
         Amortization of capitalized software costs                                                             82              108
         Amortization of warrants issued for services                                                           43
         Loss (gain) on marketable securities                                                                   --              107
         Impairment of goodwill                                                                              6,026            3,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                                                  (781)           2,345
         Inventory                                                                                            (524)            (162)
         Prepaid expenses                                                                                     (108)              55
         Deposits and other assets                                                                             108               22
         Accounts payable                                                                                      704           (2,792)
         Deferred revenue                                                                                       16              (57)
         Accrued expenses                                                                                     (972)            (694)
         Restricted cash                                                                                       155              (21)
                                                                                                           -------          -------
              Total adjustments                                                                              6,334            3,156
                                                                                                           -------          -------

         NET CASH USED IN CONTINUING OPERATIONS                                                             (2,304)          (3,815)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                              (1,539)          (1,301)
                                                                                                           -------          -------

NET CASH USED IN OPERATING ACTIVITIES                                                                       (3,843)          (5,116)
                                                                                                           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Other notes receivable                                                                                   (130)              --
     Cash proceeds from the sale of marketable securities                                                       --               71
     Cash paid for acquisitions                                                                             (6,036)
     Cash received from Redrock acquisition                                                                    405               --
     Cash received from ITI acquisition                                                                        106
     Capital expenditures                                                                                     (203)            (116)
                                                                                                           -------          -------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                (5,858)             (45)
                                                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt financing                                                                            4,775               --
     Net proceeds under line of credit                                                                       2,431            1,179
     Issuance of Common Stock, net of expenses                                                                  --            3,982
                                                                                                           -------          -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           7,206            5,161
                                                                                                           -------          -------
NET  DECREASE IN CASH                                                                                       (2,495)              --
CASH AT BEGINNING OF PERIOD                                                                                  2,810               --
                                                                                                           -------          -------
CASH AT END OF PERIOD                                                                                          315          $    --
                                                                                                           =======          =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                                                               Six Months Ended
                                                                                                                  December 31,
                                                                                                          --------------------------
                                                                                                            2004              2003
                                                                                                          -------            -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                                    $   360            $   355

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Forgiveness by shareholders of note and accrued interest                                             $    --            $ 5,625

     Debt discount issued in connection with convertible debt                                                 (34)                --

     Issuance of stock in connection with convertible debt                                                     40                 --

     Acquisition of Red Rock Communications in 2004:
     Cash paid to shareholders                                                                              2,750                 --
     Gross cash acquired                                                                                      405                 --
     Contingent consideration                                                                                 750                 --

     Acquisition of Integration Technologies Inc. in 2004:
     Cash paid to shareholders                                                                              2,500                 --
     Gross cash acquired                                                                                      105                 --

     Acquisition of AMR in 2004:
     Cash paid to shareholders                                                                                786                 --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           DYNTEK, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)

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

      The accompanying condensed consolidated financial statements reflect all adjustments, which, in the opinion of management consist of normal recurring items that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. These adjustments include certain reclassifications to reflect the disposal of certain non-emergency transportation services which were a component of the Company's business outsourcing segment. Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

      During the second quarter of fiscal year 2005, the Company completed its acquisition of Integration Technologies, Inc. ("ITI"). See "Note 14, Business Acquisitions." The condensed consolidated financial statements include ITI's results of operations of from October 2004.

      As of December 31, 2004, the Company had a working capital deficiency of approximately $987,000 which includes $950,000 of acquisition indebtedness incurred in business combinations that were consummated on September 29, 2004 and October 14, 2004 (Note 14). As described in Note 18, the Company received $7,700,000 in connection with the sales of its common stock. The proceeds of this offering will be used for general working capital purposes.

      The Company believes that its cash on hand and cash it expects to generate from operations will sustain the business at least through December 31, 2005. However, there can be no assurance that the Company will have sufficient funds to implement its business plan or that the implementation of such plan will generate sufficient cash flow. If the Company is not successful in its efforts to either raise or generate sufficient liquidity, it could be forced to significantly alter its business plan, which could include making further reductions in overhead costs, and/or divesting itself of certain contracts or other assets.

2.    Accounting Policies

      The Company's significant accounting policies are included in Note 1 to the Company's consolidated financial statements that were filed in its Form 10-K for the year ended June 30, 2004.

      In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

      The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. This statement is effective for public entities that do not file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

      The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") no. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement, which is to be applied prospectively, are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.

      The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

      EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004.

      The adoption of this pronouncement does not currently have an effect on the Company's financial statements because the inclusion of common stock equilivants in earning per share are anti-dilutive.

3.    Marketable Securities

      Marketable securities are classified as available for sale in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Marketable Securities.". Accordingly, the unrealized loss resulting from valuing such securities at their current market values is presented as a component of stockholders' equity. At December 31, 2004, the unrealized loss on such securities amounted to $207,000

4.    Investment in Preferred Stock

      At June 30, 2003, the Company held a $1,104,000 note receivable due from Private Label Cosmetics, Inc. ("PLC") payable in 48 monthly installments with interest at 7.5% per annum. The note was secured by 342 shares of PLC common stock. On September 23, 2003, the Company agreed to convert the note into 1,000 shares of PLC preferred stock which it currently holds as an investment. Such preferred shares are convertible, at the Company's option, into 306 shares of PLC Common Stock. The preferred shares also include a liquidation provision in the event PLC is sold. Dividends are payable at $10,000 per quarter beginning March 31, 2005.

5.    Notes Receivable

      On September 30, 2003, the Company received additional security collateral for its accounts receivable due from LaborSoft Corporation ("LaborSoft"), a 25% equity investee of the Company (Note 17), by obtaining a Promissory Note and Security Agreement in the amount of $636,000 that LaborSoft owes the Company, for previously delivered services. The Promissory Note, which bears interest at the prime rate, (5.25% as of December 31, 2004), matures on September 21, 2006. LaborSoft granted the Company a security interest in its assets which includes receivables, equipment, software, and other intellectual property, inventory and intangible assets. The Company established a $200,000 reserve of this note in fiscal year 2003. The Company received an additional promissory note in the amount of $130,000 on December 31, 2004 as additional security for trade receivables due from LaborSoft. The Note bears interest at the prime rate and matures on December 31, 2007.

      On January 2, 2001, the Company advanced $170,000 to Steven Ross, its Chief Executive Officer, which was evidenced by a promissory note bearing interest at 8% per annum. On December 10, 2001, the Company extended the term of the note to the end of Mr. Ross' period of employment. On December 10, 2001, the Company forgave $70,000 of such note as a bonus to Mr. Ross. At December 31, 2004, $100,000 remained outstanding under the note receivable.

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

      During the quarter ended December 31, 2004, the Company recorded a $6,026,000 goodwill impairment charge including $4,227,000 relating to a specific service contract that the Company was notified will not be renewed. The Company acquired such contract as part of a group of contracts in its merger with Dyncorp in 2001. In addition, the Company recorded a $1,799,000 impairment charge associated with certain contracts for which the renewal options were unlikely.

7.    Credit Facility

      On June 30, 2003, the Company entered into a twelve month credit facility agreement with annual automatic renewals with an agency of Textron Financial Corporation ("Textron"). Textron provides the Company with a full notification factoring facility for up to $7,000,000 of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Under the terms of such credit facility, Textron finances, with recourse, up to 85% of the Company's eligible accounts receivable, as defined, Advances under this facility bear interest at the prime rate plus 2% (7.25% at December 31, 2004). In addition, the Company pays a 0.15% discount fee on all advances. Effective July 1, 2004 the Textron agreement was amended and extended for an additional period of twenty four months. As of December 31, 2004, $6,160,000 was outstanding under this credit facility.

8.    Senior Subordinated Convertible Notes

      On October 15, 2004 the Company entered into a 9% Senior Subordinated Convertible Note Purchase Agreement (the "Note Agreement") with certain investors (the "Purchasers") in which it issued an aggregate of $4,438,775 in principal amount of the Company's Senior Subordinated Convertible Notes (the "Senior Notes"), bearing 9% interest per annum with a maturity of three years. The Senior Notes are convertible into shares of the Company's common stock at a conversion price of $.65 per share, subject to certain adjustments.


      As part of the issuance of the Notes, the Company also issued to the Purchasers warrants to purchase 3,414,442 shares of the common stock at an exercise price of $.7475 per share (the "Warrants"). The Warrants, which are immediately exercisable, expire on September 30, 2009. In addition, the Company issued to Purchasers who had not previously participated in any financing of the Company warrants to purchase up to 554,540 shares of the Common stock at an initial exercise price of $1.25 per share (the "Additional Warrants"). The Additional Warrants, which are immediately exercisable, expire on June 10, 2005.

      Pursuant to the Note Agreement, the Company issued to Duncan Capital LLC, the placement agent in connection with the transaction, warrants to purchase up to 692,308 shares of the Company's Common Stock at an initial exercise price of $0.7475 per share (the "Placement Warrants") and paid a cash fee of $360,000 and 61,538 shares of common stock. The Placement Warrants may be exercised immediately and will expire on September 30, 2009. In addition, the Company incurred additional legal and transfer fees of $45,000.

      The Company registered for resale the shares of the Common Stock issuable upon the conversion of the Notes and the exercise of the associated warrants discussed above on a registration statement on Form S-3,that was filed with the Securities and Exchange Commission on November 17, 2004.

9.    Amended and Restated Secured Convertible Notes

      On November 15, 2004, the Company issued an Amended and Restated Secured Convertible Term Note (the "Amended Note") to the Laurus Master Fund, Ltd. ("Laurus Funds"). The Amended Note replaces previous the previous notes outstanding in the aggregate principal amount of $6,000,000 that were convertible into common stock at $1.15 per share.

      The Amended Note provides for a $1,000,000 increase in the remaining principal balance of the previous notes and to restructure the new aggregate principal of $6,649,999 after taking into account principal payment made to date, under the Amended Note to defer all payments until December 1, 2005. In exchange, the Company reduced the conversion price under the Amended Note from $1.15 per share to $0.65 per share. The Amended Note is convertible to Company common stock at the option of Laurus Funds.

      The Amended Note provides for Interest payable at the prime plus 1% per annum, but not less than 4% per annum. The Company, at its option, may repay the principal and interest in shares of its common stock shares, if at the time such stock is delivered (i) there exists an effective registration statement covering the distribution of such shares by the investor and (ii) the market price for such shares is greater than 115% of $0.65 per share, the price fixed for conversion to common stock of amounts outstanding under the Amended Note. Any amounts of Amended Note principal paid in cash, prior to maturity, shall be subject to a 2% premium payment.

      As part of the transaction, Laurus Funds also received a five-year amended and restated warrant to purchase 1,046,150 shares of DynTek common stock, exercisable at $0.65 per share (the "Amended Warrant"). The Amended Warrant replaces the warrant previously issued to Laurus Funds in connection with the convertible note financing which provided for the purchase of 625,000 shares at an exercise price of $1.25 per share. Substantially all assets of the Company have been pledged as security for this obligation.

10.   Commitments, Contingencies, and Other Agreements

COMMONWEALTH OF VIRGINIA

      Effective December 15, 2002, the Company entered into a mutual Settlement Agreement (the "Settlement Agreement") to cancel a contract (the "Transportation Contract") in which it provided non-emergency transportation brokerage services through third party providers (the "Transportation Vendors") to the Commonwealth of Virginia ("Virginia"). Pursuant the terms of the Settlement Agreement, the Company agreed to make certain payments due to the Transportation Vendors under an agreed-upon schedule through June 2003. At the time the Company entered into the Transportation Contract, DynCorp, Inc. ("Dyncorp") posted a $2,400,000 bond (the "Bond") to guarantee its financial performance under the contract in favor of Virginia. Dyncorp also indemnified the Company for any potential losses (obligations) in excess of $2,400,000 (the "Bonded Amount"). Certain claims of the Transportation Vendors caused the Bond to be called, initiating a process of disbursing the Bonded Amount to Transportation Vendors with verifiable claims. The bonding company filed an interpleader action (the "Interpleader Matter") to distribute the Bonded Amount on July 22, 2003. In addition to making claims against the Bond in the Interpleader Matter, many of the Transportation Vendors initiated separate claims for payment against the Company both as part of and separate from the Interpleader Matter. The Company provided DynCorp with a limited release of its indemnity for aggregate claims in excess of the Bonded Amount. Accordingly, the Company assumed the liability for valid claims in excess of the Bonded Amount.

      The Company entered into settlement agreements with a number of the Transportation Vendors and, on December 1, 2004, the Court entered an Order granting the Company's Motion to Approve Settlements and to Authorize Disbursement of Interpleader Funds (the "Order"). Pursuant to the Order, the Bonded Amount was transferred to the Transportation Vendors by DynTek in accordance with the terms of various settlement agreements.

      All claims in the Interpleader Matter against the Bond and/or against the Company, except for six, have been settled and paid in full as of December 31, 2004. The Transportation Vendors holding these settled and paid claims have been dismissed from the Interpleader Matter and pending state court lawsuits, if any, have also been dismissed. Of the six remaining unpaid claims, five are settled and will be paid in full by June 1, 2005. These remaining Transportation Vendors will be dismissed from the Interpleader Matter as their settlements are paid. The Company is still negotiatiating and is proceeding with litigation with the remaining Transportation Vendor with which it has not entered into a settlement agreement. A portion of the Bonded Amount is being held in escrow for this Transportation Vendor, if necessary.

      The Company records provisions for the estimated amount of any settlement or judgment in excess of amount covered by the portion of the Bonded Amount that is held in escrow. The Company believes that its provisions are adequate but, is unable to predict the outcome of the remaining unsettled claim.

OTHER AGREEMENTS

      Effective October 15, 2004, the Company entered into an Employment Agreement, ("Zublin Agreement") with Casper Zublin, Jr. to serve as the Company's Chief Operating Officer. Under the Zublin Agreement, Mr. Zublin will receive a base salary of $300,000 per year, and an annual performance bonus pursuant to a plan to be established by the Company's Compensation Committee. Mr. Zublin received a grant of options to purchase 350,000 shares of the Company's common stock, subject to certain vesting provisions. The Zublin Agreement also provides Mr. Zublin with severance benefits in the event of his termination for certain reasons. The Zublin Agreement provides additional benefits for Mr. Zublin in the event of a change in control of the Company and Mr. Zublin's employment is terminated, subject to certain conditions. In connection with his employment, Mr. Zublin also entered into an Indemnification Agreement with the Company.

      On November 12, 2004, the Company entered into an Employment Agreement (the "Webber Agreement") with Robert I. Webber to serve as the Company's Chief Financial Officer and as a director of the Company. Under the Webber Agreement, which is effective as of August 1, 2004, Mr. Webber receives a base salary at an annualized rate of $300,000, and is entitled to receive an annual incentive bonus pursuant to a bonus plan to be established by the Company's Compensation Committee. The bonus will be based upon the achievement of criteria as set forth in the Company's bonus plan. Mr. Webber received a grant of options to purchase 660,000 shares of the Company's common stock, and may receive a grant of 50,000 shares of restricted stock, subject to certain Company performance and vesting provisions. The Webber Agreement also includes severance and change in control benefits, in the event of Mr. Webber's termination for certain reasons.

      On November 12, 2004, the Company entered into an Employment Agreement (the "Ross Agreement") with Steven J. Ross to serve as the Company's President and Chief Executive Officer and as a director of the Company. Under the Ross Agreement, which is effective as of July 1, 2004, Mr. Ross receives a base salary at an annualized rate of $440,000, and he is entitled to receive an annual incentive bonus pursuant to a bonus plan to be established by the Company's Compensation Committee. The bonus will be based upon the achievement of criteria as set forth in the Company's bonus plan. Under the agreement, Mr. Ross will receive a grant of options to purchase 1,320,000 shares of the Company's common stock, and may receive a grant of 200,000 shares of restricted stock, subject to certain Company performance and vesting provisions. The Ross Agreement also includes severance and change in control benefits, in the event of Mr. Ross' termination for certain reasons.

      On October 15, 2004, the Company entered into a one year agreement with DC Asset Management, LLC for the negotiation, evaluation and structure of merger, acquisition and other transactions. As consideration the Company issued a five-year warrant to purchase up to 1,150,000 shares of Common Stock at an exercise price of $.50. The exercise price was subsequently increased to $.52.

11.   Stock Based Compensation

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

                                                                     Three Months Ended               Six Months Ended
                                                                   ----------------------          ----------------------
Periods Ended December 31,                                          2004            2003            2004            2003
--------------------------                                         ------          ------          ------          ------
Net Loss                                                           $7,004          $5,480          $6,956          $7,176
Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                                                       35               9              70              18
                                                                   ------          ------          ------          ------
Pro-forma net income (loss) under
Fair Value Method                                                  $7,039          $5,489          $7,026          $7,194
                                                                   ======          ======          ======          ======
Income / (Loss) per share:
Basic                                                              $  .12          $  .12          $  .15          $  .17
                                                                   ======          ======          ======          ======
Diluted                                                            $   --          $   --               $          $   --
                                                                   ======          ======          ======          ======
Pro-forma income (loss) share: Basic                               $   --          $   --          $   --          $   --
                                                                   ======          ======          ======          ======
Pro-forma income (loss) share:
Diluted                                                            $  .12          $  .12          $  .15          $  .17
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

                                                     Fiscal year     Fiscal year
                                                     2005 grants     2004 grants
                                                     -----------     -----------
Dividend yield                                                --              --
Weighted average expected life:                        2.2 years       3.6 years
Weighted average risk-free interest rate                    3.12%           2.5%
Expected volatility                                           35%           136%

12.   Stockholders' Equity

      On August 14, 2001, the Company's preferred stock became convertible into the Company's Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of December 31, 2004, 1,585,203 of such shares have been converted into 3,963,008 shares of Common stock, with a remainder of 604,597 shares not yet converted.

      On October 7, 2004, the Company issued 300,000 shares of its Common Stock to be held in escrow for AMR Networks. The shares are included in the total outstanding shares as of December 31, 2004. However, the shares do not have any voting rights are not eligible for dividend while held in escrow. The issuance relates to the purchase of certain assets and contracts from AMR Networks. The shares are held in escrow and may be earned and distributed over a three year period of 100,000 shares annually upon annual fiscal year achievement of $ 500,000 of gross profit.

      On October 15, 2004, the Company issued a warrant to purchase 1,150,000 shares of Common Stock at an exercise price of $.50 to DC Asset Management, LLC as retainer for negotiation, evaluation and structure of merger, acquisition and other transactions. The exercise price was subsequently increased to $.52 per share.

      In connection with the Note Agreement dated October 15, 2004, see Note 8, the Company issued warrants to purchase 3,414,442 shares of the Company's Common Stock at an exercise price of $.7475. The warrants will expire on September 30, 2009. Additionally, warrants to purchase up to 554,540 shares of the Company's Common stock at an exercise price of $1.25 per share, which will expire on June 10, 2005 were issued. The Company issued to Duncan Capital LLC, the placement agent in connection with the transaction, warrants to purchase up to 692,308 shares of the Company's Common Stock at an initial exercise price of $0.7475 per share which will expire on September 30, 2009.

      On November 15, 2004, the Company issued an amended five year warrant to purchase 1,046,150 shares of Common Stock, exercisable at $.65 per share in relation to the Amended and Restated Secured Convertible Note, described in Note 9.

      On November 15, 2004, the Company issued 61,538 shares of Common Stock to Duncan Capital as a placement agent in connection with the Amended and Restated Secured Convertible Note, described in Note 9.

13.   Earnings per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method". Common stock equivalents consisting of options, warrants, convertible debt, and convertible preferred stock totaling 45,640,598 and 17,610,990 were excluded in the diluted weighted average calculation for the three months ended December 31, 2004 and December 31, 2003 respectively. As the effect would be anti-dilutive.

Total outstanding stock, options, convertible preferred stock, convertible debt and warrants are as follows:

          ------------------------------------------------------------
                                                As of December 31,
                                                2004          2003
          Common stock                       58,989,235    46,720,235
          Options and warrants               26,859,990    14,532,662
          Convertible debt                   17,269,115            --
          Convertible preferred stock         1,511,493     3,078,328
                                            -------------------------
                                            104,629,833    64,331,225
                                            =========================

14.   Business Acquisitions

Red Rock Communications

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

      An employee of Redrock Communications Solutions, Inc., a Nevada corporation "Redrock"), is claiming that he owns up to one-third (1/3) of the outstanding shares of Common Stock of Redrock at the time of the Company's acquisition of the outstanding shares of Redrock pursuant to a Stock Purchase Agreement dated September 29, 2004, by and among the Company and the two (2) holders of record (the "Sellers") of the outstanding shares of Redrock (the "Redrock Agreement"). The Redrock employee thereby is claiming that he is entitled to receive one-third (1/3) of the consideration paid by the Company for the acquisition of all then-outstanding shares of Redrock. The Redrock Agreement provides an indemnification for the benefit of the Company by the Sellers of any breach or inaccuracy of any of the representations and warranties made by the Sellers and the Company in the Redrock Agreement, which include representations with respect to Redrock's capital structure, its securities then-outstanding and the Sellers' ownership of the shares of Redrock stock. No complaint has been filed, and the parties in the dispute have discussed the possibility of mediation as a means to resolve the dispute.

      As a result of this dispute, the Company is withholding a portion of the deferred cash payment in the amount of $250,000 ("Deferred Payment"), which payment is past due, that is payable to the Sellers pursuant to the Redrock Agreement as part of the consideration for the purchase of the Redrock shares to offset any indemnification claims that the Company may have against the Sellers once the dispute is resolved. The Company will release the Deferred Payment that is withheld upon execution by the Redrock employee of a letter of affirmation and waiver of any claims he might have against the Company.

A summary of the business assets acquired (in thousands) is as follows:

     Consideration paid:
     Stock to be issued                                    $  500
     Cash                                                   3,000
     Liabilities assumed                                    2,095
                                                           ------
     Total consideration                                   $5,595
                                                           ------
     Assets acquired:
     Cash                                                     405
     Accounts receivable, net                               1,221
     Inventory                                                115
     Prepaid expenses, deposits and other assets                8
     Property and equipment                                   136
     Customer list                                            755
     Goodwill                                               2,955
                                                           ------
     Fair value of assets acquired                         $5,595
                                                           ------

Integration Technologies Inc.

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

      On October 18, 2004, the Merger Sub was merged into ITI with ITI becoming a wholly-owned subsidiary of the Company (the "Merger"). The consideration paid or payable to the Shareholders in connection with the Merger is comprised of:
(i) an initial cash payment of $2,500,000; (ii) an earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI's EBITDA for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; (iii) a earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI's revenue for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; and (iv) an aggregate number of whole shares of Company common stock of based on the average closing sale price per share (the "Share Price") of such common stock as reported on the Nasdaq SmallCap Market (the "Nasdaq") for the 30 trading days prior to June 28, 2005, determined as follows:
(a) 2,140,000 shares if the Share Price is greater than $1.00 but less than $1.50; (b) that number of shares equal to $2,140,000 divided by the Share Price if the Share Price is less than $1.00, provided that the maximum number of shares issuable pursuant to this clause (b) shall be no more than 4,280,000 shares; or (c) that number of shares equal to $3,210,000 divided by the Share Price if the Share Price is greater than $1.50 (the "Stock Consideration"). At the option of the Representative, up to fifty percent (50%) of the Stock Consideration may be paid in cash instead of Company Common Stock. In no event will the Company be required to issue shares of Company Common Stock if such issuance would require stockholder approval under the Nasdaq Marketplace Rules. In the event the number of shares issuable as Stock Consideration is so limited, the Company will pay the difference to the Shareholders in cash.

A summary of the business assets acquired (in thousands) is as follows:

     Consideration paid:
     Cash                                                   2,500
     Liabilities assumed                                    2,542
                                                           ------
     Total consideration                                   $5,042
                                                           ------
     Assets acquired:
     Cash                                                     105
     Accounts receivable, net                               1,952
     Inventory                                                 12
     Prepaid expenses, deposits and other assets              101
     Property and equipment                                   329
     Customer list                                          1,200
     Goodwill                                               1,343
                                                           ------
     Fair value of assets acquired                         $5,042
                                                           ------

The  following   unaudited  pro-forma   information   reflects  the  results  of
continuting operations of the Company as though the acquisitions had been consummated as of July 1, 2003 (in thousands).

-------------------------------------------------------------
                              Six Month ended December 31,
-------------------------------------------------------------
                              2004                    2003
-------------------------------------------------------------
Revenue                     $38,884                  $32,838
-------------------------------------------------------------
Net Loss                     (6,523)                  (8,754)
-------------------------------------------------------------
Net Loss per share              .11                      .12
-------------------------------------------------------------

15.   Discontinued Operations

      During 2003, the Company disposed of its non-emergency transportation business.

As of December 31, 2004, the total remaining liabilities of discontinued operations amounted to $966,000. A significant portion of such payables are owed to the Transportation Vendors involved in the Inter-Pleader Matter described in
Note 10.

16.   Business Segments

      DynTek's operations are organized along its product lines and include two segments; Information Technology Services and Business Process Outsource Services. The Information Technology Services segment provides a range of specialized IT infrastructure services: system architectural design, legacy systems integration, network engineering, applications development, network security services, help desk support and operational support, primarily to state and local government entities and mid-market commercial entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among seven states California, Florida, Massachusetts, Michigan, Nevada, Virginia and New York, with employees situated in locations that are convenient to client sites.

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

                                                                               Business             Information
                                                                                Process             Technology
                                                                              Outsourcing            Services               Total
                                                                               --------              --------              --------
Three months ended December 31, 2004
Sales to external customers                                                    $  2,201              $ 17,801              $ 20,002
Depreciation and amortization expense                                               116                   655                   781
Goodwill impairment                                                               5,837                   189                 6,026
Operating loss                                                                   (5,763)               (1,283)               (7,046)
Net interest expense                                                                 --                   400                   400
Total assets                                                                      9,985                38,887                48,872
Capital expenditures                                                                 27                   104                   167

Three months ended December 31, 2003
Sales to external customers                                                    $  2,302              $  7,499              $  9,801
Depreciation and amortization expense                                               111                   557                   668
Goodwill impairment                                                               3,000                    --                 3,000
Operating loss                                                                   (3,001)               (2,390)               (5,391)
Net interest expense                                                                 --                    59                    59
Total assets                                                                     22,299                24,169                46,468
Capital expenditures                                                                 --                    35                    35

Six months ended December 31, 2004
Sales to external customers                                                    $  4,877              $ 29,908              $ 34,785
Depreciation and amortization expense                                               233                 1,309                 1,542
Goodwill impairment                                                               5,837                   189                 6,026
Operating loss                                                                   (5,684)               (2,948)               (8,632)
Net interest expense                                                                 --                   664                   664
Total assets                                                                      9,985                38,887                48,872
Capital expenditures                                                                 27                   176                   203

Six months ended December 31, 2003
Sales to external customers                                                    $  5,014              $ 17,713              $ 22,727
Depreciation and amortization expense                                               222                 1,119                 1,341
Goodwill impairment                                                               3,000                    --                 3,000
Operating loss                                                                   (3,137)               (3,319)               (6,456)
Net interest expense                                                                 --                   409                   409
Total assets                                                                     22,299                24,169                46,468
Capital expenditures                                                                 78                    38                   116

17.   Related-Party Transactions

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

18.   Subsequent Events

      On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors (the "Investors") for the sale of $7,700,000 of Common Stock of the Company at a price of $0.52 per share. In connection with such purchase, the Investors received warrants (the "Warrants") to purchase up to 3,700,000 shares of our Common Stock. The Warrants have an exercise price of $0.66 per share, and are exercisable for a period beginning six months from issuance and ending five years thereafter. The Company has agreed to file a registration statement underlying the common stock and shares issuable upon exercise of the Warrants within a period of 30 days of the closing of this transaction.

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

o     Our continued ability to trade on the NASD bulletin board; and

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

Results of Operations

Continuing Operations

The following  table sets forth for the periods  presented  information  derived
from  our  unaudited   condensed   consolidated   statement  of  operations  (in
thousands):

Revenues

                                         For the Three Months ended                       For the Six Months ended
                              ---------------------------------------------------------------------------------------------------
                                                December 31,                                     December 31,
                              ---------------------------------------------------------------------------------------------------
                                                      Percentage                                            Percentage
                                2004         2003       change      Amount         2004         2003          change      Amount
                              ---------------------------------------------------------------------------------------------------
Product(1)                    $  5,874      $3,470        69%      $  2,404      $ 12,271       9,063           35%      $  3,208

Service(1)                       5,480       6,331       (13%)         (851)       11,061      13,664          (19%)       (2,603)
                              --------      ------       ---       --------      --------     -------          ---       --------

Total (1)                       11,354       9,801        16%         1,553        23,332      22,727            3%           605

Product(2)                       2,983         n/a       100%         2,983         5,000         n/a          100%         5,000

Service(2)                       2,270         n/a       100%         2,270         3,058         n/a          100%         3,058
                              --------      ------       ---       --------      --------     -------          ---       --------

Total(2)                         5,253         n/a       100%         5,253         8,058         n/a          100%         8,058

Product(3)                       1,874         n/a       100%         1,874         1,874         n/a          100%         1,874

Service(3)                       1,521         n/a       100%         1,521         1,521         n/a          100%         1,521
                              --------      ------       ---       --------      --------     -------          ---       --------

Total(3)                         3,395         n/a       100%         3,395         3,395         n/a          100%         3,395

Totals                        $ 20,002      $9,801       104%      $ 10,201      $ 34,785     $22,727           53%      $ 12,058
                              ========      ======       ===       ========      ========     =======          ===       ========

(1) Revenues from Redrock and Integration Technologies are excluded for comparative purposes.

(2) Represents revenues generated from Redrock following the acquisition on August 1, 2004.

(3) Represents revenues generated from Integration Technologies following the acquisition on October 1, 2004.

Three Months ended December 31, 2004 and 2003

Revenue for the three months ended December 31, 2004 amounted to approximately $20,002,000 as compared with revenue of approximately $9,801,000 for the comparable 2003 period. The increase in revenue is attributable to an increase in product revenue of approximately $7,261,000 and an increase in service revenue of approximately $2,940,000. The increase in revenue is primarily attributable to an increase of $8,648,000 in revenues from Redrock and ITI during the quarter, and an increase of $1,553,000 in revenues, or 16%, from the prior DynTek business over the same period in the prior fiscal year.

Our customers are primarily state and local government entities, primarily located in New York, Michigan, Massachusetts, and Florida, as well as mid-sized corporations in diversified industries located in Southern California.

Twenty-five of our customers accounted for 54% of our total revenues and 40% of our total accounts receivable during the quarter.

Although no one customer accounted for 10% or more of our revenues, the loss of major customers could be expected to have a material adverse effect on our financial condition during the short term and until we are able to generate replacement business, and there can be no assurance of obtaining such business.

Six Months ended December 31, 2004 and 2003

Revenues for the six month period ended December 31, 2004 amounted to approximately $34,785,000, as compared to revenues of approximately $22,727,000 during the same six-month period for the prior fiscal year. This increase resulted primarily from $8,058,000 in additional revenues from the Redrock acquisition, which was effective in August 2004, and $3,395,000 in revenues from the ITI acquisition, which closed in October 2004.

Gross Profit

Three Months ended December 31, 2004 and 2003

Gross profit from product sales increased to 19% in the three months ended December 31, 2004 from 11% in the comparable 2003 period, primarily due to the sale of higher margin products in our solutions, pass thru sales in the education business and higher product margins from the acquisitions. The gross profit from service revenue increased to 22% in the three months ended December 31, 2004 from 15% in the comparable 2003 period. The increase in gross profit margin from services was primarily related to the higher service margins from acquisitions and sale of higher end service solutions.

Six Months ended December 31, 2004 and 2003

Gross profit during the six months ended December 31, 2004 increased to 20% from 16% in the comparable six month period in the prior year. Gross profit from product sales increased from 11% to 19%, and gross profit from service revenue increased from 19% to 21%. These increases were primarily due to the sale of higher margin products in our solutions and higher margins in product sales and services from acquisitions completed during the six months ended December 31, 2004.

We continue to face competitive market pressures which may impact the gross profit on our product revenue and service related revenue, including price and gross profit margin pressures. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, voice over-IP and access infrastructure. There can be no assurance, however, that we will be able to continue to improve profit margins and compete effectively and profitably in all areas, given the intense competition currently existing in the IT Service industry.

Selling, General and Administrative

The following  table sets forth for the periods  presented  information  derived
from  our  unaudited   condensed   consolidated   statement  of  operations  (in
thousands):

                                               For the Three Months ended                         For the Six Months ended
                                                       December 31,                                      December 31,

                                                                     Percentage of                                     Percentage of
                                              Dollars                  Revenues                Dollars                   Revenues
                                         2004        2003           2004      2003        2004         2003           2004      2003
                                       ---------------------------------------------------------------------------------------------
Selling(4)                             $ 1,533      $1,817            8%       19%      $ 3,102        3,639            9%       16%

General &
Administrative(4)                        1,219       1,259            6%       12%        2,525        2,113            7%        9%

Depreciation &
Amortization(4)                            710         668            4%        6%        1,404        1,341            4%        6%

Goodwill impairment                      6,026       3,000           30%       31%        6,026        3,000           17%       13%

Other(4)                                   443          59            3%        1%          746          516            3%        2%
                                       -------      ------          ---       ---       -------      -------          ---       ---

Total                                  $ 9,931      $6,803           51%       69%      $13,803       10,609           40%       46%

Selling(5)                                 446         n/a            2%      n/a           703          n/a            2       n/a

General &
Administrative(5)                           21         n/a            *       n/a            82          n/a            *       n/a

Depreciation &
Amortization(5)                             38         n/a            *       n/a           105          n/a            *       n/a

Other(5)                                    --         n/a           --       n/a            11          n/a            *       n/a
                                       -------      ------          ---       ---       -------      -------          ---       ---

Total                                  $   505         n/a            2%      n/a       $   901          n/a            2%      n/a

Selling(6)                                 569         n/a            3%      n/a           569          n/a            2%      n/a

General &
Administrative(6)                          159         n/a            1%      n/a           159          n/a            *       n/a

Depreciation &
Amortization(6)                             33         n/a            1%      n/a            33          n/a            *       n/a

Other(6)                                    --         n/a           --       n/a            --          n/a            *       n/a
                                       -------      ------          ---       ---       -------      -------          ---       ---

Total                                  $   761         n/a            4%      n/a       $   761          n/a            2%      n/a

Totals                                 $11,197      $6,803           57%       69%      $15,465      $10,609           45%       46%
                                       =======      ======          ===       ===       =======      =======          ===       ===

(4) Expenses from Redrock and Integration Technologies are excluded for comparative purposes

(5) Represents expenses generated by Redrock following its acquisition on August 1, 2004

(6) Represents expenses generated by Integration Technologies following its acquisition on October 1, 2004

*     less than 1%

Three Months ending December 31, 2004 and 2003

Selling, general and administrative expenses increased to approximately $3,946,000 in the three months ended December 31, 2004 from approximately $3,076,000 in the comparable 2003 period. The increase in expenses was primarily due to increased selling costs on a higher revenue base, and an increase in general and administrative expenses incurred in connection with acquisitions completed during the quarter ended December 31, 2004. Expressed as a percentage of net revenues, selling, general and administrative expenses decreased to 20% as compared to 32% in the comparable 2003 period. The decrease was primarily related to selling costs on a higher revenue base during the quarter ended December 31, 2004.

Six Months ending December 31, 2004 and 2003

Selling,   general  and  administrative   expenses  increased  to  approximately
$7,140,000 in the six months ended December 31, 2004 from approximately $5,752,000 in the comparable 2003 period. The increase in expenses was primarily due to increased selling costs on a higher revenue base, and an increase in general and administrative expenses incurred in connection with acquisitions completed during the December 31, 2004 period. Expressed as a percentage of net revenues, selling, general and administrative expenses were 21% as compared to 26% in the comparable 2003 period. The decrease was primarily related to additional selling costs on a higher revenue base during the six month period ending December 31, 2004.

Net Income

Three Months ending December 31, 2004 and 2003

Our net loss for the three months ended December 31, 2004 is $7,005,000 compared to a net loss of $5,480,000 for the quarter ended December 31, 2003. The net loss in the December 31, 2004 includes several non-cash items, including a goodwill impairment of $6,026,000, a non-cash expense for warrants of $43,000 and depreciation and amortization of $781,000. Excluding these non-cash items, the Company had positive EBITDA of $204,000. The increase in the net loss for the period ended December 31, 2004 is primarily due to the goodwill impairment that the Company recorded in the amount of $6,026,000, compared to the goodwill impairment charge of $3,000,000 for the same period in 2003, partially offset by increases in our gross profit margins during the quarter ended December 31, 2004.

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization, goodwill impairment charges, and non-cash expense for securities. Other companies may calculate EBITDA differently. EBITDA is a non-GAAP measure of profitability and is a widely accepted financial indicator of a company's ability to service debt, and produce positive cash flow. EBITDA should not be considered in isolation, or as an alternative to net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting procedures. The Company believes that EBITDA can be a useful tool for investors and others to ascertain the financial health of the business, especially in situations where a company has significant non-cash operating expenses. EBITDA is widely used in the IT services industry to analyze company performance and potential acquisitions, and management of the Company also uses EBITDA as a measure of performance for our regional sales units.

Six Months ending December 31, 2004 and 2003

Our net loss for the six months ended December 31, 2004 is $6,956,000 compared to a net loss of $7,177,000 for the six months ended December 31, 2003. The net loss in the six month period ended December 31, 2004 includes a goodwill impairment of $6,026,000, compared to a goodwill impairment of $3,000,000 for the comparable six-month period in the prior year. The increased goodwill expense is partially offset by improvements in gross profit from $3,638,000 for the six months ended December 31, 2003 to $6,833,000 for the six month period ended December 31, 2004. The Company also had a gain on disposal of discontinued operations of $1,676,000 during the six month period ended December 31, 2004.

Discontinued Operations

Net gain from discontinued operations was $41,000 for the three months ended December 31, 2004 compared to a net loss of $30,000 for the three months ended December 31, 2003. The gain was attributable to settled claims associated with the Virginia non-emergency transportation services contract as described in Note 8 of the condensed consolidated financial statements.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

                                                   (Dollars in thousands)
                                                  As of                As of
                                            December 31, 2004      June 30, 2004
                                            -----------------      -------------

Cash and cash equivalents                      $    639              $  3,289
Working capital                                $   (987)             $    425
Working capital without giving effect to
  acquisition liability                        $    (37)             $    425

Current ratio                                    0.95:1                1.03:1
Current ratio without giving effect to
  acquisition liability                          0.99:1                1.03:1
Notes payable (current portion)                $    846              $  1,812

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the six months ended December 31, 2004, we used cash of approximately $2,304,000 in operating activities and $1,539,000 in discontinued operations.

As described in Note 13 to the Condensed Consolidated Financial Statements, in October 2004, we paid to the former shareholders of Redrock Communications as part of the purchase price for our acquisition of Redrock Communications an initial cash payment of $2,500,000. In addition, we are obligated to pay a deferred cash payment of $500,000 sixty (60) days after the closing date of the transaction as well as an earn-out cash payment up to a maximum amount of $1,500,000, based upon Redrock Communications' EBITDA for the period between July 1, 2004 through June 30, 2005.

As described in Note 13 to the Condensed Consolidated Financial Statements, as part of the purchase price in our acquisition of Integration Technologies, Inc., we paid an initial cash payment of $2,500,000. In addition, we are obligated to pay an earn-out cash payment up to a maximum amount of $1,500,000, based upon ITI's EBITDA for the period between July 1, 2004 through June 30, 2005 and an additional earn-out payment up to a maximum amount of $1,500,000, based upon ITI's revenue for the period between July 1, 2004 through June 30, 2005.

We had a working capital deficiency of $987,000 as of December 31, 2004. As a result of the foregoing, our cash decreased by $2,495,000.

On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors (the "Investors") for the sale of $7,700,000 of Common Stock, (the "Common Shares") of the Company at a price of $0.52 per share. In connection with such purchase, the Investors received warrants (the "Warrants") twenty five percent of the Common Shares. The Warrants have an exercise price of $0.66 per share, and cannot be exercised for a period of six months from issuance. The Company has agreed to file a registration statement underlying the common stock and shares issuable upon exercise of the Warrants within a period of 30 days of the closing of this transaction.

On July 31, 2004, our credit facility agreement with an agency of Textron Financial Corporation ("Textron") was amended and extended for 24 months through June 30, 2006. The amended Textron facility provides us with a full notification factoring facility for up to $7,000,000 of working capital. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, less a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.0% (7.25% at December 31, 2004). Additionally, a 0.15% discount fee is charged at the time of purchase. As of December 31, 2004, the outstanding balance under such credit facility amounted to $6,160,000.

We may expand the scope of our product and services offerings by pursuing acquisition candidates with complementary technologies, services or products. Should we commence such acquisitions, we believe that we would finance the transactions with a combination of our working capital and the issuance of additional securities. We may attempt to secure additional funding, including equity or debt financing where appropriate, for acquisitions. There can be no assurance, however, that we will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that we will be successful in obtaining the necessary financing to complete the acquisitions

In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants. Should we require additional working capital, we would consider divesting certain of our contracts or other assets that may not be critical to the business.

Contractual Obligations

                                                                  Payments due by period
                                                                       (in thousands)
                                                                Less                              More
                                                                than 1                  3-5       than 5
                                                     Total       year     1-3 years     years     years
      Contractual Obligations
      Long-Term Debt Obligations                     11,087      1,263       9,824        --        --
      Operating Lease Obligations                     2,551      1,078         902       571        --
                                                    -------     ------     -------      ----      ----
      Total                                         $13,638     $2,341     $10,726      $571        --
                                                    =======     ======     =======      ====      ====

Recent Accounting Pronouncements

      In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

      The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. This statement is effective for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

      The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") no. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement which is to be applied prospectively, are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

      The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

      EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

      The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities.

The Textron credit facility exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Textron credit facility requires interest to be paid at 2.0% over the prime rate. The Laurus Funds convertible secured term note ($6,649,999 on January 31, 2005), exposes the Company to similar risks, and it requires interest to be paid at 1% over the prime rate. The table below provides information on the Textron credit facility and the Laurus Funds note as of December 31, 2004.

                                                               Weighted Average
                                        Principal Balance        Interest Rate
                                        -----------------      ----------------

Factoring credit facility                  $ 6,160,000               6.5%

Secured Convertible Notes                  $ 4,438,775               9.0%

Secured Convertible Laurus Note            $ 6,649,000               5.5%

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation as of the end of the period covered by this quarterly report was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, for the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting or in other factors identified in this evaluation that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably materially likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COMMONWEALTH OF VIRGINIA

      Effective December 15, 2002, the Company entered into a mutual Settlement Agreement (the "Settlement Agreement") to cancel a contract (the "Transportation Contract") in which it provided non-emergency transportation brokerage services through third party providers (the "Transportation Vendors") to the Commonwealth of Virginia ("Virginia"). Under the terms of the Settlement Agreement, the Company agreed to make certain payments due to the Transportation Vendors under an agreed-upon schedule through June 2003. At the time the Company entered into the Transportation Contract, DynCorp, Inc. ("Dyncorp") posted a $2,400,000 bond (the "Bond") to guarantee its financial performance under the contract in favor of Virginia. Dyncorp also indemnified the Company for any potential losses (obligations) in excess of $2,400,000 (the "Bonded Amount"). Certain claims of the Transportation Vendors caused the Bond to be called, initiating a process of disbursing the Bonded Amount to Transportation Vendors with verifiable claims. The bonding company filed an interpleader action (the "Interpleader Matter") to distribute the Bonded Amount on July 22, 2003. In addition to making claims against the Bond in the Interpleader Matter, many of the Transportation Vendors initiated separate claims for payment against the Company both as part of and separate from the Interpleader Matter. The Company provided DynCorp with a limited release of its indemnity for aggregate claims in excess of the Bonded Amount. Accordingly, the Company assumed the liability for valid claims in excess of the Bonded Amount.

      The Company entered into settlement agreements with a number of the Transportation Vendors and, on December 1, 2004, the Court entered an Order granting the Company's Motion to Approve Settlements and to Authorize Disbursement of Interpleader Funds (the "Order"). Pursuant to the Order, the Bonded Amount was transferred to the Transportation Vendors by DynTek pursuant to the terms of various settlement agreements. All claims in the Interpleader Matter against the Bond and/or against the Company, except for six, have been settled and paid in full as of December 31, 2004. The Transportation Vendors holding these settled and paid claims have been dismissed from the Interpleader Matter and pending state court lawsuits, if any, have also been dismissed. Of the six unpaid claims, five are settled and will be paid in full by June 1, 2005. These remaining Transportation Vendors will be dismissed from the Interpleader Matter as their settlements are paid.

      The Company is still in negotiations and is proceeding with litigation with the one remaining Transportation Vendor that has not entered into a settlement agreement with the Company. A portion of the Bonded Amount is being held in escrow for this Transportation Vendor, if necessary. The Company records provisions for the estimated amount of any settlement or judgment in excess of amount covered by the portion of the Bonded Amount being held in escrow. The Company believes its provisions are adequate but is unable to predict the outcome of the remaining unsettled claim.

ITEM 6. EXHIBITS

      (a)   Exhibits.

            10.10 Service Agreement between DynTek Inc. and DC Asset Management dated September 1, 2004

            10.11 Form of warrant issued by DynTek Inc. to DC Asset Management pursuant to the Service Agreement dated September 1, 2004

            10.12 Agreement and Plan of Merger by and amount DynTek Inc. ITI Acquisition Corp., Integration Technologies, Inc.,the Shareholders of Integration Technologies, Inc. and Casper Zublin, Jr. as the Shareholder Representative dated as of October 14, 2004

            10.13 Amended and Restated Convertible Note dated November 15, 2004

            10.14 Form of warrant issued by DynTek Inc. issued to Laurus pursuant to the Amended and Restated Convertible Note dated November 15, 2004

            10.15 Registration rights agreement pursuant to the Amended and Restated Convertible Note dated November 15, 2004

            10.16 Form of stock option agreement pursuant to the 2001 DynTek Stock Option Plan

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

                                                  DYNTEK, INC.

                                                  By: /s/ Robert I. Webber
                                                  ------------------------
                                                  Robert I. Webber
                                                  Chief Financial Officer, Chief
                                                  Accounting Officer, Executive
                                                  Vice President and Secretary

                                                  Date: February 14, 2005