Form 10-Q
period 2005-03-31
DYNTEK INC
filed 2005-05-16
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2005

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

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No ___

      Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

      As of May 11, 2005, the number of shares outstanding of the registrant's Common Stock, $.0001 par value, was 75,426,765.

                          DYNTEK, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                          Number
                                                                          ------

Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets - as of March 31, 2005         3
         (unaudited) and June 30, 2004

     Condensed Consolidated Statements of Operations and Comprehensive    4
         Income (Loss) (unaudited) - For the Three and Nine Months
         Ended March 31, 2005 and March 31, 2004

     Condensed Consolidated Statements of Cash Flows (unaudited)          5 - 6
         - For the Nine Months Ended March 31, 2005 and
         March 31, 2004

     Notes to Condensed Consolidated Financial Statements (unaudited)     7 - 22

Item 2. Management's Discussion and Analysis of Financial                 23-33
         Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk        33
Item 4. Controls and Procedures                                           33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 34
Item 6. Exhibits                                                          35

SIGNATURE                                                                 36

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                         ASSETS                                              March 31, 2005           June 30, 2004
                                         ------                                              --------------           -------------
CURRENT ASSETS:                                                                                 (unaudited)
      Cash                                                                                        $     828               $   2,810
      Cash - Restricted                                                                                 417                     479
      Accounts receivable, net of allowance for doubtful accounts of $260
      and $240 at June 30, 2004                                                                      15,711                  12,045
      Inventories                                                                                       977                   1,255
      Prepaid expenses and other assets                                                                 120                      54
      Other receivables                                                                                  23                      88
                                                                                                  ---------               ---------
               TOTAL CURRENT ASSETS                                                                  18,076                  16,731
               --------------------

RESTRICTED CASH - over one year                                                                          86                      91

INVESTMENTS - Marketable Securities                                                                      51                      78

INVESTMENTS - Preferred Stock                                                                           500                   1,104

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,157 and $3,035                          1,629                     663

GOODWILL                                                                                             23,101                  19,869

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $734 and $652                             81                     163

ACQUIRED CUSTOMER LIST, net of accumulated amortization of $9,183 and $7,136                          5,336                   5,542

PURCHASED SOFTWARE, net of accumulated amortization of $690 and $671                                     --                      19

DEFERRED FINANCING COSTS, net of accumulated amortization of $357 and $77                             1,124                     655

NOTES RECEIVABLE, long term, including receivable from officer of $100                                  300                     548

DEPOSITS AND OTHER ASSETS                                                                               534                     186
                                                                                                  ---------               ---------
      TOTAL ASSETS                                                                                $  50,818               $  45,649
                                                                                                  =========               =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                                            $   6,714               $   5,897
      Line of credit                                                                                  3,651                   2,454
      Acquisition indebtedness                                                                        4,250                      --
      Accrued expenses                                                                                1,484                   1,468
      Deferred revenue                                                                                  681                     559
      Notes payable - accrued interest                                                                  257                      79
      Notes payable current portion                                                                   2,280                   1,812
      Liabilities of discontinued operations                                                            717                   4,181
                                                                                                  ---------               ---------
               TOTAL CURRENT LIABILITIES                                                             20,034                  16,450

DEFERRED REVENUE - long term                                                                             86                      91
LONG TERM NOTE PAYABLE                                                                                7,652                   3,505
                                                                                                  ---------               ---------
                       TOTAL LIABILITIES                                                             27,772                  20,046
                                                                                                  ---------               ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value,  10,000,000 shares authorized; 583,124 and 683,317  shares issued and  outstanding  as of March 31, 2005 and June
      30, 2004, respectively                                                                              1                       1
      Common stock, $.0001 par value, 150,000,000 shares authorized; 74,633,144 and 58,430,597 shares issued and outstanding as of March 31, 2005 and June
      30, 2004 respectively                                                                               7                       5
      Additional paid-in capital                                                                    109,048                 100,822
      Deferred compensation                                                                            (103)                     --
      Accumulated other comprehensive loss                                                             (199)                   (170)
      Accumulated deficit                                                                           (85,708)                (75,055)
                                                                                                  ---------               ---------
               TOTAL STOCKHOLDERS' EQUITY                                                            23,046                  25,603
                                                                                                  ---------               ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  50,818               $  45,649
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

                          DYNTEK, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                                 INCOME (LOSS)
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                         Three Months Ended                Nine Months Ended
                                                                              March 31,                         March 31,
                                                                    -----------------------------     -----------------------------
                                                                         2005            2004             2005             2004
                                                                    ------------     ------------     ------------     ------------
REVENUES:
       Product Revenues                                             $     11,936     $      4,673     $     31,081     $     13,735
       Service Revenues                                                    7,113            7,423           22,753           21,087
                                                                    ------------     ------------     ------------     ------------
                Total revenues                                            19,049           12,096           53,834           34,822
                                                                    ------------     ------------     ------------     ------------
COST OF REVENUES:
       Cost of products                                                   10,383            3,846           25,984           11,893
       Cost of services                                                    5,450            5,767           17,801           16,809
                                                                    ------------     ------------     ------------     ------------
          Total cost of revenues                                          15,833            9,613           43,785           28,702
                                                                    ------------     ------------     ------------     ------------
GROSS PROFIT                                                               3,216            2,483           10,049            6,120
                                                                    ------------     ------------     ------------     ------------
OPERATING EXPENSES:
       Selling expenses                                                    3,096            1,494            7,469            5,134
       General and administrative expenses                                 1,490              985            4,231            3,098
       Non cash expense for warrants                                          51               --               94               --
       Depreciation and amortization                                         732              791            2,273            2,132
       Goodwill Impairment                                                    --               --            6,026            3,000
                                                                    ------------     ------------     ------------     ------------
                Total operating expenses                                   5,369            3,270           20,094           13,364
                                                                    ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                                      (2,153)            (787)          (9,691)          (7,244)
                                                                    ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
       Loss on sale of marketable securities                                  --               --               --             (107)
       Loss on extinguishment of debt                                       (336)                             (336)              --
       Loss on investment                                                   (604)                             (604)              --
       Interest expense                                                     (529)            (199)          (1,205)            (700)
       Other expense                                                          --               --              (50)
       Interest income                                                         8                2               20               95
                                                                    ------------     ------------     ------------     ------------
                    Total other income (expense)                          (1,461)            (197)          (2,553)            (712)

LOSS FROM CONTINUING OPERATIONS                                     $     (3,614)    $       (984)    $    (12,244)    $     (7,956)

DISCONTINUED OPERATIONS
       Gain (loss) on disposal of discontinued operations                    (83)             (23)           1,593             (228)
                                                                    ------------     ------------     ------------     ------------
NET LOSS                                                            $     (3,697)    $     (1,007)    $    (10,651)    $     (8,184)
                                                                    ============     ============     ============     ============
NET LOSS PER SHARE: Basic and Diluted
       Continuing Operations                                                (.05)            (.02)            (.20)            (.17)
       Discontinued Operations                                                --               --              .03             (.01)
                                                                    ------------     ------------     ------------     ------------
                                                                    $       (.05)    $       (.02)    $       (.17)    $       (.18)
                                                                    ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION -
           Basic and Diluted                                          66,811,175       48,215,944       62,760,620       46,453,466
                                                                    ============     ============     ============     ============

NET LOSS                                                            $     (3,697)    $     (1,077)    $    (10,651)    $     (8,184)

COMPREHENSIVE LOSS, NET OF TAX
       Change in unrealized gain (loss) on
       available-for-sale- securities                                          8                1               29               95
                                                                    ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                                                  $     (3,689)    $     (1,006)    $    (10,680)    $     (8,089)
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

                          DYNTEK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                              ---------------------------
                                                                                                   Nine Months Ended
                                                                                                       March 31,
                                                                                              ---------------------------
                                                                                                2005               2004
                                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss - Continuing operations                                                         $(12,244)            (7,956)
                                                                                              --------           --------
     Adjustments to reconcile net loss, excluding  discontinued  operations, to net cash used in operating activities:
         Depreciation and amortization                                                           2,187              1,971
         Amortization of debt discount                                                              89                 --
         Amortization of deferred financing costs                                                  292                 --
         Amortization of capitalized software costs                                                 82                161
         Amortization of warrants issued for services                                               87                 --
         Loss on extinguishment of debt                                                            336                 --
         Loss on marketable securities                                                              --                107
         Interest on note payable                                                                   --                 33
         Impairment of goodwill                                                                  6,026              3,000
         Loss on preferred investment                                                              604                 --
         Notes receivable                                                                          378                 --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                      (698)               (37)
         Inventory                                                                                 405                (45)
         Prepaid expenses                                                                           48               (366)
         Deposits and other assets                                                                (305)                51
         Accounts payable                                                                       (1,459)            (5,108)
         Deferred revenue                                                                          (26)               471
         Accrued expenses                                                                         (958)              (875)
         Restricted cash                                                                            62               (110)
                                                                                              --------           --------
              Total adjustments                                                                  7,150               (849)
                                                                                              --------           --------
         NET CASH USED IN CONTINUING OPERATIONS                                                 (5,094)            (8,805)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                  (1,871)            (1,695)
                                                                                              --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                                           (6,965)           (10,500)
                                                                                              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Other notes receivable                                                                       (130)               (47)
     Cash proceeds from the sale of marketable securities                                           --                 71
     Cash paid for acquisitions                                                                 (6,486)                --
     Cash received from Redrock acquisition                                                        405                 --
     Cash received from ITI acquisition                                                            106                 --
     Capital expenditures                                                                         (622)              (134)
                                                                                              --------           --------
         NET CASH (USED IN) INVESTING ACTIVITIES                                                (6,597)              (110)
                                                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt financing                                                                4,775              3,500
     Net proceeds under line of credit                                                             (78)             1,735
     Issuance of Common Stock, net of expenses                                                   6,884              5,375
                                                                                              --------           --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                              11,581             10,610
                                                                                              --------           --------
NET  DECREASE IN CASH                                                                           (1,982)                --
CASH AT BEGINNING OF PERIOD                                                                      2,810                 --
                                                                                              --------           --------
CASH AT END OF PERIOD                                                                         $    828           $     --
                                                                                              ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DYNTEK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                        (in thousands, except share data)

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                            ----------------------
                                                                                             2005            2004
                                                                                            ------          ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                      $  616          $  490

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Forgiveness by shareholders of note and accrued interest                               $   --          $5,625

     Debt discount issued in connection with convertible debt                                   60              --

     Issuance of stock in connection with convertible debt                                      40              --

     Conversion of senior subordinated debt converted                                          509              --

     Acquisition of Red Rock Communications in 2004:
     Cash paid to shareholders                                                               3,000              --
     Gross cash acquired                                                                       405              --
     Contingent consideration                                                                2,000              --

     Acquisition of Integration Technologies Inc. in 2004:
     Cash paid to shareholders                                                               2,500              --
     Gross cash acquired                                                                       105              --
     Contingent consideration                                                                2,250

     Acquisition of AMR in 2004:
     Cash paid to shareholders                                                                 786              --
     Entellus earnout paid                                                                     200

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DYNTEK, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

      1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DynTek, Inc. and its subsidiaries ("DynTek", "Company", or "we") have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2004 included in the Form 10-K for the year then ended.

The accompanying condensed consolidated financial statements reflect all adjustments, which, in the opinion of management consist of normal recurring items that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. These adjustments include certain reclassifications to reflect the disposal of certain non-emergency transportation services which were a component of the Company's business process outsourcing segment. Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

      2.    Liquidity and Financial Condition

The Company incurred a net loss of $10,651,000 for the nine months ended March 31, 2005 including an aggregate of $9,428,000 in non-cash charges principally consisting of a $6,026,000 goodwill impairment charge, $604,000 write-down of a preferred stock investment, $378,000 in note reserves and $2,273,000 of depreciation and amortization. At March 31, 2005, the Company had a working capital deficiency of $1,958,000, which includes $4,250,000 of consideration payable to the sellers of Redrock Communications, Inc. and Integration Technologies, Inc.

The Company believes that its cash on hand and cash it expects to generate from operations will sustain the business at least through June 30, 2006. However, there can be no assurance that the Company will have sufficient funds to implement its business plan or that the implementation of such plan will generate sufficient cash flow. If the Company is not successful in its efforts to either raise or generate sufficient liquidity, it could be forced to significantly alter its business plan, which could include making further reductions in overhead costs, and/or divesting itself of certain contracts or other assets.

      3.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

Revenue Recognition.

The Company applies the revenue recognition principles set forth under AICPA Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable.

The Company also reviews all of its product sale arrangements to determine whether it has consummated such sales as a principal or an agent by applying the criteria set forth in Emerging Issues Task Force Issue ("EITF") No. 99-19 "Reporting Revenue Gross as a Principal vs. Net as an Agent". The Company records revenue gross in circumstances in which its role in consummating a sale is more closely aligned with a majority of factors that would indicate it acted as a principal and net when its role in consummating a sale is more closely aligned with a majority of factors that would indicate it acted as an agent.

A summary of the Company's specific revenue recognition policies, as they relate to specific revenue streams, is as follows:

      Computer Hardware Product Revenues

The Company requires all of its computer hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Selling prices of the products are fixed at the time the sale is consummated.

The Company recognizes revenue on computer hardware sales at the time in which it receives a confirmation that the goods were either tendered at their destination when shipped "FOB destination," or transferred to a shipping agent when "FOB shipping point."

      Software Product Revenues

The Company is an authorized reseller of computer software licenses which may include a post contract customer support arrangement and access to product and upgrades and enhancements that are provided exclusively by the manufacturer following delivery and the customer's acceptance of the software product.
Technical support and access to upgrades and enhancements to these software products are solely the responsibility of the software manufacturer, which arrangement is contractually known to the customer at the time the sale is consummated.

The Company's software product sales are supported by a written contract or other evidence of a sale transaction, which generally consists of a customer purchase order or on-line authorization. These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The selling prices of these products are fixed at the time the sale is consummated.

The Company  recognizes revenue upon the sale of computer software licenses when
(a) it confirms that the customer has either accepted delivery of the software or has been provided with a manufacturer's authorization code ("key") to permit access to the product and (b) the license term has commenced.

      Technical Services Revenue

The Company provides information technology services that it bills based on hours of service time provided at its standard hourly billing rates. The Company recognizes revenue under these arrangements upon after the services are delivered and the customer has acknowledged their acceptance of the services by approving a work order milestone or completion order.

The Company also provides technical services under certain fixed price contracts. The Company recognizes revenue under these arrangements when the projects are completed and accepted by the customer. The Company is also a party to certain unit-price contracts that it bills based on the number of service units provided (generally user seats) multiplied by the agreed-upon contract unit price per month. The Company recognizes revenue over the period of the contract.

      BPO Services Revenue

The Company provides business process outsourcing ("BPO") services, which primarily include its child support service contracts in the states of Kansas, and Nebraska. The Company provides these services under fixed price (flat monthly fee) contracts and recognizes this revenue as the services are provided and billed.

In the state of North Carolina, we have one contract subject to revenue-sharing related to child support services. Under that contract a fee from amounts collected is shared with the county on a percentage basis, and revenue is recognized monthly in arrears as a percentage of the total amount of collections received.

Inventories

The inventory consists primarily of finished goods in-transit which are recorded at the lower of cost or market.

The Company had included $144,000 at June 30, 2004, of computer equipment in conjunction with its fixed unit priced Seat Management contracts as inventory. However that amount has been reclassified to Property and Equipment as of June 30, 2004 for comparative purposes. The amount of equipment associated with the contracts as of March 31, 2005 was $485,000. The Company recognizes the revenue and expense monthly over the period of the contract, typically thirty-six months.

Use Of Estimates

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill, and accounting for discontinued operations.

Goodwill

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions, most recently the acquisitions of Redrock Communications in September 2004 and Integration Technologies, Inc. in October 2004, and recorded goodwill in the amount of $4,455,000 and $4,393,000, respectively. In these instances, goodwill was determined by comparing the purchase price and related transaction costs with the fair value of the net tangible assets and liabilities acquired, as set forth in Note 14.

Common Stock Purchase Warrants Issued in Private Placement Transactions

The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its common stock in accordance with the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Fair Value Of Financial Instruments

The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of notes receivable and notes payable approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest.

Long Lived Assets

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and record impairment charges when necessary. The Company has determined that no impairment charges are necessary during the quarter ended March 31, 2005.

Discontinued Operations

During the fiscal year ended June 30, 2003, the Company adopted a plan to sell its transportation brokerage operations in the state of Virginia. These operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.

Recently Issued Accounting Pronouncements

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

The adoption of this pronouncement does not currently have an effect on the Company's financial statements because the inclusion of common stock equivalents in earning per share are anti-dilutive.

      4.    Marketable Securities

Marketable securities are classified as available for sale in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Marketable Securities." Accordingly, the unrealized loss resulting from valuing such securities at their current market values is presented as a component of stockholders' equity. At March 31, 2005, the unrealized loss on such securities amounted to $199,000.

      5.    Investment in Preferred Stock

During the year ended June 30, 2004, the Company agreed to convert a $1,104,000 note receivable due from Private Label Cosmetics, Inc. ("PLC") into 1,000 shares of PLC preferred stock which it currently holds as an investment. The preferred shares are convertible, at the Company's option, into 306 shares of PLC Common Stock and feature a liquidation provision in the event PLC is sold. Dividends are payable at $10,000 per quarter beginning March 31, 2005.

In February 2005, the Company received a letter from, and was contacted by, a private investor group (the "Prospective Investors") in which the Prospective Investors expressed an interest in acquiring the assets of PLC, which transaction could include a negotiated settlement of the

Company's preferred stock investment. Based on this information, the Company determined that the maximum amount of a recovery of its preferred investment is unlikely to exceed $500,000. Accordingly the Company recorded a $604,000 charge to operations during the quarter ended March 31, 2005 to reduce the carrying amount of this investment to its estimated net realizable value.

      6.    Notes Receivable

Laborsoft Corporation

In September 2003, the Company converted $636,000 of trade accounts receivable due from LaborSoft Corporation ("LaborSoft"), a 25% equity investee (Note 17), into a Promissory Note and Security Agreement. The Promissory Note bears interest at the prime rate, (4.75% at March 31, 2005) and matures on September 21, 2006. LaborSoft granted the Company a security interest in its substantially all of its assets which include accounts receivable, equipment, software, and other intellectual property, inventory and intangible assets. The Company established a $200,000 reserve of this note in fiscal year 2004.

At December 31, 2004, the Company converted an additional $130,000 of trade accounts receivable into an additional promissory note that bears interest at the prime rate and matures on December 31, 2007. The Company increased its reserve on these notes by $378,000 during the quarter ended March 31, 2005 due to difficulty that Laborsoft has been experiencing in making scheduled interest payments.

Chief Executive Officer

On January 2, 2001, the Company advanced $170,000 to Steven Ross, its Chief Executive Officer, which is evidenced by a promissory note bearing interest at 8% per annum. On December 10, 2001, the Company extended the term of the note to the end of Mr. Ross' period of employment. On December 10, 2001, the Company forgave $70,000 of such note as a bonus to Mr. Ross. At March 31, 2005, the remaining principal balance on this note amounts to $100,000.

      7.    Credit Facility

On June 30, 2003, the Company entered into a twelve month credit facility agreement with annual automatic renewals with an agency of Textron Financial Corporation ("Textron"). Textron provides the Company with a full notification factoring facility for up to $7,000,000 of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Under the terms of such credit facility, Textron finances, with recourse, up to 85% of the Company's eligible accounts receivable, as defined. Advances under this facility bear interest at the prime rate plus 2% (7.75% at March 31, 2005). In addition, the Company pays a 0.15% discount fee on all advances. Effective July 1, 2004 the Textron agreement was amended and extended for an additional period of twenty four months. As of March 31, 2005, $3,651,000 was outstanding under this credit facility.

      8.    Senior Subordinated Convertible Notes

On  October  15,  2004  the  Company  entered  into  a  9%  Senior  Subordinated
Convertible Note Purchase Agreement (the "Note Agreement") with certain investors (the "Purchasers") in which it issued an aggregate of $4,438,775 in principal amount of the Company's Senior Subordinated Convertible Notes (the "Senior Notes"), bearing 9% interest at per annum with a maturity of three years. The Senior Notes are convertible into shares of the Company's common stock at a conversion price of $.65 per share, subject to certain adjustments.

As part of the issuance of the Notes, the Company also issued to the Purchasers warrants to purchase 3,414,442 shares of the common stock at an exercise price of $.7475 per share (the "Investor Warrants"). The Investor Warrants, which are immediately exercisable, expire on September 30, 2009. In addition, the Company issued to Purchasers who had not previously participated in any financing of the Company warrants to purchase up to 554,540 shares of the Common stock at an initial exercise price of $1.25 per share (the "Additional Warrants"). The Additional Warrants, which are immediately exercisable, expire on June 10, 2005.

The Company issued the Senior Notes with an effective beneficial conversion feature amounting to $74,747 at their date of issuance based on an allocation of the offering proceeds to the Senior Notes, Investor Warrants and Additional Warrants based on their relative fair values. After giving effect to the allocation of such proceeds in accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") the Company recorded an aggregate debt discount amounting to $490,392. Amortization of the discounts amounted to $74,821 during the nine months ended March 31, 2005 and is included as a component of interest expense in the accompanying statement of operations.

The Company accounted for the issuance of the Notes and the aforementioned warrants and calculated the amount of the effective beneficial conversion in accordance with EITF Issue No. 00-27 "Accounting for Convertible Securities with Contingent Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

The Company incurred $604,357 of expenses in connection with this transaction including $559,603 of fees paid to Duncan Capital LLC, the placement agent in this transaction, which consist of cash in the amount $515,357 and 692,308 common stock warrants (the "Placement Warrants") with a fair value of $44,246, and other expenses paid to third parties amounting to $44,754. The Placement Warrants are immediately exercisable at $.7475 per share and expire on September 30, 2009.

The Company registered for resale the underlying shares of Common Stock issuable upon the conversion of the Notes and the exercise of the associated warrants on Form S-3 filed with the Securities and Exchange Commission on November 17, 2004.

In January 2005, holders of $501,000 in principal and $7,631 in interest of Senior Notes converted their notes into 782,505 shares of the Company's Common Stock. At March 31, 2005, the Company currently had $3,937,775 of its 9% Senior Notes outstanding.

      9.    Amended and Restated Secured Convertible Notes

On November  15,  2004,  the  Company  issued an Amended  and  Restated  Secured
Convertible Term Note (the "Amended Note") to the Laurus Master Fund, Ltd. ("Laurus Funds"). The Amended Note replaced previous notes outstanding in the aggregate principal amount of $6,000,000 that were convertible into common stock at $1.15 per share.

The Amended Note provided for a $1,000,000 increase in the principal balance of the previous notes and a deferred all principal payments due under the Amended Note until December 1, 2005. In exchange, the Company reduced the conversion price under the Amended Note to $0.65 per share. The aggregate principal due under the Amended Note at the date of the amendment amounted to $6,649,999 and is convertible into the Company's common stock at the option of Laurus Funds. Substantially all assets of the Company have been pledged as security for this obligation.

The Amended Note provides for interest payable at the greater of the prime rate plus 1% per annum or 4% per annum. The Company, at its option, may repay the principal and interest in shares of its common stock shares, if at the time such stock is delivered (i) there exists an effective registration statement covering the distribution of such shares and (ii) the market price for such shares is greater than 115% of $0.65 per share, the contractual conversion price under the Amended Note. Any payments of principal that the Company may choose to make under the Amended Note are subject to a 2% prepayment premium.

In connection with this transaction, the Company also issued to the Laurus Funds, a five-year amended and restated warrant to purchase 1,046,150 shares of the Company's common stock, exercisable at $0.65 per share (the "Amended Warrant"). The Amended Warrant replaced the warrant previously issued to Laurus Funds in connection with the convertible note financing which provided for the purchase of 625,000 shares at an exercise price of $1.25 per share.

The Company accounted for the issuance of the Amended Note in accordance with the guidelines enumerated in EITF Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. Further, EITF 96-19 indicates that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

The Company evaluated its issuance of the Amended Note to determine whether the increase in principal and extension of the maturity date resulted in the issuance of a substantially different debt instrument. The Company determined that after giving effect to the all cash flows associated and expenses incurred in connection with its issuance of the Amended Note, that its had issued a substantially different debt instrument that constructively resulted in an extinguishment of the original debt instrument. The Company recorded an extinguishment loss in the amount of $336,000 that is included in the accompanying statements of operations for the three and nine months ended March 31, 2005.

      10.   Commitments, Contingencies, and Other Agreements

COMMONWEALTH OF VIRGINIA

      Effective December 15, 2002, the Company entered into a mutual Settlement Agreement (the "Settlement Agreement") to cancel a contract (the "Transportation Contract") in which it provided non-emergency transportation brokerage services through third party providers (the "Transportation Vendors") to the Commonwealth of Virginia ("Virginia"). Pursuant to the terms of the Settlement Agreement, the Company agreed to make certain payments due to the Transportation Vendors under an agreed-upon schedule through June 2003. At the time the Company entered into the Transportation Contract, DynCorp, Inc. ("Dyncorp") posted a $2,400,000 bond (the "Bond") to guarantee its financial performance under the contract in favor of Virginia. Dyncorp also indemnified the Company for any potential losses (obligations) in excess of $2,400,000 (the "Bonded Amount"). Certain claims of the Transportation Vendors caused the Bond to be called, initiating a process of disbursing the Bonded Amount to Transportation Vendors with verifiable claims. The bonding company filed an interpleader action (the "Interpleader Matter") to distribute the Bonded Amount on July 22, 2003. In addition to making claims against the Bond in the Interpleader Matter, many of the Transportation Vendors initiated separate claims for payment against the Company both as part of and separate from the Interpleader Matter. The Company provided DynCorp with a limited release of its indemnity for aggregate claims in excess of the Bonded Amount. Accordingly, the Company assumed the liability for valid claims in excess of the Bonded Amount.

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

      All claims in the Interpleader Matter against the Bond and/or against the Company, except for two have been settled and paid as of March 31, 2005. All Transportation Vendors holding settled and paid claims have been dismissed from the Interpleader Matter and pending state court lawsuits, if any, have also been dismissed. Of the two remaining unpaid claims, one is settled and will be paid in full by June 1, 2005 and will be dismissed from the Interpleader Matter at that time.

      The Company is still in negotiations and is proceeding with litigation with the one remaining Transportation Vendor which has not entered into a settlement agreement with the Company. A portion of the Bonded Amount is being held in escrow for this Transportation Vendor, if necessary.

      Consulting Services Agreement

On October 15, 2004, the Company entered into a one year consulting services agreement with DC Asset Management, LLC ("DCAM") that provides for DCAM to assist the Company with identifying and screening acquisition candidates and structuring mergers and acquisitions and other transactions. As Consideration, the Company issued a five-year warrant to purchase up to 1,150,000 shares of its common stock at an exercise price of $.50 per share, which exercise was subsequently increased to $.52 per share in February 2005.

The fair value of the warrants amounts to $189,883, is included in deferred compensation in the accompanying balance sheet and is being amortized over the term of the agreement. Amortization expense under the agreement amounted to $ 87,000 and is included in general and administrative expenses in the accompanying statement of operations for the nine months ended March 31, 2005.

      11.   Stock Based Compensation

      During the year ended June 30, 2003, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-based Compensation." As permitted under SFAS No. 123, the Company applies the intrinsic value method of accounting for its stock based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro-forma net loss and basic and diluted income
(loss) per share as if the fair value-based method had been applied to all awards.

                                                            Three Months Ended                  Nine Months Ended
                                                            ------------------                  -----------------

      Periods Ended March 31,                             2005              2004              2005              2004
      -----------------------                           --------          --------          --------          --------
      Net Loss                                          $ (3,697)         $ (1,007)         $(10,651)         $ (8,184)
      Stock-based employee compensation
      cost, net of tax effect, under fair
      value accounting                                        35                33               140               297
                                                        --------          --------          --------          --------
      Pro-forma net loss under Fair Value Method        $ (3,732)         $ (1,040)         $(10,791)         $ (8,481)
                                                        ========          ========          ========          ========
      Loss per share:
      Basic and Diluted                                 $   (.05)         $   (.02)         $   (.17)         $   (.18)
                                                        ========          ========          ========          ========
      Pro-forma loss share: Basic and Diluted           $   (.05)         $   (.02)         $   (.17)         $   (.18)
                                                        ========          ========          ========          ========

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

                                                      Fiscal year    Fiscal year
                                                      2005 grants    2004 grants
                                                      -----------    -----------

        Dividend yield                                         --             --
        Weighted average expected life:                 2.2 years      3.0 years
        Weighted average risk-free interest rate            3.12%          1.79%
        Expected volatility                                   35%            77%

      12.   Stockholders' Equity

On August 14, 2001, the Company's preferred stock became convertible into its Class A common stock, at a rate of 2.5 common shares for each preferred share tendered. As of March 31, 2005, 1,606,676 of such shares have been converted into 4,016,691 shares of Common stock including 100,193 preferred shares converted into 250,483 Class A common shares during the nine months ended March 31, 2005. The Company has an aggregate of 583,124 preferred shares still outstanding at March 31, 2005 that are convertible into 1,457,810 Class A common shares.

      Common Stock Held In Escrow

On October 7, 2004, the Company issued 300,000 shares of its Common Stock to be held in escrow for AMR Networks. The shares are included in the total outstanding shares as of March 31, 2005. However, the shares do not have any voting rights nor are they eligible for dividends, if declared, while they are in escrow. The issuance relates to the purchase of certain assets and contracts from AMR Networks. The escrowed shares may be earned and distributed over a three year period of 100,000 shares annually upon annual fiscal year achievement of $500,000 of gross profit.

      Issuances of Common Stock and Common Stock Purchase Warrants in Private Placements of Debt

As described in Note 10, the Company issued the Company issued a warrant to purchase 1,150,000 shares of Common Stock to DCAM on October 15, 2004 in connection with a one year consulting services agreement.

As described in Note 8, the Company completed a private placement of its Senior Notes on October 15, 2004, in which transaction it issued 3,414,442 Investor Warrants, 554,540 Additional Warrants 692,308 Placement Warrants.

As of November 15, 2004, the Company issued an amended five year warrant to purchase 1,046,150 shares of Common Stock, exercisable at $.65 per share in relation to the Amended and Restated Secured Convertible Note, described in Note 9.

On November 15, 2004, the Company issued 61,538 shares of Common Stock to Duncan Capital as a placement agent in connection with the Amended and Restated Secured Convertible Note, described in Note 9.

On January 18, 2005, the Company issued 782,505 shares of Common Stock to certain holders of the Company's Senior Subordinated Convertible Notes, described in Note 8, upon the conversion of $508,631 in principal and interest due to the holders of such Senior Notes.

      Private Placement of Common Stock

On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors who purchased an aggregate of 14,802,692 shares of Common Stock and warrants to purchase an aggregate of 3,701,919 shares of Common Stock for approximately $7,700,000. The Common Stock and the corresponding warrant were sold at a price of $.52 per share of common stock issued. Each warrant entitles its holder to purchase that number of shares of Common Stock equal to 25% of the Common Stock purchased by such holder at an exercise price of $.66 per share. The warrants are exercisable for a period beginning six months from issuance and ending five years thereafter. In connection with the issuance of Common Stock and warrants in this transaction, the Company filed a registration statement on Form S-3 in February 2005.

      Registration Rights Agreements

Substantially all of the warrants the Company has issued in various private placement transactions are subject to registration rights agreements which stipulate that the Company will use its commercially reasonable efforts to cause a registration statement to be declared effective under the Securities Act as promptly as possible. Substantially all of the Company's warrants are exercisable by the holders at any time irrespective of whether the registration statement has been declared effective. In addition, the Company is not (and never is) precluded from delivering unregistered stock to any warrant holder who elects to exercise their warrants in the event that the Company's registration statement with respect to the stock issuable pursuant to such warrants has not been declared effective.

The Company's registration rights agreements generally contain a provision requiring the Company to pay defined nominal monetary damages if it has not caused a registration statement to be declared effective. The monetary amounts under these agreements would accrue until such time that the unregistered shares may be sold (without any action on the part of the Company) under Rule 144. The Company is in compliance with all of its registration rights agreements and in the past has not has not failed to cause any registration statements to be declared effective under any such agreements.

Since the Company (a) is not precluded from issuing unregistered shares in the event of its failure to cause a registration statement to be declared effective,
(b) is permitted to net share settle its warrants by issuing unregistered shares, and (c) has met all of the other criteria for equity classification under EITF 00-19, it has classified its warrants as equity instruments.

      13.   Loss per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method". Common stock equivalents consisting of options, warrants, convertible debt, and convertible preferred stock totaling 123,551,501 and 69,915,192 were excluded in the diluted weighted average calculation for the three months ended March 31, 2005 and March 31, 2004 respectively as their effect would be anti-dilutive.

Total outstanding stock, options, convertible preferred stock, convertible debt and warrants are as follows:

            --------------------------------------------------------
                                                 As of March 31,
                                               2005          2004

            Common stock                    74,633,144    49,711,654
            Options and warrants            30,061,274    13,915,420
            Convertible debt                16,734,172     3,888,888
            Convertible preferred stock      1,457,810     2,399,230
                                           -------------------------
                                           122,886,400    69,915,192
                                           =========================

      14.   Business Acquisitions

Redrock Communications

      On September 29, 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") effective August 1, 2004 to acquire all of the outstanding Common Stock of Redrock Communications Solutions, Inc., ("Redrock") for purchase consideration consisting of (i) an initial aggregate cash payment of $2,500,000;
(ii) a deferred aggregate cash payment of $500,000 payable 60 days after the closing date; (iii) an earn-out cash payment up to a maximum amount of $1,500,000, based upon Redrock's EBITDA for the period of July 1, 2004 through June 30, 2005 (the "Earn-Out Payment") and (iv) $500,000 of the Company's common stock, subject to adjustment based on the final determination of Redrock's working capital, divided by $.63, the average closing price of the Company's common stock for the 10 trading preceding the closing date.

      An employee of Redrock Communications Solutions, Inc., a Nevada corporation "Redrock"), is claiming that he owns up to one-third (1/3) of the outstanding shares of Common Stock of Redrock at the time of the Company's acquisition of the outstanding shares of Redrock pursuant to a Stock Purchase Agreement dated September 29, 2004, by and among the Company and the two (2) holders of record (the "Sellers") of the outstanding shares of Redrock (the "Redrock Agreement"). The Redrock employee thereby is claiming that he is entitled to receive one-third (1/3) of the consideration paid by the Company for the acquisition of all then-outstanding shares of Redrock (the "Redrock Dispute"). The Redrock Agreement provides an indemnification for the benefit of the Company by the Sellers of any breach or inaccuracy of any of the representations and warranties made by the Sellers and the Company in the Redrock Agreement, which include representations with respect to Redrock's capital structure, its securities then-outstanding and the Sellers' ownership of the shares of Redrock stock. No complaint has been filed, and the parties in the dispute have discussed the possibility of mediation as a means to resolve the dispute.

      As a result of this dispute, the Company intends to withhold the Earn-Out Payment that is payable to the Sellers pursuant to the Redrock Agreement as part of the consideration for the purchase of the Redrock shares to offset any indemnification claims that the Company may have against the Sellers once the dispute is resolved. The Company will release the Earn-Out Payment that is withheld upon execution by the Redrock employee of a letter of affirmation and waiver of any claims he might have against the Company.

A summary of the business assets acquired (in thousands) is as follows:

      Consideration paid:
      -------------------
      Stock to be issued                                            $  500
      Cash                                                           3,000
      Earn-Out                                                       1,500
      Liabilities assumed                                            2,095
                                                                    ------
      Total consideration                                           $7,095
                                                                    ------
      Assets acquired:
      ----------------
      Cash                                                             405
      Accounts receivable, net                                       1,221
      Inventory                                                        115
      Prepaid expenses, deposits and other assets                        8
      Property and equipment                                           136
      Customer list                                                    755
      Goodwill                                                       4,455
                                                                    ------
      Fair value of assets acquired                                 $7,095
                                                                    ------

      In February 2005, the Company and the Sellers entered into a Satisfaction and Release Agreement based on performance of the Redrock business through January 31, 2005, and the opportunity for the Company to consolidate the Redrock operations with other operations of the Company. Based on these considerations and the EBITDA of the Redrock business through such date, the Company agreed to pay the Earn Out payment of $1,500,000 to the Sellers on July 30, 2005, subject to any indemnification offset under the Redrock Dispute.

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

      On October 18, 2004, the Merger Sub was merged into ITI with ITI becoming a wholly-owned subsidiary of the Company (the "Merger"). The consideration paid or payable to the Shareholders in connection with the Merger is comprised of:
(i) an initial cash payment of $2,500,000; (ii) an earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI's EBITDA for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; (iii) a earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI's revenue for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; and (iv) an aggregate number of whole shares of Company common stock based on the average closing sale price per share (the "Share Price") of such common stock for the 30 trading days prior to June 28, 2005, determined as follows: (a) 2,140,000 shares if the Share Price is greater than $1.00 but less than $1.50; (b) that number of shares equal to $2,140,000 divided by the Share Price if the Share Price is less than $1.00, provided that the maximum number of shares issuable pursuant to this clause (b) shall be no more than 4,280,000 shares; or (c) that number of shares equal to $3,210,000 divided by the Share Price if the Share Price is greater than $1.50 (the "Stock Consideration"). At the option of the Representative, up to fifty percent (50%) of the Stock Consideration may be paid in cash instead of Company Common Stock. In no event will the Company be required to issue shares of Company Common Stock if such issuance would require stockholder approval under the Nasdaq Marketplace Rules assuming such rules are applicable. In the event the number of shares issuable as Stock Consideration is so limited, the Company will pay the difference to the Shareholders in cash.

A summary of the business assets acquired (in thousands) is as follows:

      Consideration paid:
      -------------------
      Cash                                                           2,500
      Earn-out                                                       2,250
      Liabilities assumed                                            2,542
                                                                    ------
      Total consideration                                           $7,292
                                                                    ------
      Assets acquired:
      ----------------
      Cash                                                             105
      Accounts receivable, net                                       1,952
      Inventory                                                         12
      Prepaid expenses, deposits and other assets                      101
      Property and equipment                                           329
      Customer list                                                    400
      Goodwill                                                       4,393
                                                                    ------
      Fair value of assets acquired                                 $7,292
                                                                    ------

      In February 2005, the Company and the Shareholders entered into a Satisfaction and Release Agreement based on performance of the ITI business through January 31, 2005, the performance of certain former ITI employees who had undertaken additional responsibilities at the Company, and the opportunity for the Company to consolidate the ITI operations with other operations of the Company. Based on these considerations and the EBITDA of the ITI business through such date, the Company agreed to pay the amount of $2,250,000 to the Shareholders on July 30, 2005 in satisfaction of the earn-out cash payments based upon ITI's EBITDA and revenue.

The following unaudited pro-forma information reflects the results of continuing operations of the Company as though the acquisitions had been consummated as of July 1, 2003 (in thousands).

-----------------------------------------------------------
 (000's)                       Nine Month ended March 31,
-----------------------------------------------------------
                               2005                2004
-----------------------------------------------------------
 Revenue                      $57,993             $50,974
-----------------------------------------------------------
 Net Loss                     (10,218)             (9,715)
-----------------------------------------------------------
 Net Loss per share              $.11                $.21
-----------------------------------------------------------

      15.   Discontinued Operations

During 2003, the Company disposed of its non-emergency transportation business. As of March 31, 2005, the total remaining liabilities of discontinued operations amounted to $717,000. A significant portion of such payables are owed to the Transportation Vendors involved in the Interpleader Matter described in Note 10.

      16.   Business Segments

DynTek's operations are organized along its product lines and include two segments; Information Technology Services and Business Process Outsourcing
Services. The Information Technology Services segment provides a range of specialized IT infrastructure services: system architectural design, legacy systems integration, network engineering, applications development, network security services, help desk support and operational support, primarily to state and local government entities and mid-market commercial entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among seven states California, New York, Michigan Florida, Massachusetts, Nevada, and Virginia, with employees situated in locations that are convenient to client sites.

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

                                                          Business            Information
                                                          Process              Technology                Total
                                                        Outsourcing             Services                 -----
                                                        -----------             --------
Three months ended March 31, 2005
---------------------------------
Sales to external customers                                  $2,456               $16,593               $19,049
Depreciation and amortization expense                           117                   615                   732
Goodwill impairment                                              --                    --                    --
Operating income (loss)                                          47                (2,200)               (2,153)
Net interest expense                                             --                   529                   529
Total assets                                                  8,336                42,482                50,818
Capital expenditures                                             --                    78                    78

Three months ended March 31, 2004
---------------------------------
Sales to external customers                                  $2,145                $9,951               $12,096
Depreciation and amortization expense                           123                   668                   791
Goodwill impairment                                              --                    --                    --
Operating income (loss)                                         234                (1,021)                   --
Net interest expense                                             --                   199                   199
Total assets                                                 22,509                26,565                49,074
Capital expenditures                                             --                    18                    18

Nine months ended March 31, 2005
--------------------------------
Sales to external customers                                  $7,333               $48,501               $53,834
Depreciation and amortization expense                           351                 1,922                 2,273
Goodwill impairment                                           5,741                   285                 6,026
Operating (loss)                                             (5,637)               (4,054)               (9,691)
Net interest expense                                             --                 1,205                 1,205
Total assets                                                  8,336                42,482                50,818
Capital expenditures                                             27                   595                   622

Nine months ended March 31, 2004
--------------------------------
Sales to external customers                                  $7,159               $27,663               $34,822
Depreciation and amortization expense                           345                 1,787                 2,132
Goodwill impairment                                              --                    --                    --
Operating (loss)                                             (2,903)               (4,341)               (7,244)
Net interest expense                                             --                   700                   700
Total assets                                                 22,509                26,565                49,074
Capital expenditures                                             78                    56                   134

      17.   Related-Party Transactions

In March 2001, the Company purchased 25% of the equity of LaborSoft, a company that provides labor relations management software to labor unions and commercial customers, to supplement its other market segment services. In connection with such investment, the Company appointed one of its directors to become chairman of LaborSoft's board of directors, a position which he served until August 2004, at which time he resigned. Through December 2004, the Company also provided infrastructure services to LaborSoft, under a cost plus fee-for-service agreement.

The Company accounts for its investment in LaborSoft under the equity method of accounting. Accordingly, the Company records its pro-rata share of LaborSoft's income (loss) as an increase (decrease) in the carrying value of its investment. The Company's pro-rata share of LaborSoft's losses since March 2001 amount to approximately $456,000. Such losses have eliminated the carrying value of the LaborSoft investment.

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

o Our ability to finance and sustain operations, including the ability to fund, maintain, replace and/or extend the Textron credit facility, which is discussed in Note 7, and/or the Senior Subordinated Convertible Notes, discussed in Note 8, and/or the Amended Note to Laurus Funds, discussed in
      Note 9, when any becomes due, respectively, or to replace such instruments with alternative financing;

o Our ability to raise equity capital or debt in the future, if needed, despite historical losses from operations;

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

Business Overview

We provide information technology ("IT") security, voice and data convergence, enterprise access, network infrastructure and technology management solutions. We serve as a source of products and services primarily to state and local government clients, educational institutions and mid-market commercial clients. Our practice areas incorporate an approach and methodology derived from over 18 years of experience in the assessment, design, implementation, management and support of technology solutions. We provide our clients with a suite of professional IT services, including security risk assessment, design and remediation; technology project management; secure access and connectivity consulting; remote network monitoring and management; network and system diagnostics; product maintenance and support; technology training; and integration of network computing products and applications. We also provide total solutions for our clients through sales and installation of network computer products and computer applications from leading vendors and manufacturers.

We provide our clients with a solutions-based approach based on multi-disciplinary practices in security, access infrastructure, converged networks, IP telephony or voice-over IP ("VOIP"), and application infrastructure. We are focusing on growing our multi-disciplinary practices and related product offerings, while maintaining expense controls and improving our balance sheet. We intend to continue to seek acquisitions and organic growth that will build threshold share and critical density in our target markets of the leading IT spending states. Moreover, we intend to build upon our track record of award-winning vendor performance to strengthen relationships with product manufacturers and distributors in order to enhance our competitive advantage and ensure delivery of high quality IT products and services to our clients.

We recognize revenue from sales of products and services. Services are primarily provided to the client at hourly rates that are established for each of our employees or third-party contractors based upon their skill level, experience and the type of work performed. We also provide project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The majority of our services are provided under purchase orders or bid contracts with government entities. (See "Revenue Recognition," below)

Costs of services consist primarily of salaries of services personnel and related expenses incurred in providing such services, and the cost of outsourced service labor. Costs of products consist of our cost of products purchased and sold to our customers. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for administrative, finance, sales and marketing activities and all other corporate overhead expenses. Corporate overhead expenses include rent, telephone and internet charges, insurance premiums, accounting and legal fees, and other general administrative expenses.

Results of Operations

Continuing Operations

The following  table sets forth for the periods  presented  information  derived
from  our  unaudited   condensed   consolidated   statement  of  operations  (in
thousands):

Revenues

                           For the Three Months ended                            For the Nine Months ended
               ---------------------------------------------------------------------------------------------------------
                                    March 31,                                            March 31,
               ---------------------------------------------------------------------------------------------------------
                                           Percentage     Amount                                 Percentage
                   2005        2004          change                     2005         2004          change       Amount
               ---------------------------------------------------------------------------------------------------------
Product(1)       $ 7,044      $4,673           51%        $2,371       $19,315      13,735           41%       $ 5,580
Service(1)         5,542       7,423          (25%)       (1,881)       16,609      21,087          (21%)       (4,478)
                 -------      ------         ----         ------       -------     -------         ----        -------
Total (1)         12,586      12,096            4%           490        35,924      34,822            3%         1,102
Product(2)         3,239         n/a          100%         3,239         8,239         n/a          100%         8,239
Service(2)           534         n/a          100%           534         3,586         n/a          100%         3,586
                 -------      ------         ----         ------       -------     -------         ----        -------
Total(2)           3,773         n/a          100%         3,773        11,825         n/a          100%        11,825
Product(3)         1,653         n/a          100%         1,653         3,527         n/a          100%         3,527
Service(3)         1,037         n/a          100%         1,037         2,558         n/a          100%         2,558
                 -------      ------         ----         ------       -------     -------         ----        -------
Total(3)           2,690         n/a          100%         2,690         6,085         n/a          100%         6,085
Totals           $19,049     $12,096           57%        $6,953       $53,834     $34,822           55%       $19,012
                 =======     =======         ====         ======       =======     =======         ====        =======

      (1) Revenues from Redrock and Integration Technologies are excluded for comparative purposes.

      (2) Represents revenues generated from Redrock following the acquisition on August 1, 2004.

      (3)   Represents   revenues   generated  from   Integration   Technologies
            following the acquisition on October 1, 2004.

Three Months ended March 31, 2005 and 2004

Revenues for the three months ended March 31, 2005 amounted to approximately $19,049,000 as compared with revenues of approximately $12,096,000 for the comparable 2004 period, an increase of approximately 57 percent. The $6,953,000 increase in revenue during the quarter is primarily attributable to an increase of $6,463,000 in revenues from our Southwest region, comprised of the former businesses of Redrock and ITI. Products accounted for approximately 63% of our revenues during the three-month period, and services accounted for 37%. The decrease in service revenue from the prior period is due primarily to the expiration of a large services contract with the State of New York.

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the three months ended March 31, 2005, 48% of our customers were commercial entities compared to 52% government and education clients. This represents a significant change in customer mix from the corresponding period in 2004 when 18% of our customers were commercial entities and 82% of our customers were government and education clients. The change in mix results from our decision to reduce our dependence overall on state and local government business and to grow our commercial business. This change was effected through the addition of the Redrock and ITI businesses in our Southwest region, which had a stronger commercial emphasis, and an increased focus in other regions on commercial clients.

Twenty-five of our customers accounted for 47% of our total revenues and 37% of our total accounts receivable during the quarter. Although no one customer accounted for 10% or more of our revenues, the loss of major customers could be expected to have a material adverse effect on our financial condition during the short term and until we are able to generate replacement business, and there can be no assurance of obtaining such business.

Nine Months ended March 31, 2005 and 2004

Revenues for the nine month period ended March 31, 2005 amounted to approximately $53,834,000, as compared to revenues of approximately $34,822,000 during the same nine-month period for the prior fiscal year, an increase of approximately 55%. This $19,012,000 increase resulted primarily from $17,916,000 in additional revenues from our Southwest region, which was formed subsequent to the acquisitions of Redrock in September 2004 and ITI in October 2004. Products comprised approximately 58% of our revenues during the nine month period, and services comprised approximately 42%.

Gross Profit

Three Months ended March 31, 2005 and 2004

Gross profit for the three month period ended March 31, 2005 was $3,216,000, compared to $2,483,000 during the comparable 2004 period. Gross profit margin from service revenue increased from 22% in the 2004 period to 23% in the 2005 period. However, gross profit margin from product sales decreased from 18% in the three months ended March 31, 2004 to 13% during the three months ended March 31, 2005. This, together with the impact of a higher relative percentage of products sold in the 2005 period, led overall gross profit margin to decrease from 20% in the 2004 period to 17% in the 2005 period. The decrease in product margin was primarily due to approximately $2 million in sales of low margin products to certain state government customers upon contract renewals. The increase in service margin revenue reflects continued improvements in utilization and an increase in sales of more comprehensive service offerings. Although we have improved our service margins, and will continue to seek additional improvements, our product margins are subject to competitive pressures and fluctuations from quarter to quarter depending on the mix of products sold.

Nine Months ended March 31, 2005 and 2004

Gross profit margin during the nine months ended March 31, 2005 increased to 20% from 19% in the comparable nine month period in the prior year. Gross profit margin from product sales increased from 13% to 16%, and gross profit margin from service revenue increased from 23% to 24%. These increases were primarily due to the sale of higher margin products during the nine period and higher margins in services resulting from improved utilization of our service consultants.

We continue to face competitive market pressures which may impact the gross profit on our product revenue and service related revenue. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, voice over-IP and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins and compete effectively and profitably in all areas, given the intense competition currently existing in the IT industry.

Selling, General and Administrative

The following  table sets forth for the periods  presented  information  derived
from  our  unaudited   condensed   consolidated   statement  of  operations  (in
thousands):

                                       For the Three Months ended                         For the Nine Months ended
                                               March 31,                                          March 31,

                                  Dollars                  Percentage of              Dollars                 Percentage of
                                                              Revenues                                           Revenues
                              2005        2004           2005         2004       2005         2004          2005         2004
                           ----------------------------------------------------------------------------------------------------
Selling(1)                  $ 2,090     $ 1,494           17%          12%     $ 5,191        5,134          14%          15%
General &
Administrative(1)             1,490         985           12%           8%       3,637        3,098          10%           9%
Depreciation &
Amortization(1)                 619         791            5%           7%       2,022        2,132           6%           6%
Goodwill impairment              --           0           --           --        6,026        3,000          17%           8%
Other(1)                         51           0           --           --           83            0           *           --
                            -------     -------         ----         ----      -------        -----        ----         ----
Total                       $ 4,250     $ 3,270           34%          27%     $16,959       13,364          47%          38%
Selling(2)                    1,006         n/a           15%         n/a        2,278          n/a          13%         n/a
General &                                                n/a          n/a          241          n/a           1%         n/a
Administrative(2)                --          n/a          --          n/a          251          n/a           1%         n/a
Depreciation &
Amortization(2)                 113           2%
Other(2)                         --         n/a           --          n/a           11          n/a           *          n/a
                            -------     -------         ----         ----      -------        -----        ----         ----
Total                       $ 1,119         n/a           17%         n/a      $ 2,781          n/a          15%         n/a
Totals                      $ 5,369     $ 3,270           28%          27%     $19,740      $13,364          37%          38%
                            =======     =======         ====         ====      =======      =======        ====         ====

      (1) Expenses from Redrock and Integration Technologies are excluded for comparative purposes

      (2) Represents expenses generated by Redrock following its acquisition on August 1, 2004 and Integration Technologies following its acquisition on October 1, 2004. Redrock and Integration Technologies operations were combined on February 11, 2005. Therefore, Selling, General and Administrative expenses are now combined.

      *     less than 1%

Three Months ending March 31, 2005 and 2004

Selling, general and administrative expenses increased to approximately $4,586,000 in the three months ended March 31, 2005 from approximately $2,479,000 in the comparable 2004 period. Expressed as a percentage of revenues, sales and marketing costs increased from 12% of revenues in the three month period ended March 31, 2004 to 14% of revenues in the comparable 2005 period. General and administrative expenses were 8% of revenues in the three month period ended March 31, 2004 and 8% of revenues in the comparable 2005 period. The overall increase in expenses was primarily due to increased selling costs on a higher revenue base, the addition of sales personnel, management and administration from the ITI and Redrock acquisitions, and additional costs incurred in the integration of those businesses in our Southwest region.

Nine Months ending March 31, 2005 and 2004

Selling, general and administrative expenses increased to approximately $11,700,000 in the nine months ended March 31, 2005 from approximately $8,232,000 in the comparable 2004 period. The increase in expenses was primarily due to increased selling costs on a higher revenue base, and an increase in general and administrative expenses incurred in connection with acquisitions completed during the quarters ended December 31, 2004 and September 30, 2004. Expressed as a percentage of net revenues, selling, general and administrative expenses were 21% as compared to 24% in the comparable 2004 period. The decrease was primarily related to additional selling, general and administrative expenses on a higher revenue base during the nine month period ending March 31, 2005.

 Net Income

Three Months ending March 31, 2005 and 2004

Our net loss for the three months ended March 31, 2005 was $3,697,000 compared to a net loss of $1,077,000 for the quarter ended March 31, 2004. The net loss in the March 31, 2005 period includes approximately $2,292,000 in non-cash items, including depreciation and amortization of $732,000, a non-cash expense for warrants of $51,000, write-downs of investments totaling $982,000, a loss on extinguishment of debt of $336,000, $134,000 of deferred financing cost amortization and $57,000 of debt discount. The decrease in net margin is also attributable to the decrease in gross profit margin from product sales from 18% in the three months ended March 31, 2004 to 13% in the comparable 2005 period, and an increase in selling, general and administrative expenses as a percentage of revenues from 20% in the three months ended March 31, 2004 to 24% in the comparable 2005 period.

Nine Months ending March 31, 2005 and 2004

Our net loss for the nine months ended March 31, 2005 was $10,651,000 compared to a net loss of $8,184,000 for the nine months ended March 31, 2004. The net loss in the nine month period ended March 31, 2005 includes a goodwill impairment of $6,026,000, compared to a goodwill impairment of $3,000,000 for the comparable nine-month period in the prior year. Without the goodwill write-down, the net loss for the nine months ended March 31, 2005 would have been $4,626,000, compared to $5,184,000 for the comparable nine-month period ended March 31, 2004. Gross profit increased from $6,120,000 for the nine month period ended March 31, 2004 to $10,049,000 for the nine-month period ended March 31, 2005. The Company also had a gain from the disposal of discontinued operations of $1,593,000 during the nine month period ended March 31, 2005.

Discontinued Operations

Net loss from discontinued operations was $83,000 for the three months ended March 31, 2005 compared to a net loss of $23,000 for the three months ended March 31, 2004. The increase is attributable to legal and professional fees associated with the processing of settlement payments during the three months ended March 31, 2005.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

                                                                              (Dollars in thousands)
                                                                           As of                As of
                                                                       March 31, 2005       June 30, 2004
                                                                       --------------       -------------
Cash and cash equivalents                                                 $ 1,245              $ 3,289
Working capital                                                           $(1,958)             $   281
Working capital without giving effect to acquisition liability            $ 2,292              $   281

Current ratio                                                              0.90:1               1.02:1
Current ratio without giving effect to acquisition liability               1.15:1               1.02:1
Notes payable (current portion)                                           $ 2,537              $ 1,812

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the nine months ended March 31, 2005, we used cash of approximately $5,094,000 in operating activities and $1,871,000 in discontinued operations.

As described in Note 13 to the Condensed Consolidated Financial Statements, in October 2004, we paid to the former shareholders of Redrock Communications as part of the purchase price for our acquisition of Redrock Communications an initial cash payment of $2,500,000. In addition, we paid a deferred cash payment of $500,000 sixty (60) days after the closing date of the transaction, and we are obligated to pay an earn-out cash payment of $1,500,000 by July 30, 2005.

As described in Note 13 to the Condensed Consolidated Financial Statements, as part of the purchase price in our acquisition of Integration Technologies, Inc., we paid an initial cash payment of $2,500,000. In addition, we are obligated to pay an earn-out cash payment of $2,250,000 by July 30, 2005.

We had a working capital deficiency of $1,958,000 as of March 31, 2005. As a result of the foregoing, our cash decreased by $1,982,000.

On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors (the "Investors") for the sale of $7,700,000, approximately $6,884,000 net of expenses, of Common Stock of the Company at a price of $0.52 per share. In connection with such purchase, the Investors received warrants to purchase an aggregate of 3,701,919 shares of Common Stock for an exercise price of $0.66 per share, and cannot be exercised for a period of six months from issuance.

On July 31, 2004, our credit facility agreement with an agency of Textron Financial Corporation ("Textron") was amended and extended for 24 months through June 30, 2006. The amended Textron facility provides us with a full notification factoring facility for up to $7,000,000 of working capital. Eligible accounts receivable expected to be collected within 90 days are purchased with recourse, less a holdback amount of 15%. Interest is charged on the outstanding balance at the Prime rate plus 2.0% (7.75% at March 31, 2005). Additionally, a

0.15% discount fee is charged at the time of purchase, proceeds received by the Company under the Textron facility are treated as borrowings. As of March 31, 2005, the outstanding balance under such credit facility amounted to $3,651,000.

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

Contractual Obligations

                                                                    Payments due by period
                                                                       (in thousands)
                                                               Less                                     More
                                                              than 1          1-3            3-5       than 5
                                                Total          year          years          years      years
            Contractual Obligations
            Convertible Debt Obligations       10,189          2,537          7,652             --        --
            Operating Lease Obligations         2,642          1,005            990            647        --
                                              -------        -------        -------        -------      ----
            Total                             $12,831        $ 3,542        $ 8,642        $   647        --
                                              =======        =======        =======        =======      ====

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill, and accounting for discontinued operations.

Revenue Recognition. We apply the revenue recognition principles set forth under SOP 97-2 and SAB 104 with respect to all of our revenue. We adhere strictly to the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable.

A summary of our revenue recognition policies, as they relate to our specific revenue streams, is as follows:

Computer Hardware Product Revenues

We require our hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any.

Since our hardware sales are supported by a contract or other document that clearly indicates the terms of the transaction, and our selling price is fixed at the time the sale is consummated, we record revenue on these sales at the time in which we receive a confirmation that the goods were tendered at their destination when shipped "FOB destination," or upon confirmation that shipment has occurred when shipped "FOB shipping point."

Software Product Revenues

We make substantially all of our software product sales as a reseller of licenses which may include a post contract customer support arrangement and access to product and upgrades and enhancements that are provided exclusively by the manufacturer following delivery and the customer's acceptance of the software product. We do not presently sell any software that we develop internally. Any responsibility for technical support and access to upgrades and enhancements to these software products are solely the responsibility of the software manufacturer, which arrangement is known to the customer at the time the sale is consummated. With respect to delivery, we require that the customer has received transfer of the software or, at a minimum, an authorization code ("key") to permit access to the product. If a software license is delivered to the customer, but the license term has not begun, we do not record the revenue prior to inception of the license term.

We require our software product sales to be supported by a written contract or other evidence of a sale transaction, which generally consists of a customer purchase order or on-line authorization. These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The selling prices of these products are fixed at the time the sale is consummated.

For product sales, we apply the factors discussed in EITF 99-19 in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of our transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts billed to our customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, we have determined that we were acting as an agent, and therefore recognize revenues on a net basis. For the nine months ended March 31, 2005, revenues recognized on a net basis totaled approximately $762,000, or 2% of total product revenues during the period.

Technical Services Revenue

We generally bill our customers for professional IT services based on hours of time that we spend on any given assignment at our hourly billing rates. As it relates to delivery of these services, we recognize revenue under these arrangements as the work is completed and the customer has indicated their acceptance of our services by approving a work order milestone or completion order. For certain engagements, we enter fixed bid contracts, and we recognize revenue as phases of the project are completed and accepted by our client. For our seat management services, we enter unit-price contracts (e.g., price per user for seat management), and we recognize revenue based on number of units multiplied by the agreed-upon contract unit price per month.

BPO  Services Revenue

For our business process outsourcing ("BPO") services, which primarily include our child support service contracts in the states of Kansas, and Nebraska, we provide services under a fixed price (flat monthly fee) contract, and recognize revenue as the services are provided and billed. In the state of North Carolina, we have one contract subject to revenue-sharing related to child support services. Under that contract a fee from amounts collected is shared with the county on a percentage basis, and revenue is recognized monthly in arrears as a percentage of the total amount of collections received.

Collectibility of Receivables. A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client's financial condition through the review of its current financial statements or credit reports.

Goodwill. SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions, most recently the acquisitions of Redrock Communications in September 2004 and Integration Technologies, Inc. in October 2004, and recorded goodwill in the amount of $4,455,000 and $4,393,000, respectively. In these instances, goodwill was determined by comparing the purchase price and related transaction costs with the fair value of the net tangible assets and liabilities acquired, as set forth in Note 14.

Basis of Presentation. During the fiscal year ended June 30, 2003, the Company adopted a plan to sell our transportation brokerage operations in the state of Virginia. The operations are accounted for as a discontinued operation, and, accordingly, amounts in the consolidated financial statements and related notes for all periods presented reflect discontinued operation accounting.

Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") no. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement, which is to be applied prospectively are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2004. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2005, we have not used derivative instruments or engaged in hedging activities.

The Textron credit facility exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Textron credit facility requires interest to be paid at 2.0% over the prime rate. The Laurus Funds convertible secured term note exposes the Company to similar risks, and it requires interest to be paid at 1% over the prime rate. The table below provides information on the Textron credit facility, the Senior Subordinated Convertible Notes and the Laurus Funds Note as of March 31, 2005.

--------------------------------------------------------------------------------
                                                                Weighted Average
                                           Principal Balance     Interest Rate
--------------------------------------------------------------------------------
  Factoring credit facility                   $3,651,000              6.75%
--------------------------------------------------------------------------------
  Senior Subordinated Convertible Notes       $3,937,775              9.0%
--------------------------------------------------------------------------------
  Secured Convertible Laurus Note             $6,649,999              5.75%
--------------------------------------------------------------------------------

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this quarterly report was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                            COMMONWEALTH OF VIRGINIA

 Effective December 15, 2002, the Company entered into a mutual Settlement Agreement (the "Settlement Agreement") to cancel a contract (the "Transportation Contract") in which it provided non-emergency transportation brokerage services through third party providers (the "Transportation Vendors") to the Commonwealth of Virginia ("Virginia"). Pursuant to the terms of the Settlement Agreement, the Company agreed to make certain payments due to the Transportation Vendors under an agreed-upon schedule through June 2003. At the time the Company entered into the Transportation Contract, DynCorp, Inc. ("Dyncorp") posted a $2,400,000 bond (the "Bond") to guarantee its financial performance under the contract in favor of Virginia. Dyncorp also indemnified the Company for any potential losses (obligations) in excess of $2,400,000 (the "Bonded Amount"). Certain claims of the Transportation Vendors caused the Bond to be called, initiating a process of disbursing the Bonded Amount to Transportation Vendors with verifiable claims. The bonding company filed an interpleader action (the "Interpleader Matter") to distribute the Bonded Amount on July 22, 2003. In addition to making claims against the Bond in the Interpleader Matter, many of the Transportation Vendors initiated separate claims for payment against the Company both as part of and separate from the Interpleader Matter. The Company provided DynCorp with a limited release of its indemnity for aggregate claims in excess of the Bonded Amount. Accordingly, the Company assumed the liability for valid claims in excess of the Bonded Amount.

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

All claims in the Interpleader Matter against the Bond and/or against the Company, except for two have been settled and paid as of March 31, 2005. All Transportation Vendors holding settled and paid claims have been dismissed from the Interpleader Matter and pending state court lawsuits, if any, have also been dismissed. Of the two remaining unpaid claims, one is settled and will be paid in full by June 1, 2005 and will be dismissed from the Interpleader Matter at that time.

The Company is still in negotiations and is proceeding with litigation with one remaining Transportation Vendor which has not entered into a settlement agreement with the Company. A portion of the Bonded Amount is being held in escrow for this Transportation Vendor, if necessary.

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

DYNTEK, INC.

                                           By: /s/ Steven J. Ross
                                               ---------------------------------
                                           Steven J. Ross
                                           President and Chief Executive Officer

                                           Date: May 16, 2005