Form 10-K
period 2005-06-30
DYNTEK INC
filed 2005-09-29
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

COMMISSION FILE NUMBER 1-11568

DYNTEK, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-4228470
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

19700 Fairchild Road, Suite 230
Irvine, CA 92612

(Address of principal executive offices) (Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 271-6700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2004 was approximately $35,393,541.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of September 27, 2005 was 81,164,590.

Documents incorporated by reference: None.

When used in this Form 10-K and in future filings by DynTek, Inc. with the Securities and Exchange Commission, the words or phrases “we expect” and “the Company expects,”  “will continue,”  “is anticipated,”  “estimated,” “project,” “outlook,” or similar expressions are intended to identify “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performance or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “endeavor,”  “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, those factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K.

Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.  We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART I

ITEM 1.                BUSINESS

GENERAL

DynTek, Inc. provides professional information technology (“IT”) services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions. We operate our business primarily through our subsidiary, DynTek Services, Inc. Depending upon the context, the terms DynTek, “we,” “our,” and “us,” refers to either DynTek alone, or DynTek and its subsidiaries.

We provide a broad range of multi-disciplinary IT solutions that address the critical business needs of our clients, including IT security, converged networking (including voice-over-internet-protocol “VOIP”), application infrastructure, and access infrastructure. Our primary operations are located in four of the top ten largest IT spending states: California, New York, Florida, and Michigan. We deliver complex infrastructure technology solutions through teams of professional consultants in close geographic proximity to our clients. Members of our technical and consulting services team have advanced certifications with leading vendor-manufacturers, including Microsoft, Cisco, McAfee and Citrix.  As a professional services firm and value-added reseller of hardware and software from leading manufacturers, we help organizations assess, design, build, implement, manage and support their technology infrastructure.

We believe that our services-led approach, combined with expertise in multi-disciplinary practice areas such as IT security, converged networking (VOIP), application and access infrastructure, will continue to provide the platform we need to capture an increasing share of our target markets. Our strategy allows our clients to rely on DynTek as their primary IT vendor. Additionally, we believe that our multi-disciplinary capabilities help differentiate us from our competitors in the markets in which we compete.

In September 2004 and October 2004, we closed the acquisitions of Redrock Communications Solutions, Inc. (“Redrock”), and Integration Technologies, Inc. (“ITI”), respectively. Both businesses were located in Southern California. In February 2005, we consolidated the operations of Redrock and ITI into one integrated region (the “Southwest Region”), with offices in Irvine, California and Las Vegas, Nevada. The Southwest Region contributed approximately $27,861,000, or 36%, of our aggregate revenues of $76,559,000, for the year ended June 30, 2005, which included 11 months of operations from Redrock and 9 months of operations from ITI. Our acquisitions of Redrock and ITI led us to increase our emphasis in obtaining commercial business throughout the company. As a result, our customer mix changed from 68% government, 11% education, and 21% commercial during the year ended June 30, 2004 to 38% government, 9% education, and 53% commercial during the year ended June 30, 2005.

BUSINESS SEGMENTS

We report in two segments: Information Technology Services and Business Process Outsourcing.

Information Technology Services

We provide professional IT services and sales of related products. Our IT services include IT security solutions (vulnerability assessments, risk assessments, enterprise security assessments, etc.), converged networking (VOIP) solutions (design through implementation), application infrastructure solutions (active directory design, Microsoft Exchange migrations, etc.), access infrastructure solutions (server based computing, remote access, etc.) and general infrastructure support.

In connection with these service offerings, we sell hardware and software to our clients. We purchase products for re-sale from distributors or directly from manufacturers of hardware and software. The scope of services and product sales that we provide to any given client can vary, according to the client’s need, project size, and internal client IT resources available. The majority of our IT service revenues and related product sales are derived from specific projects, as contracted.

We provide services through a combination of in-house engineers and consultants, and subcontracted third-party suppliers. We currently have 72 in-house IT engineers and consultants, and approximately 8 third-party subcontractors that cumulatively supplied approximately 21 engineers and consultants who provided services to our clients during the year ended June 30, 2005.

With increasing convergence and connectivity driving infrastructure complexity, IT clients are seeking solutions that provide secure and ubiquitous access to their applications and data. According to a Gartner, Inc. report published in June 2005, the IT services market in the United States is projected to grow from $241.9 billion in 2004 to $326.4 billion in 2009. While our target markets only represent a portion of the overall IT services market, this represents a compound annual growth rate of 6.2 percent. It is anticipated that this growth will be driven in part by pent-up demand for technology upgrades, data security concerns, regulatory and compliance initiatives, such as the Sarbanes-Oxley Act, and the convergence of voice and data.

In the year ended June 30, 2005 we had approximately $45,490,000 in IT product sales and $21,904,000 in IT service sales, which accounted for 67 % and 33%, respectively, of our aggregate Information Technology Services revenue of $67,394,000. Information Technology Services segment revenue represents 88% of our total revenue for the year ended June 30, 2005.

Business Process Outsourcing (“BPO”)

As part of a previous strategic direction, we also provide child support enforcement services under contracts with state or county agencies, including State of Kansas Department of Social and Rehabilitation Services, State of Nebraska Department of Health and Human Services, New Hanover County Department of Social Services in North Carolina, Beaufort County Department of Social Services in North Carolina and 3rd Judicial Court of Shawnee County, Kansas. Services under these contracts include determining legally established paternity and support obligations, enforcing court or administrative orders for such obligations, locating absent responsible parents or other persons obligated for such payments and relevant assets that may be used to satisfy such obligations, and providing help desk customer service support. We provide these services through in-house customer service representatives and attorneys, and third-party attorneys. Typically our BPO contracts span multiple periods, and may include options to renew for additional periods. Payment terms are either fixed-price, fixed-unit- price, revenue sharing, or a combination of the above.

Our BPO segment revenues for the year ended June 30, 2005 amounted to approximately $9,165,000, which represents approximately 12% of our total revenue for the year ended June 30, 2005. We currently have 62 full-time employees in our BPO segment, and 5 third-party support contractors.

In March 2004, we outsourced the management of our BPO segment to Young Williams, P.A., a law firm based in Mississippi that specializes in child support enforcement services.  During the quarter ended December 31, 2004, certain of our customers notified us of their intention not to renew their existing contracts. These circumstances caused us to lower our expectations with respect to future BPO revenues and curtail our related activities in this segment. During the quarter ended June 30, 2005, we re-focused our business strategy concurrent with appointing new senior management. As a result, we intend not to seek new opportunities with respect to BPO services. We also do not intend to actively seek renewals of our existing contracts and anticipate servicing only those contracts under which we have an existing service obligation.

CUSTOMERS

Our customers are primarily (i) mid-market commercial businesses; (ii) agencies of state governments and municipalities; and (iii) educational institutions. These mid-market to small enterprise customers generally have between approximately 200 and 5,000 employee-computer users. For the year ended June 30, 2005, our mix of revenues was approximately 38% state and local government, 9% education, and 53% commercial. This compares to 68% state and local government, 11% education, and 21% commercial customers during the year ended June 30, 2004. The difference primarily results from our acquisitions of Redrock and ITI, which had a greater proportion of and emphasis on commercial customers.

Among our state and local government customers, the State of New York and its agencies comprised approximately 12% of our total revenues and 14% of our Information Technology Services revenues for the year ended June 30, 2005; 29% of our total revenues and 36% of our Information Technology Services revenues for the year ended June 30, 2004; and 25% of our total revenues and 30% of our Information Technology Services revenues for the year ended June 30, 2003. Generally, our products and services are purchased by state agencies issuing their own purchase orders under master contract agreements between us and the related state government through which the agency is authorized to issue a valid purchase order. Approximately 72% of revenues generated from New York State agencies were from product sales and 28% were from sales of services.

No single customer or state (including all agencies of such state) other than New York State accounted for more than 10% of our total revenue during fiscal 2005. The State of Kansas Department of Social and Rehabilitation accounted for approximately $2,500,000 in revenues, or 26% of our Business

Process Outsourcing revenue for the year ended June 30, 2005, 30% of the Business Process Outsourcing revenue for year ended June 30, 2004, and 29% for year ended June 30, 2003.

VENDORS

In connection with sales of our IT services and products, we purchase technology equipment directly from manufacturers such as Cisco, McAfee, Citrix, Hewlett Packard and Novell, and indirectly through distributors such as Ingram Micro Corporation, Tech Data, and Alternative Technologies. In general, we are authorized by a manufacturer to sell its products, whether the products are purchased from a distributor or directly from the manufacturer. Typically, vendor agreements provide that we have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days’ notice or immediately upon the occurrence of certain events, and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of our relationship with a major manufacturer could have a material adverse effect on our business as certain product offerings that are requested by customers may not be available to us.

We are an authorized reseller of computers, workstations, networking equipment, software, and related products for over 50 manufacturers. Our sales of products manufactured by Cisco and McAfee accounted for approximately 32% of our product revenues during the last fiscal year (or 18% of our total revenue during the last fiscal year). Based on product sales and certifications, we have obtained preferred status with several vendors, including Microsoft, Cisco, McAfee, Novell and Citrix. This status allows us to participate in rebate and co-marketing programs.

SALES AND MARKETING

Our sales and marketing objective in our Information Technology Services sector is to develop lasting relationships with clients that result in both repeat and long-term engagements. We use an internal sales force in conjunction with partnership alliances with our vendors. Our sales team derives leads through industry networking, referrals from existing clients, government agencies’ requests for proposals (“RFP”), open competitions conducted by states and municipalities, strategic partnerships with third party vendors under which we jointly bid and perform certain engagements, and sales and marketing activities directed to specific customers.

For governmental entities, we receive and review numerous RFPs, and evaluate competitive bidding opportunities for the provision of products and services and identify those that are suitable for our responsive bid. In government contract award procedures, following proposal submission, contracts are often awarded based on subsequent negotiations with the bidder offering the most attractive proposal, price and other contracting factors. In certain cases low price may be the determining factor, while in others price may be secondary when compared with the quality of technical skills or management approach.

We employ a team selling approach for marketing our offerings. Our practice subject matter experts collaborate with our service delivery professionals to identify a comprehensive service and product offering mix that will meet customer needs. As a result of our particular mix of service offerings and multi-disciplinary practices, we believe that we have the ability to allow our clients to rely on DynTek as their primary IT vendor.

COMPETITION

The information technology services industry is highly competitive and is served by numerous national and local firms. Market participants include global consulting and integration firms, such as IBM Global Services, international accounting firms and related entities, internal information systems and service groups of clients and prospective clients, professional services companies, small, medium and large hardware and application software re-sellers, and divisions of both integrated technology companies and outsourcing companies. Our markets are highly competitive and very fragmented, with relatively low barriers to entry.

We believe that the principal competitive factors for IT services include reputation, customer service levels, project management expertise, technical expertise, competitive pricing, the ability to deliver results in a timely manner, vendor-partner relations, and overall breadth and depth of solutions. We believe that our multi-disciplinary approach, and our ability to deliver complex infrastructure technology solutions, allows us to be competitive in the regions where we operate. Our ability to successfully compete, however, also depends on a number of competitive factors outside our control, including the ability of our clients or competitors to hire, retain and motivate project managers and other senior technical staff, the price at which competitors offer comparable services, the ability of our clients to perform the services themselves, and the extent of our competitors’ responsiveness to client needs. Moreover, although our primary, current competition in the mid-market commercial and state and local government segments is generally localized and comprised of many small entities, there are many larger and better-capitalized companies that could employ significant resources should they chose to compete for our mid-market customers.

BACKLOG

Our Information Technology Services contracts typically are funded incrementally and are specific-task driven, with the exception of annual maintenance and support contracts. Our backlog only becomes firm as work progresses, and as specific orders under the contract are placed for services and related products. In our estimation, our contractual backlog at any point in time does not represent the aggregate projected value of our related contracts and customer relationships. Moreover, our backlog can be subject to variations from quarter to quarter based on fluctuations from period to period based on usage criteria and the length of particular contracts. As a result, we do not consider our backlog from Information Technology Services contracts to be a significant indicator of our future Information Technology Services revenue. Any backlog represents an estimate of the remaining future revenues from existing firm contracts, and does not assume any contract renewals or extensions. Our backlog at any date may not indicate demand for our products and services, and may not reflect actual revenue for any period in the future.

Estimated backlog from our remaining Business Processing Outsource services contracts was approximately $5,400,000 and $16,000,000 as of June 30, 2005 and June 30, 2004, respectively, realizable primarily over the next 36 months.

INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of trade secret, nondisclosure and other contractual agreements to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees and our contractors to restrict access to and limit the distribution of our proprietary information. There can be no assurance that the steps we have taken to protect our intellectual property will be adequate to deter its misappropriation, detect unauthorized use, or enforce our intellectual property rights.

HUMAN RESOURCES

As of September 15, 2005, we had 226 employees. We also sub-contract with approximately 8 contract consultants for technical support. Our employees are not subject to any collective bargaining agreements, and we believe that our relationships with our employees are good.

INSURANCE COVERAGE

We maintain general liability insurance, which includes directors and officers’ liability coverage, workers compensation and professional liability insurance in amounts deemed adequate by our Board of Directors.

ADDITIONAL INFORMATION

We were incorporated in Delaware in May 1989 and changed our name to DynTek, Inc. in December 2001. Our principal executive offices are located at 19700 Fairchild Road, Suite 230, Irvine, California 92612, and our telephone number is (949) 271-6700. Our annual reports filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available on our website at www.dyntek.com free of charge as soon as practicable after filing with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW Washington, DC 20549 or view our electronic filings with the Securities and Exchange Commission at www.sec.gov.  Information regarding operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

ITEM 2.                PROPERTIES

DynTek’s corporate headquarters in Irvine, California, is a leased facility consisting of approximately 2,868 square feet of office space rented under a lease expiring in January 2009. We also lease approximately 9,646 square feet in the same building for our Southwest Regional offices and a customer training facility. In May 2005, we consolidated all Southern California offices in this building, and moved our corporate headquarters from another facility, which was also located in Irvine, California. The lease for that facility expired in August 2005. Additionally, we currently lease 7 other separate sales offices and commercial facilities for our IT services business in New York (2), Michigan (2), Massachusetts, Nevada and Florida, and 5 other separate facilities for our BPO business in Kansas, North Carolina (2) and Nebraska (2). Our total leased facilities comprise an aggregate of approximately 56,431 square feet under leases with terms ranging from month-to-month to five years. Such facilities are used for sales and services functions. We terminated operations in our Massachusetts facility in August 2005, and we are negotiating an assignment of the lease. All other facilities are expected to continue to be utilized in the operation of our business. None of these properties is unique and our properties are believed to be adequate for the present needs of our business.

ITEM 3.                LEGAL PROCEEDINGS

COMMONWEALTH OF VIRGINIA

Effective December 15, 2002, we entered into a mutual Settlement Agreement (the “Settlement Agreement”) to cancel a contract (the “Transportation Contract”) in which we formerly provided non-emergency transportation brokerage services through third party providers (the “Transportation Vendors”) to the Commonwealth of Virginia (“Virginia”). Pursuant to the terms of the Settlement Agreement, we agreed to make certain payments due to the Transportation Vendors under an agreed-upon schedule through June 2003. At the time we entered into the Transportation Contract, DynCorp, Inc. (“DynCorp”) posted a $2,400,000 bond (the “Bond”) to guarantee financial performance under the contract in favor of Virginia. DynCorp also indemnified the Company for any potential losses (obligations) in excess of $2,400,000 (the “Bonded Amount”). Certain claims of the Transportation Vendors caused the Bond to be called, initiating a process of disbursing the Bonded Amount to Transportation Vendors with verifiable claims. The bonding company filed an interpleader action (the “Interpleader Matter”) to distribute the Bonded Amount on July 22, 2003. In addition to making claims against the Bond in the Interpleader Matter, many of the Transportation Vendors initiated separate claims for payment against us both as part of and separate from the Interpleader Matter. We provided DynCorp with a limited release of its indemnity for aggregate claims in excess of the Bonded Amount. Accordingly, we assumed the liability for valid claims in excess of the Bonded Amount.

We entered into settlement agreements with a number of the Transportation Vendors and, on December 1, 2004, the Court entered an Order granting our Motion to Approve Settlements and to Authorize Disbursement of Interpleader Funds (the “Order”). Pursuant to the Order, the Bonded Amount was transferred to the Transportation Vendors by us in accordance with the terms of various settlement agreements. All claims in the Interpleader Matter against the Bond and/or against us have been settled and paid effective June 30, 2005.   At the time of this filing, all actions related to the Transportation Contract, including the Interpleader Matter and previously pending state court lawsuits, have been dismissed with prejudice.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on May 20, 2005 to consider the election of directors for terms expiring at our 2006 Annual Meeting, to ratify the appointment by the Board of Directors of Marcum & Kliegman LLP as our independent registered public accounting firm for the year ended June 30, 2005, and to approve our 2005 Stock Incentive Plan.

At the time of the record date for the meeting, there were 76,091,895 shares of Common Stock outstanding. 62,982,243 shares, or 82.8% of our total outstanding shares, were represented in person or by proxy at the meeting.

The following five individuals were elected by the stockholders to serve as directors for terms expiring at our 2006 Annual Meeting or until their successors are elected and qualified:

	Votes Cast For	Against or Withheld	Abstentions
Name	Common and Preferred Stock	Common and Preferred Stock	Common and Preferred Stock
Brian D. Bookmeier	53,235,493	9,746,750	—
Michael W. Grieves	53,311,200	9,671,043	—
Steven J. Ross	53,185,588	9,796,655	—
Marshall Toplansky	53,603,717	9,378,526	—
Robert I. Webber	53,614,938	9,367,305	—

At the Annual Meeting, the stockholders also ratified the appointment of Marcum & Kliegman LLP as our independent registered public accounting firm for the year ended June 30, 2005 by the following vote:  62,669,386 shares of Common Stock and Series A Preferred Stock were voted in favor, 289,857 shares of Common Stock and Series A Preferred Stock were voted against, and 23,000 shares of Common Stock and Preferred Stock were held in abstention.

After accounting for 35,739,538 broker non-votes, which resulted in 40,352,357 voting shares, the stockholders also approved the 2005 Stock Incentive Plan by the following vote:  26,201,431 shares of Common Stock and Series A Preferred Stock (64.9%) were voted in favor, 1,024,379 shares of Common Stock and Series A Preferred Stock (2.5%) were voted against, and 16,895 shares of Common Stock and Preferred Stock were held in abstention.

Effective June 30, 2005, our director Steven J. Ross resigned as President and Chief Executive Officer, and agreed to resign as a member of the board of directors on September 30, 2005 pursuant to a Separation Agreement, dated May 26, 2005.

On June 27, 2005, J. Michael Gullard was elected to our Board of Directors.

On July 13, 2005, our director Michael W. Grieves resigned as a member of our Board of Directors.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for trading our Common Stock is the NASD OTC Bulletin Board.

On December 18, 1992, our Common Stock began trading on Nasdaq SmallCap Market and was quoted on the Nasdaq SmallCap Market until December 16, 2004, when the Company voluntarily delisted its securities from the Nasdaq SmallCap Market and moved to the National Association of Securities Dealer’s (“NASD”) Over-the-Counter (“OTC”) Bulletin Board.

PRICE RANGE OF OUTSTANDING COMMON STOCK

The following table sets forth the high and low bid prices for each quarter during the years ended June 30, 2005 and 2004, as reported by the Nasdaq SmallCap Market and the NASD OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

YEAR ENDED JUNE 30, 2004	HIGH	LOW
First quarter ended September 30, 2004	$0.80	$0.60
Second quarter ended December 31, 2004	$0.76	$0.52
Third quarter ended March 31, 2005	$0.61	$0.49
Fourth quarter ended June 30, 2005	$0.49	$0.29

YEAR ENDED JUNE 30, 2004	HIGH	LOW
First quarter ended September 30, 2003	$1.41	$0.77
Second quarter ended December 31, 2003	1.11	0.70
Third quarter ended March 31, 2004	0.97	0.70
Fourth quarter ended June 30, 2004	1.97	0.62

On September 26, 2005, the last closing price for a share of our Common Stock was $0.24, as reported under the symbol “DYTK.OB”. As of September 26, 2005, there were approximately 221 holders of record and approximately 7,544 beneficial holders of our Common Stock.

DIVIDEND POLICY

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future, but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the Board of Directors and based upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,522,997	$0.69	5,477,003
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total	3,522,997		5,477,003
As of June 30, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein.

	Years ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Operating revenues	$76,559	$49,947	$52,647	$60,077	$44,910
Loss from continuing operations	(24,437)	(18,935)	(4,203)	(12,379)	(10,822)
Gain (loss) from discontinued operations	1,846	(64)	(9,566)	(7,034)	59
Loss from continuing operations—per share	(.38)	(.40)	(.12)	(.43)	(.63)
Gain (loss) from discontinued operations—per share	.03	—	(.26)	(.24)	—

	Years ended June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated balance sheet data:
Total assets	47,336	45,649	53,127	80,519	33,997
Long term debt	7,603	3,596	5,317	—	—

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Year Ended June 30,
	2005	2004	2003
Product Revenue	59%	46%	42%
Service Revenue—Information Technology	29%	35%	42%
Service Revenue—Business Process Outsourcing	12%	19%	16%
Cost of Products	85%	84%	85%
Cost of Service—Information Technology	76%	81%	80%
Cost of Service—Business Process Outsourcing	92%	82%	77%
Gross profit	18.1%	17.9%	18.2%
SG & A	24%	24%	21%
Loss from continuing operations	(32)%	(38)%	(9)%
Gain (loss) from discontinued operations	2%	—	(18)%
Net income (loss)	(30)%	(38)%	(27)%

Fiscal years ended June 30, 2005 and June 30, 2004—Continuing Operations

Revenues.   For the year ended June 30, 2005, revenues increased to approximately $76,559,000 from approximately $49,947,000 during the prior year, or a 53% increase from the year ended June 30, 2004. This increase was primarily a result of increased revenues from businesses acquired in September and October 2004, which now comprise our Southwest Region. Product sales increased from $22,782,000 in fiscal 2004 to $45,490,000 in fiscal 2005. The increase resulted primarily from the increase in product sales of network communication equipment and software in the Southwest Region, and the sale of other networking and computer equipment and software in our other regions. Our services revenues increased from $27,165,000 in fiscal 2004 to $31,069,000 in fiscal 2005, resulting primarily from additional services in our Southwest Region, offset by lower business process outsourcing services and slightly lower state and local government services in our Northeast Region. The revenue mix from product and services sales was 59% and 41%, respectively, for the 2005 fiscal year, as compared to 46% and 54%, respectively, for the 2004 fiscal year.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

		For the Twelve Months ended June 30,		Percentage
REVENUES		2005	2004	change	Amount
DynTek, excluding	Product	$26,313	22,782	15%	$3,531
Redrock and ITI(1)	Service	22,385	27,165	(18)%	(4,780)
	Total	48,698	49,947	(3)%	(1,249)
Redrock and ITI(2)	Product	19,177	n/a	100%	19,177
	Service	8,684	n/a	100%	8,684
	Total	27,861	n/a	100%	27,861
	Totals	$76,559	$49,947	53%	$26,612

(1)          Revenues from Redrock and ITI are excluded for comparative purposes

(2)           Represents revenues generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, revenues are combined.

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For our year ended June 30, 2005, 53% of our revenues were derived from commercial clients, compared to 47% from government agencies and educational institutions. This represents a significant change in customer mix from fiscal 2004 when 21% of our customers were commercial clients and 79% of our customers were government agencies and educational institutions. The change in mix reflects our decision to reduce our dependence overall on state and local government agencies and to grow our commercial business, which was primarily effected by the creation of our Southwest Region through the acquisitions of Redrock and ITI. The State of New York and its agencies accounted for 12% of our total revenues in fiscal 2005.

Gross profit.   Gross profit increased from $8,936,000 in fiscal 2004 to $13,893,000 in fiscal 2005, an increase of 55%. Gross margin increased slightly, from 17.9% to 18.1% during the same period. This increase was primarily the result of an increase in services gross margin from 19.1% in fiscal 2004 to 22.2% in fiscal 2005, partially offset by a decrease in product gross margin from 16.5% in fiscal 2004 to 15.4% in fiscal 2005. Services margin increased primarily due to an increase in the overall level of utilization with respect to in-house consultants, and a greater mix of higher-end services in the latter part of fiscal 2005. The decrease in overall product gross margin is primarily the result of having consummated several large, lower-margin product sales under contracts with certain state and local government clients. Although we have improved our service margins, and will seek opportunities to make further improvements, our product margins in particular are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins and compete profitably in all areas, given the intense competition that exists in the IT industry.

Depreciation and amortization expense.   Depreciation and amortization expense increased to approximately $3,171,000 for the year ended June 30, 2005, from approximately $2,985,000 in our 2004 fiscal year. The increase is primarily due to additional amortization that we recorded as a result of having allocated a portion of the purchase consideration from business combinations that we consummated in fiscal 2005 to customer contracts.

Interest expense.   Interest expense for the year ended June 30, 2005 increased to $2,138,000, as compared to $942,000 for the year ended June 30, 2004. The increase includes contractual interest due on notes that we entered into in January and October 2004, an increase in the average borrowings under our credit facility, and the amortization of deferred financing fees and debt discounts associated with warrants and beneficial conversion features we issued with debt during the year ended June 30, 2005.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased to approximately $18,738,000 for the year ended June 30, 2005, from approximately $12,175,000 for the year ended June 30, 2004. Selling costs increased by approximately $4,568,000 due to increased selling costs on a higher revenue base, the addition of sales and business development personnel, and additional costs incurred in the integration of the Redrock and ITI businesses. General and administrative expenses increased by approximately $1,995,000, including approximately $850,000 in non-recurring severance and non-cash expenses, which comprises $448,000 resulting from the resignation of our former chief executive officer in June 2005, and $201,000 in non-cash expenses for options and warrants. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 24% during fiscal 2005, which equaled the 24% in the prior fiscal year. This resulted from additional expenses that were offset proportionally on a higher revenue base for the year ended June 30, 2005.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

		For the Twelve Months ended June 30,
		Dollars		Percentage of Revenues
OPERATING EXPENSES		2005	2004	2005	2004
DynTek, excluding	Selling(1)	$8,080	7,125	10%	15%
Redrock and ITI(1)	General & Administrative(1)	6,793	5,050	9%	10%
	Depreciation & Amortization(1)	2,807	2,985	4%	6%
	Goodwill impairment	12,897	11,600	17%	23%
	Total	$30,577	26,760	40%	54%
Redrock and ITI(2)	Selling(2)	3,613	n/a	5%	n/a
	General & Administrative(2)	252	n/a	—	n/a
	Depreciation & Amortization(2)	364	n/a	—	n/a
	Total	$4,229	n/a	5%	n/a
	Totals	$34,806	$26,760	45%	54%

(1)          Expenses from Redrock and ITI are excluded for comparative purposes

(2)          Represents expenses generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, Selling, General and Administrative expenses are now combined.

Impairment of Goodwill   At June 30, 2005, we performed our annual impairment tests of goodwill for each of our reporting units as required under SFAS 142. As a result of these tests, we determined that the remaining amount of goodwill recorded in connection with our acquisition of DMR in 2002 is non-recoverable. Accordingly, we recorded a $6,837,000 impairment charge during the quarter ended June 30, 2005, which together with earlier impairment charges amounts to $12,897,000 for the year ended June 30, 2005.

We recorded approximately $6,026,000 of goodwill impairment charges during the quarter ended December 31, 2004 after (1) receiving a definitive notice from certain of our customers that they would not renew existing contracts with us and (2) losing a key employee with significant customer relationships. These events had a material adverse effect on our ability to compete in this segment and recover our original investment. We recorded an additional $6,837,000 during the quarter ended June 30, 2005 in connection with (1) our new management’s decision to limit our activities in the BPO segment to only fulfilling service obligations on our existing contracts and (2) reducing our expectation of future revenue with respect to a service contract that we have with the state of Virginia, as we believe that it is more likely than not that such contract will not be renewed.

We engaged an outside valuation specialist to evaluate the DMR goodwill at June 30, 2005. The results of the evaluation indicated that the fair value of the DMR reporting unit, using a discounted cash flow model, was approximately $6,000,000 less than its carrying value. In determining the impairment charge, we considered a variety of factors including the effects of increasing competition, the non-renewal of several major government services contracts, the closing of certain offices and changes in our business strategy, which is to curtail our activities in the BPO segment.

For the year-ended June 30, 2004, we recorded goodwill impairment charges in aggregate amount of $11,600,000. Our determination of the charge includes the effects of lower expected government spending and a reduction of forecasted growth rates in BPO contracts. The 2004 impairment charge includes approximately $750,000 associated with the lower BPO business and approximately $7,500,000 specifically associated with lower expected revenues under a significant services contract with the State of Virginia.  Our determination of the impairment charge was made based upon a comprehensive review and comparison of the fair values to the book (carrying) values of each of our reporting units at each of our balance sheet dates.

Net loss.   Our net loss for the year ended June 30, 2005 was $22,591,000 compared to a net loss of $18,999,000 for the year ended June 30, 2004. The net loss in fiscal 2005 includes a goodwill impairment charge in the amount of $12,897,000, compared to an impairment charge of $11,600,000 for the prior fiscal year. The fiscal 2005 net loss also includes depreciation and amortization expense of $3,171,000, compared to $2,985,000 for the prior fiscal year, interest expense of $2,138,000, compared to interest expense of $942,000 for the prior fiscal year, and other non-operating expenses (net) of $1,141,000, which included a write-down of an investment in preferred stock of $1,104,000. We also had a gain of $1,846,000 from discontinued operations in fiscal 2005 primarily attributable to claims that we settled with transportation vendors under the Virginia non-emergency transportation service contracts.

Fiscal years ended June 30, 2004 and June 30, 2003—Continuing Operations

Revenues.   Revenues for the year ended June 30, 2004 decreased to approximately $49,947,000 from approximately $52,647,000 during the prior year, or a 5% decrease from the year ended June 30, 2003. This decrease was primarily a result of decreased orders from ongoing customers, resulting primarily from reduced or delayed information technology spending budgets during the period. The revenue mix from ongoing services and the related product sales was 54% and 46%, respectively, for the 2004 fiscal year, as compared to 58% and 42%, respectively, for the 2003 fiscal year. This change in revenue mix is primarily due to the decrease in service revenues associated with reduced or delayed information technology spending budgets during the period. Cost of revenues for the year ended June 30, 2004 decreased to approximately $41,011,000 from approximately $43,088,000 during the year ended June 30, 2003. The decrease is generally consistent with the reduction in revenues. The overall costs of revenue percentage remained constant, as a percentage of sales, at 82% for the fiscal years ended 2004 and 2003.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased to approximately $12,175,000 for the year ended June 30, 2004, from approximately $11,202,000 for the 2003 fiscal year period. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 24% during fiscal 2004, from approximately 21% in the prior fiscal year. This increase in selling, general and administrative costs was primarily due to additional legal, accounting and financial advisory services. We also incurred $177,075 of non-recurring severance for the resignation of our former Chief Financial Officer.

Depreciation and amortization expense.   Depreciation and amortization expense increased to approximately $2,985,000 for the year ended June 30, 2004, from approximately $2,729,000 for the 2003 fiscal year. The increase is primarily due to additional amortization that we recorded in connection with capitalizing customer contracts acquired during the fiscal years ended June 30, 2003 and 2004.

Interest expense.   Interest expense for the year ended June 30, 2004 decreased to $942,000, as compared to $1,175,000 for the year ended June 30, 2003. The decrease is principally attributable to a reduction in average borrowings during the year ended June 30, 2004. The increase in interest income to $102,000 from $69,000 during the year June 30, 2004 is due primarily to non-recurring note receivable interest.

Loss of sale on marketable securities.   The loss on sale of marketable securities of $207,000 represents realized losses incurred upon the sale of marketable securities during the year ended June 30, 2004. We did not have any sales of marketable securities during the year ended June 30, 2003.

Net loss.   The net loss of $18,999,000 for the year ended June 30, 2004 includes losses from discontinued operations of the non-emergency transportation business of $64,000. The losses from continuing operations of $18,935,000 included a $11,600,000 goodwill impairment charge related to the business process outsourcing segment due to lower than expected government spending and re-focus of business strategy, $2,985,000 of depreciation and amortization and the effects of decreases in sales revenue associated with reductions and delays in information technology spending and contract terminations.

Discontinued Operations

Effective March 1, 2003, we entered into an Asset Purchase Agreement with First Transit, Inc., pursuant to which we sold certain specific assets relating to our former non-emergency transportation brokerage services. The assets sold consisted of our interests in three contracts to provide non-emergency transportation related services  and  related assets used in connection with performance of such contracts as well as the assumption of all vendor and  services  sub-contract  agreements  relating  to the contracts. The purchase price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain an extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004, under certain specified conditions. As part of the agreement, we also agreed to not compete with First Transit in the business that was sold.

As a result of the First Transit Inc. Agreement and the mutual Settlement Agreement we entered into on December 15, 2002 to cancel a contract to provide non-emergency transportation brokerage services with the Commonwealth of Virginia, we discontinued all non-emergency transportation services, which were previously a component and separate reporting unit of our Business Process Outsourcing (“BPO”) segment. Our gain from discontinued operations for this business during our fiscal year ending June 30, 2005 was $1,846,000. The gain was a result of the settlement of claims resulting from non-emergency transportation services with the Commonwealth of Virginia (See Item 3, “Legal Proceedings”), which compares to a loss of $64,000 during the year ended June 30, 2004.

During the year ending June 30, 2005, the Company did not receive payment from First Transit Inc. for the second year extension of the Illinois Department of Public Aid services contract. The Asset Purchase Agreement provided for First Transit to pay up to $1,750,000 to us in the event they are able to obtain extensions of contracts that we transferred to them as part of the sale of our discontinued operations. We received a payment of $392,000 from First Transit during the year ended June 30, 2004, however, we cannot provide any assurance that First Transit will obtain any further renewals that would result in our receipt of additional funds in the future.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents and marketable securities of $1,297,000.

We measure our liquidity in a number of ways, as summarized in the following table:

	As of June 30, 2005	As of June 30, 2004
	(Dollars in thousands)
Cash and cash equivalents	$1,297	$3,289
Working capital	$(5,221)	$425
Working capital without giving effect to acquisition liability	$(1,545)	$425
Current ratio	.80:1	1.02:1
Current ratio without giving effect to acquisition liability	.93:1	1.02:1
Notes payable (current portion)	$3,621	$1,812

During the year ended June 30, 2005, we used cash of approximately $5,832,000 in continuing operations and $2,006,000 in discontinued operations. We incurred a net loss of $22,591,000 for the year ended June 30, 2005, which includes $18,801,000 of non-cash and/or non-recurring expenses resulting from the recognition of $12,897,000 of goodwill impairment charges; $3,171,000 of depreciation and amortization expense; $201,000 in non-cash expense of options and warrants; a write-off of certain notes and investments deemed to be non-recoverable of approximately $1,682,000; and approximately $850,000 in non-recurring severance and other one-time accrued expenses. At June 30, 2005, we had a working capital deficit of approximately $5,221,000. Without giving effect to the acquisition liability due to the former shareholders of Redrock and ITI, our working capital deficit would have been $1,545,000.

In October 2004, we received net proceeds of approximately $4,757,000 through the issuance of convertible debt. We used these proceeds to fund our acquisitions of Redrock and ITI, and for general corporate purposes.

During the year ended June 30, 2005, we acquired Redrock for $5,000,000, including $4,500,000 payable in cash and $500,000 payable in shares of our common stock. The cash portion of the purchase price included $1,500,000 in contingent consideration payable under a contractual earn-out that was deemed to have been earned through June 2005. With respect to the total cash portion, we paid $2,500,000 upon closing the transaction in October 2004, and an additional $500,000 sixty days after the closing in December 2004. We accrued an additional $1,500,000 for the earn-out of which we paid $850,000 in July 2005, and have withheld $650,000 pending the settlement or resolution of certain litigation brought against the former shareholders of Redrock by a party who is claiming partial ownership of Redrock. The former shareholders of Redrock have agreed to indemnify us against any costs or claims in this litigation.

During the year ended June 30, 2005, we acquired ITI for $6,890,000, including $5,345,748 payable in cash and $1,544,252 payable in shares of our common stock. The cash component of the purchase price includes $2,500,000 that was paid to the sellers upon closing the transaction in October 2004, an accrual of $2,250,000 for contingent consideration payable under a contractual earn-out, and an accrual of $595,748 based on a formula that provides for an additional cash payment to be made to the sellers based on the difference between the value of actual common shares issued and certain minimum values specified under the formula in the purchase agreement. Cash payment of $2,845,748 was due on July 30, 2005. We made a partial payment of $270,993 to two of the former ITI shareholders on that date, and issued promissory notes in the aggregate amount of $2,574,755 to the three remaining former ITI shareholders, including our current chief executive officer, Casper Zublin, Jr. The notes provide for payment of principal in equal installments on September 23, 2005, January 15, 2006, April 15, 2006, and July 31, 2006.

In February 2005, we completed a private placement in which we issued 14,807,692 shares of our Common Stock for net proceeds of approximately $6,891,000.

In August 2005, we received $ 243,000 from First Transit Inc. as a partial payment on the extension of the Illinois Department of Public Aid services contract relating to our discontinued operations. See “Discontinued Operations,” above.

In August 2005, we terminated our credit facility agreement with an agency of Textron Financial Corporation (“Textron”). The Textron facility provided a full notification factoring facility for up to $7,000,000 of working capital. Eligible accounts receivable expected to be collected within 90 days were purchased with recourse, with a holdback amount of 15%. Interest was charged on the outstanding balance at the prime rate plus 2.0% (8.25% at June 30, 2005). Additionally, a 0.15% discount fee was charged at the time of purchase. As of June 30, 2005, $4,697,000 was outstanding on this facility. In August 2005, we terminated this agreement, and paid the entire balance then outstanding of approximately $4,800,000.

On August 8, 2005, we entered into a series of related agreements with New England Technology Finance, LLC (“NETF”), an affiliate of Global Technology Finance, which is a provider of structured financing solutions to technology companies that operates in partnership with Credit Suisse First Boston, CIT Group, Inc. and others, that together provided a new working capital credit facility.

The new credit facility is comprised of two primary components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF agreed to finance certain of our qualified product purchases under an arrangement that provides for us to assign accounts receivable (resulting from the sale of such products to our customers) and for NETF to assume the liability for payment to product vendors; and  (2) an Asset Purchase Agreement (the “APA”), under which NETF purchased $7,500,000 of our qualified accounts receivables (services and products).

The proceeds we received under the APA were used to repay in full the $4,800,000 balance on our credit line with Textron, for acquisition debt, and general corporate purposes. In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of our additional qualified accounts receivable in the future on the same terms.

We believe that the NETF APLA facility will enable us to more effectively manage our liquidity. The facility is structured to provide us with the flexibility of matching the timing of cash outflows for product purchases to cash amounts that we collect from our customers. The financing fee under the facility is calculated on a monthly basis depending on our gross margin on such products, and days sales outstanding, which fee we anticipate will be less than prior fees charged under our prior financing arrangement with Textron. We may also use the APA facility as a general financing arrangement for certain product and services receivables.

In July 2005, we began making principal payments of approximately $146,000 per month on our 9% Subordinated Notes due to certain investors. In December 2005, we have an obligation to begin making principal payments of approximately $277,000 per month to the holder of the Laurus Funds Note. We are currently negotiating a deferral of such payments; however, we cannot provide any assurance that we will be successful in our efforts to obtain such deferrals.

We have recently taken certain steps to conserve our capital resources, including a reduction of our general and administrative expenses by approximately $400,000 per quarter. However, without additional increases in cash flow from operations, such reduction in our overhead would not be sufficient to overcome the projected shortage in working capital that we would experience in the event that we are unable to obtain a deferral of the principal payments set forth above.

In June 2005, Casper Zublin was appointed as our Chief Executive Officer, and Robert Webber was appointed our President, at which time we re-evaluated our business strategy with respect to our BPO segment and our available capital resources through June 30, 2005.

Although we believe that our strategy of streamlining the business around our core competency of providing high-end IT services will enable us to operate at a reduced level of cost, cost cutting measures alone may not enable us to generate cash flow sufficient to sustain the business through June 30, 2006 without raising substantial additional capital.  In addition to negotiating a deferral of principal and interest payments with the holders of our note obligations, we are seeking to raise additional capital. We believe that we can gain access to capital resources; however, we currently have no definitive agreements in place to defer note payments nor have we secured any firm commitments for new financing.  These matters raise substantial doubt about our Company’s ability to continue as a going concern.

The following table summarizes our contractual obligations as of June 30, 2005.

Payments due by period
(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations*	10,588	3,690	6,898	—	—
Acquisition Liability Obligations	4,320	3,676	644	—	—
Operating Lease Obligations	2,324	768	1,052	490	14
Total	$17,232	$8,594	$8,067	$490	$14

*                    We are currently negotiating extensions or deferrals of current liabilities for long-term debt. We have no commitments for any such extensions or deferrals and there is no assurance we will be able to obtain extensions or deferrals.

Recent Accounting Standards

In January 2003, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December  2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities—an Interpretation of ARB 51” (“FIN 46 R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. The application of FIN 46R became a requirement with respect to financial statements of public entities that have interests in VIEs or potential VIEs for periods ending after December 15, 2003. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. This statement is effective for public entities that do not file as small business issuers—as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”. This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement, which is to be applied prospectively are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2004. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”  The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill, and accounting for discontinued operations.

Revenue Recognition.   We apply the revenue recognition principles set forth under SOP 97-2 and SAB 104 with respect to all of our revenue. We adhere strictly to the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable. A summary of our revenue recognition policies, as they relate to our specific revenue streams, is as follows:

Computer Hardware Product Revenues

We require our hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any.

Since our hardware sales are supported by a contract or other document that clearly indicates the terms of the transaction, and our selling price is fixed at the time the sale is consummated, we record revenue on these sales at the time in which we receive a confirmation that the goods were tendered at their destination when shipped “FOB destination,” or upon confirmation that shipment has occurred when shipped “FOB shipping point.”

Software Product Revenues

We make substantially all of our software product sales as a reseller of licenses, which may include a post contract customer support arrangement and access to product and upgrades, and enhancements that are provided exclusively by the manufacturer following delivery and the customer’s acceptance of the software product. We do not presently sell any software that we develop internally. Any responsibility for technical support and access to upgrades and enhancements to these software products are solely the responsibility of the software manufacturer, which arrangement is known to the customer at the time the sale is consummated. With respect to delivery, we require that the customer has received transfer of the software or, at a minimum, an authorization code (“key”) to permit access to the product. If a software license is delivered to the customer, but the license term has not begun, we do not record the revenue prior to inception of the license term.

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

For product sales, we apply the factors discussed in EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of our transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts billed to our customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, we have determined that we were acting as an agent, and therefore recognize revenues on a net basis. For the year ended June 30, 2005, revenues recognized on a net basis totaled approximately $1,455,000, or 3% of total product revenues during the period.

IT Services Revenue

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

BPO  Services Revenue

For our business process outsourcing (“BPO”) services, which primarily include our child support service contracts in the states of Kansas and Nebraska, we provide services under a fixed price (flat monthly fee) contract, and recognize revenue as the services are provided and billed. In the state of North Carolina, we have one contract subject to revenue-sharing related to child support services. Under that contract a fee from amounts collected is shared with the county on a percentage basis, and revenue is recognized monthly in arrears as a percentage of the total amount of collections received.

Collectibility of Receivables.   A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.

Goodwill.   SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  We have recorded goodwill in connection with the Company’s acquisitions, most recently the acquisitions of Redrock in September 2004 and ITI in October 2004, and recorded goodwill in the amount of $4,664,000 and $6,568,000, respectively. In these instances, goodwill was determined by comparing the purchase price and related transaction costs with the fair value of the net tangible assets and liabilities acquired.

Factors That May Affect Future Results

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

We will need additional capital in the future, or we will need to scale back operations.

We will need capital in the future, and if it is not available on terms acceptable to us, or at all, we would have to scale back operations and/or personnel costs. We have recently taken certain steps to conserve our capital resources, including a reduction of our general and administrative expenses by approximately $1,600,000 annually. However, without additional increases in cash flow from operations, such reduction in our overhead would not be sufficient to overcome the projected shortage in working capital that we would experience in the event that we are unable to obtain a deferral of the principal payments under our existing indebtedness. Under such circumstances, we would need to raise additional capital, which financing transactions could include issuing additional equity and/or debt securities where appropriate. We anticipate using the proceeds of future financing transactions (if any) to retire debt, acquire businesses, and fund our working capital needs. In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants. We currently have no commitments for new financing in place nor can we provide any assurance that we will be successful in our efforts to raise additional capital in the future. If we are unable to raise additional capital, we will need to scale back our operations and personnel and/or divest assets to continue operations. Any such reductions or divestitures would materially impact our operations. We estimate that with deferral of principal payments, postponement of debt obligations, and/or scaled back operations, together with existing cash, and cash from operations, we will have sufficient capital to meet our cash requirements at least through June 30, 2006. However, there can be no assurance that we will be successful in deferring or retiring existing debt, reducing expenses as planned, selling assets, or raising additional capital and these matters raise substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and may not be able to achieve long-term profitability.

Since our inception in May 1989, we have incurred substantial operating losses. During the year ended June 30, 2005, we generated a net loss of $22,591,000, which included a goodwill write-down of $12,897,000. At June 30, 2005, we had an accumulated deficit of $97,646,000 million. Although our revenues increased 53% to $76,559,000 from the year ended June 30, 2004 to the year ended June 30, 2005, we have recently reduced our general and administrative expenses, and our services margins have been increasing, there can be no assurance that these improvements will continue or that our revenues will exceed our operating expenses and cost of revenues in the future.

We may not be able to attract and retain professional staff necessary for existing and future projects.

Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly practice directors and other senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified practice directors and senior technical and professional staff are in great demand and competition for such persons is likely to increase. If we are unable to attract, retain and train skilled employees, it could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

We may not be able to compete successfully in the information technology and consulting services markets.

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

We may not be able to identify, acquire or integrate new businesses, which could adversely impact our business.

A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including the diversion of management’s attention, failure to retain key personnel, increased general and administrative expenses, client dissatisfaction or performance problems with an acquired firm, assumption of unknown liabilities, and other unanticipated events or circumstances. Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation and deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact out results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Common Stock to decline. Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of vendors to supply the IT products that we sell and the loss of, or a material change in, our business relationship with a major supplier could adversely affect our business, financial condition and results of operation.

Product sales are dependant on our ability to maintain reseller status with several major technology manufacturers including Hewlett Packard, Citrix, McAfee, Cisco, Microsoft and Novell. We are also highly dependant on distributors such as Ingram Micro, GE Access, and Tech Data for manufactured products. Although, we are currently an authorized reseller of various products, the loss of authorization could have an adverse material effect on our product sales and results of operations. Our vendor agreements are generally terminable on 30 to 90 days notice, or immediately upon the occurrence of certain events, and are subject to periodic renewal. We rely upon the manufacturers and distributors supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to fulfill orders on a timely basis, which, in turn could harm our business, financial position and operating results. Our ability to obtain particular products in the required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our third-party suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our third-party suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our third-party suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to our customers. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results may be materially adversely affected.

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

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

We have a dependence on contracts with government agencies, which, if terminated or reduced, would have a material adverse effect on our company.

A large percentage of our revenues are derived from sales to government agencies. Such government agencies may be subject to budget cuts or budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services and related products would have a material adverse effect on our business, financial condition and results of operations.

Our revenue and operating results may fluctuate in the future.

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

We may face litigation in the ordinary course of business, which could result in substantial expenses.

We are from time to time involved in litigation in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expenses and could divert the efforts of our management.

War and terrorist activities could adversely affect our business.

The continued threat of terrorism within the U.S. and acts of war may cause significant disruption to commerce throughout the world. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Dilution in ownership of our shares from the exercise or conversion of options, warrants, and convertible securities.

There are a significant number of outstanding options, warrants, and convertible securities to acquire shares of our Common Stock and we may grant additional rights in the future. If any of the outstanding options, warrants, or convertible securities are exercised or converted, the percentage ownership in the Common Stock by existing shareholders will be reduced. So long as these options, warrants, and convertible securities are exercisable, the holders will have the opportunity to profit from a rise in the price of our Common Stock. The existence of such options, warrants, and convertible securities may adversely affect the terms on which we can obtain additional financing. The holders of such options, warrants, and convertible securities can be expected to exercise them at a time when our Common Stock is trading at a price higher than the exercise price of these outstanding options, warrants, and convertible securities.

A volatile public market for our Common Stock may impair liquidity and/or return on investment.

Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. The price for our Common Stock and the volume of shares traded fluctuate. Consequently, persons who invest in our Common Stock may not be able to use their shares as collateral for loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, holders may not be able to resell their shares, or may not be able to sell their shares at or above the price they paid for them. Moreover, our Common Stock is currently traded on the National Association of Securities Dealer’s “Electronic Bulletin Board,” and is subject to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our Common Stock. Additionally, an investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, our Common Stock.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2005, we have not used derivative instruments or engaged in hedging activities.

The Textron credit facility, which required interest to be paid at 2% over the prime rate, exposed the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Laurus Funds convertible secured term note exposes the Company to similar risks, and requires interest to be paid at the greater of 4% or 1% over the prime rate. The table below provides information on the Textron credit facility, and the Laurus Funds Note as of June 30, 2005.

	Principal Balance	Interest Rate*
Textron credit facility	$4,697,000	8.25%
Laurus Secured Convertible Note	$6,649,999	7.25%

*                    The prime rate increased from 4.25% on July 1, 2004 to 6.25% on June 30, 2005. On September 20, 2005, the prime rate was increased to 6.75%. The Textron credit facility was paid in full on August 8, 2005, and the interest rate on the Laurus Funds Note was 7.75% as of September 26, 2005.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DYNTEK, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Page Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND 2004	29
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003	30
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003	31
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003	32 - 33
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	34 - 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of DynTek, Inc. and Subsidiaries as of June 30, 2005, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company had recurring losses and a significant working capital deficiency as of June 30, 2005.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum & Kliegman LLP
New York, New York
September 27, 2005

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash	$963	$2,810
Cash—Restricted	334	479
Accounts receivable, net of allowance for doubtful accounts of $618 and $240	17,894	12,045
Inventory	1,666	1,399
Prepaid expenses and other current assets	75	54
Other receivables	125	88
TOTAL CURRENT ASSETS	21,057	16,875
RESTRICTED CASH—over one year	231	91
INVESTMENTS—Marketable Securities	—	78
INVESTMENTS—Preferred Stock	—	1,104
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,233 and $3,035	959	519
GOODWILL	18,579	19,869
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $972 and $809	—	163
ACQUIRED CUSTOMER LISTS, net of accumulated amortization of $9,609 and $7,136	4,637	5,542
PURCHASED SOFTWARE, net of accumulated amortization of $690 and $671	—	19
DEFERRED FINANCING COSTS, net of accumulated amortization of $476 and $77	1,002	655
NOTES RECEIVABLE, long term	—	548
DEPOSITS AND OTHER ASSETS	871	186
	$47,336	$45,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$1,274	$280
Accounts payable	8,937	5,617
Line of credit	4,697	2,454
Acquisition indebtedness	3,676	—
Accrued expenses	2,564	1,468
Deferred revenue	996	559
Notes payable—accrued interest	184	79
Notes payable—current portion	3,621	1,812
Current liabilities of discontinued operations	329	4,181
TOTAL CURRENT LIABILITIES	26,278	16,450
DEFERRED REVENUE—long term	588	91
ACQUISITION DEBT—long term	644	—
LONG TERM NOTES PAYABLE	6,371	3,505
TOTAL LIABILITIES	33,881	20,046
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 583,124 and 683,317 shares issued and outstanding as of June 30, 2005 and June 30, 2004, respectively (Liquidation preference $1,315,761)	1	1
Class A Common stock, $.0001 par value, 150,000,000 shares authorized; 75,426,764 and 58,430,597 shares issued and outstanding as of June 30, 2005 and June 30, 2004, respectively	5	5
Additional paid-in capital	109,551	100,822
Common stock to be issued in connection with acquisition (4,280,000 shares)	1,544	—
Accumulated other comprehensive loss	—	(170)
Accumulated deficit	(97,646)	(75,055)
TOTAL STOCKHOLDERS’ EQUITY	13,455	25,603
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,336	$45,649

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Years Ended June 30,
	2005	2004	2003
REVENUES
Product Revenues	$45,490	$22,782	$21,882
Service Revenues	31,069	27,165	30,765
TOTAL REVENUES	76,559	49,947	52,647
COST OF REVENUES
Cost of Products	38,499	19,031	18,540
Cost of Services	24,167	21,980	24,548
TOTAL COST OF REVENUES	62,666	41,011	43,088
GROSS PROFIT	13,893	8,936	9,559
OPERATING EXPENSES:
Selling	11,693	7,125	7,443
General and administrative	7,045	5,050	3,759
Depreciation and amortization	3,171	2,985	2,729
Impairment of goodwill	12,897	11,600	600
TOTAL OPERATING EXPENSES	34,806	26,760	14,531
LOSS FROM OPERATIONS	(20,913)	(17,824)	(4,972)
OTHER INCOME (EXPENSE)
Loss on marketable securities	(250)	(207)	—
Equity interest in loss of investee	—	(64)	(72)
Interest expense	(2,138)	(942)	(1,175)
Interest income	30	102	69
Other income (expense), net	(1,141)	—	1,947
TOTAL OTHER INCOME (EXPENSE)	(3,499)	(1,111)	769
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(24,412)	(18,935)	(4,203)
INCOME TAX	25	—	—
LOSS FROM CONTINUING OPERATIONS	(24,437)	(18,935)	(4,203)
DISCONTINUED OPERATIONS
Gain (loss) on disposal of discontinued operations	—	392	(6,309)
Gain (loss) on discontinued operations	1,846	(456)	(3,257)
TOTAL GAIN (LOSS) FROM DISCONTINUED OPERATIONS	1,846	(64)	(9,566)
NET LOSS	$(22,591)	$(18,999)	$(13,769)
NET LOSS PER SHARE:
Continuing operations	$(0.38)	$(0.40)	$(0.12)
Discontinued operations	0.03	—	(0.26)
NET LOSS PER SHARE—basic and diluted	$(0.35)	$(0.40)	$(0.38)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION—BASIC AND DILUTED	64,662,774	47,301,707	36,639,261
NET LOSS	$(22,591)	$(18,999)	$(13,769)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on available-for-sale securities	—	74	(113)
COMPREHENSIVE LOSS	$(22,591)	$(18,925)	$(13,882)

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

Preferred Stock		Class A Common Stock		Acquisition	Class B Common Stock		Additional Paid-In	Unrealized Gain (Loss) on	Accumulated	Total Stockholders’
Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Securities	Deficit	Equity

Balance—June 30, 2002	1,616	$1	23,534	$2	$—	18,337	$2	$86,193	$(131)	$(42,287)	$43,780
Conversion of short-term notes to private offering			776	1				—			1
Shares issued in connection with private offering			726					12			12
Shares issued for services rendered			25					50			50
Convert preferred stock to common	(126)		314					—			—
Buyback of Class B shares						(8,000)	(1)	(4,999)			(5,000)
Convert Class B shares to Class A			10,337	1		(10,337)	(1)	—			0
Shares issued in connection with private offering			2,889					1,111			1,111
Options issued for services			—					16			16
Stock option exercise			10					10			10
Retirement of shares			(300)					(435)			(435)
Reverse Retirement of shares			72					(7)			(7)
Stock Fees								(33)			(33)
Changes in unrealized gain (loss) on securities available for sale									(113)		(113)
Net loss										(13,769)	(13,769)
Balance—June 30, 2003	1,490	$1	38,383	$4	$—	—	$—	$81,918	$(244)	$(56,056)	$25,623
Conversion of Series A Preferred Stock to Common Stock	(807)		2,018					—
Shares issued in connection with private offering			15,811	1				11,000			11,001
Warrant exercise			1,383					1,041			1,041
Options exercise			4					4			4
Shares issued in connection with the acquisition of Woda & Associates			263					200			200
Shares issued in connection with the acquisition of Entellus			108					90			90
Cancellation of Note Payable								5,625			5,625
Shares issued in connection with convertible debt repayment			250					225			225
Convertible debt warrant discount								499			499
Shares issued in connection with convertible debt to placement agent			161					170			170
Shares issued for services			50					50			50
Changes in unrealized gain (loss) on securities available for sales									74		74
Net loss										(18,999)	(18,999)
Balance—June 30, 2004	683	$1	58,431	$5	$—	—	$—	$100,822	$(170)	$(75,055)	$25,603
Conversion of Series A Preferred to Common Stock	(100)		250
Shares issued upon conversion of 9% notes principal			783					509			509
Warrants issued for services								190			190
Shares issued in connection with Laurus Funds debt financing			62					40			40
Debt discount on 9% convertible notes								569			569
Warrants issued to placement agent								44			44
Shares issued in connection with private offering			14,808					7,700			7,700
Common Stock offering costs								(823)			(823)
Common Stock held in escrow under AMR asset purchase			300					—			—
Shares issued in connection with the acquisition of Redrock			793					500			500
Common Stock issuable to sellers of Redrock
Changes in unrealized gain (loss) on securities available for sale									170		170
Shares to be issued in connection with acquisition (4,280,000 shares)					$1,544						1,544
Net loss										(22,591)	(22,591)
Balance—June 30, 2005	583	1	75,427	5	1,544	—	—	109,551	—	(97,646)	13,455

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss—Continuing operations	$(24,437)	$(18,935)	(4,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	378	(223)	(146)
Depreciation and amortization	3,171	2,665	2,729
Non-cash interest	899	120	—
Amortization of deferred financing costs	—	79	—
Amortization of capitalized software costs	—	215	215
Write-down of capitalized software costs	—	105	—
Equity interest in loss of investee	—	64	72
Loss on marketable securities	248	207	—
Options and shares issued for services	190	—	16
Impairment charges
Goodwill	12,897	11,600	600
Capitalized software	—	105	—
Loss on preferred stock investment	1,104	—	—
Loss on note due from equity investee	448	—	—
Settlement of note due from former officer	100	—	—
Settlement of royalties, net	—	—	(425)
State audit assessment	—	—	(1,861)
Amortization of debt discount on short-term notes	—	41	—
Gain on sale of equipment	(14)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,225)	(2,998)	788
Refund receivable	—	—	245
Inventory	(215)	(1,048)	657
Accrued interest on notes payable	106	79	625
Accrued interest income on note	—	—	—
Prepaid expenses and other current assets	30	97	(23)
Other notes receivable	—	—	—
Deposits and other assets	(561)	89	95
Accounts payable	1,039	(5,532)	472
Deferred revenue	786	(648)	(1,307)
Accrued expenses	229	(810)	(2,152)
Restricted cash	5	685	744
Total adjustments	17,616	4,667	326
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(6,821)	(14,268)	(2,859)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(2,006)	(2,163)	1,655
NET CASH USED IN OPERATING ACTIVITIES	(8,827)	(16,431)	(1,204)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of discontinued operations	—	392	6,450
Other notes receivable	(22)	(12)	195
Cash received from Redrock acquisition	405	—	—
Cash received from ITI acquisition	106	—	—
Cash paid for acquisitions	(6,618)	—	—
Cash proceeds from sale of securities	—	71	—
Cash disbursements for the purchase of securities	—	—	—
Cash proceeds from sale of equipment	50	—	—
Capital expenditures	(370)	(195)	(109)
Collection on note receivable	—	—	188
NET CASH PROVIDED BY INVESTING ACTIVITIES	(6,449)	256	6,724
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	994	(243)	(1,018)
Proceeds from debt financing, net of expenses	5,439	6,000	—
Deferred financing costs	(662)	(564)
Net proceeds (repayments) under line of credit	968	1,746	(5,639)
Exercise of options and warrants	—	1,045	10
Issuance of Common Stock, net of expenses	6,886	11,001	1,101
Principal payments	(196)	11,001	1,101
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,429	18,985	(5,546)
NET INCREASE (DECREASE) IN CASH	(1,847)	2,810	(26)
CASH AT BEGINNING OF YEAR	2,810	—	26
CASH AT END OF YEAR	$963	$2,810	$—

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004	2003
	(in thousands, except share data)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,164	$681	$1,175
Cash paid for income taxes	$—	$33	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes into common stock	$509	$225	$—
Note receivable converted to preferred stock	$—	$1,104	$—
Issuance of common stock and warrants to agents in convertible debt transactions	$84	$170	$—
Common stock issued/to be issued to sellers of acquired businesses	$2,044	$290	$—
Buyback of common stock in conjunction with note payable	$—	$—	$5,000
Issuance of common stock for services rendered	$—	$50	$50
Reclassification of LaborSoft accounts receivable to notes receivable, net of reserve	$—	$436	$—
Debt discount issued in connection with convertible debt	$569	$499	$—
Cancellation of note payable and accrued interest by investors	$—	$5,625	$—
Acquisitions of businesses:
Current tangible assets	$3,631
Non current tangible assets	508
Current liabilities assumed	(4,566)
Intangible assets acquired	1,802
Goodwill recognized	11,607
Less
Accrued purchase consideration	(4,320)
Stock based purchase consideration	(2,044)
Cash paid for acquisitions of businesses	$6,618

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Organization Summary—DynTek, Inc. (“DynTek” or the “Company”) was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. In January 1998 the Company changed its name to Tadeo Holdings, Inc. In November 1999 the Company changed its name to TekInsight, Inc., and in December 2001 the Company changed its name to DynTek, Inc.

2. LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $22,591,000 for the year ended June 30, 2005, which includes $18,801,000 of non-cash and/or non-recurring charges resulting from the recognition of $12,897,000 of goodwill impairment charges, $3,171,000 of depreciation and amortization, $201,000 in non-cash compensation from the and the issuance of options and warrants; a write-off of certain notes and investments deemed to be non-recoverable of approximately $1,682,000 (Notes 8 and 10); and approximately $850,000 in non-recurring severance and other accrued expenses.  At June 30, 2005, the Company had a working capital deficiency of approximately $5,221,000.  Losses from operations for the year ended June 30, 2005 amounted to $20,913,000. The Company used approximately $5,832,000 of cash in its continuing operations and $2,006,000 in discontinued operations during the year ended June 30, 2005.

In October 2004, the Company raised gross proceeds of $4,439,000, approximately $3,834,000 net of expenses, upon its issuance of 9% Senior Subordinated Convertible Notes (the “Convertible Notes”) with common stock purchase warrants (see Note 13). A portion of the proceeds from this transaction were used to acquire Redrock Communications Solutions, Inc. (“Redrock”) and Integrated Technologies, Inc. (“ITI”). The remaining funds were used for general corporate purposes and to fund the working capital needs of the business.

As described in Note 4, the Company paid $3,000,000 to the sellers of Redrock as partial consideration for the acquisition of such business upon closing this transaction in October 2004.  The Company accrued an additional $1,500,000 of contingent consideration that was deemed to have been earned during the year ended June 30, 2005, of which the Company paid $850,000 in July 2005 (Note 25). The Company is withholding the remaining $650,000 of purchase consideration pending the resolution of a litigation matter brought against the former Redrock shareholders/sellers as described in Note 4.

As described in Note 4, the Company paid $2,500,000 to the sellers of ITI as partial consideration for the acquisition of such business upon closing this transaction in October 2004. The Company accrued an additional $2,845,748 of contingent consideration that was deemed to have been earned during the year ended June 30, 2005, of which $270,993 was paid in August 2005.  The Company is deferring approximately $2,575,755 of this payment due to three former shareholders of ITI, including the Company’s current chief executive officer, Casper Zublin, Jr., until July 31, 2006 (Note 25).

On November 15, 2004, the Company received $1,000,000 of proceeds, approximately $942,000 net of expenses, upon its issuance of an Amended and Restated Secured Convertible Term Note (the “Laurus Note”) to the Laurus Master Fund, Ltd. (“Laurus Funds”), which provided for a temporary deferral of principal payments to December 1, 2005 (see Note 13).

On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors in which it sold 14,807,692 shares of Common Stock and purchase warrants for gross proceeds of $7,700,000, approximately $6,891,000 net of expenses (see Note 17 FF).

In February 2005, the Company consolidated the operations of Redrock and ITI into one integrated region (the “Southwest Region”), in an effort to streamline the Company’s cost structure as these businesses operate in close geographic proximity to one another.

In June 2005, Casper Zublin was appointed as the Company’s Chief Executive Officer and Robert Webber was appointed President, at which time the Company re-evaluated its business strategy with respect to its Business Process Outsourcing (“BPO”) segment and its available capital resources through June 30, 2005.  The Company is obligated to begin making monthly making monthly principal and interest payments of approximately $145,844 on its Convertible Notes beginning July 2005 and $277,000 per month on the Laurus Note beginning December 2005.

Although the Company believes that new management’s strategy of streamlining the business around its core competency of providing high-end IT services will enable it to operate at a reduced level of cost, cost cutting measures alone will not enable the Company to generate cash flow sufficient to sustain the business through June 30, 2006 without raising substantial additional capital.  The Company is currently negotiating a deferral of principal and interest payments with the holders of its note obligations and is considering raising additional capital. Management believes that the Company has access to capital resources, however; there are currently no definitive agreements to defer note payments nor has the Company secured any commitments for new financing.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

A.          Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

B.              Revenue Recognition—The Company applies the revenue recognition principles set forth under SOP 972 and SAB 104 with respect to all of our revenue. We adhere strictly to the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable.

Computer Hardware Product Revenues

The Company requires its hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Since the Company’s hardware sales are supported by a contract or other document that clearly indicates the terms of the transaction, and the selling price is fixed at the time the sale is consummated, the Company records revenue on these sales at the time in which it receives a confirmation that the goods were tendered at their destination when shipped “FOB destination,” or upon confirmation that shipment has occurred when shipped “FOB shipping point.”

Software Product Revenues

The Company makes substantially all of its software product sales as a reseller of licenses, which may include a post contract customer support arrangement and access to product and upgrades, and enhancements that are provided exclusively by the manufacturer following delivery and the customer’s acceptance of the software product. The Company does not presently sell any software that it develops internally. Any responsibility for technical support and access to upgrades and enhancements to these software products are solely the responsibility of the software manufacturer, which arrangement is known to the customer at the time the sale is consummated. With respect to delivery, the Company requires that the customer has received transfer of the software or, at a minimum, an authorization code (“key”) to permit access to the product. If a software license is delivered to the customer, but the license term has not begun, the Company does not record the revenue prior to inception of the license term.

The Company requires its software product sales to be supported by a written contract or other evidence of a sale transaction, which generally consists of a customer purchase order or on-line authorization. These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The selling prices of these products are fixed at the time the sale is consummated.

For product sales, the Company applies the factors discussed in Emerging Issues Task Force Issue “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, the Company recognizes revenues based on the gross amounts billed to customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis. For the year ended June 30, 2005, revenues recognized on a net basis totaled approximately $1,455,000, or 3% of total product revenues during the period.

IT Services Revenue

The Company generally bills its customers for professional IT services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order.  For certain engagements, the Company enters fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client. For its seat management services, the Company enters unit-price contracts (e.g., price per user for seat management), and recognizes revenue based on number of units multiplied by the agreed-upon contract unit price per month.

BPO Services Revenue

For business process outsourcing (“BPO”) services, which primarily includes the Company’s child support service contracts in the states of Kansas, and Nebraska, the Company provides services under a fixed price (flat monthly fee) contract, and recognizes revenue as the services are provided and billed. In the state of North Carolina, the Company has one contract subject to revenue-sharing related to child support services. Under that contract a fee from amounts collected is shared by the Company with the county on a percentage basis, and revenue is recognized monthly in arrears as a percentage of the total amount of collections received.

C.              Cash and Cash Equivalents—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

D.             Allowance for Doubtful Accounts—The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Information with respect to the Company’s allowance for doubtful accounts is presented in Note 6.

E.              Property and Equipment—Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

F.               Income (loss) per Common Share—Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The aggregate of potential shares outstanding as of June 30, 2005 was 119,699,990.

Common Stock	75,436,764
Preferred Shares (convertible at 2.5 common shares)	1,457,810
Warrants	23,129,235
Options	3,522,997
Convertible debt	16,153,184
TOTAL	119,699,990

G.            Estimates—The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill, and accounting for discontinued operations.

H.            Stock Based Compensation—The Company accounts for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

During the year ended June 30, 2003, the Company adopted Statement of Financial Accounting Standard No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure.”  This statement amended Statement No. 123, “Accounting for Stock-based Compensation.”  As permitted under Statement No. 123, the Company continues to apply the APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As required under Statement No. 148, the following table present pro- forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards.

	Year Ended June 30,
	2005	2004	2003
	(in thousands except per share data)
Net Loss	$(22,591)	$(18,999)	$(13,769)
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(332)	(151)	(399)
Pro-forma net loss under Fair Value Method	$(22,923)	$(19,150)	$(14,168)
Loss per share
Basic	$(0.35)	$(0.40)	$(0.37)
Diluted	$(0.35)	$(0.40)	$(0.37)
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting:
Pro-forma loss share basic	$(0.35)	(0.41)	(0.38)
Pro-forma loss share diluted	$(0.35)	$(0.41)	$(0.38)

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The weighted average fair value per share of options granted during fiscal years ended June 30, 2005, 2004, and 2003 were $0.64, $0.74, and $0.72, respectively. In calculating the fair values of the stock options, the following assumptions were used:

	Year Ended June 30,
	2005	2004	2003
Dividend yield	—	—	—
Weighted average expected life	8.8 years	4.7 years	4.9 years
Weighted average risk-free interest rate	1.35%	1.27%	2.8%
Expected volatility	35%	136%	86%

L.               Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of notes receivable approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest. The carrying amounts of notes payable approximate fair value because the effective yields of such instruments, which includes the effect of contractual interest rates taken together with discounts resulting from the concurrent issuances the issuances of common stock purchase warrants, are consistent with current market rates of interest.

M.           Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations (Note 4). SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit (Note 11).

N.             Comprehensive Income (Loss)—Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions.

O.            Inventory—Inventory consist primarily of finished goods in transit, which are recorded at the lower of cost or market.

P.               Advertising Costs—Costs related to advertising and promotions of services are charged to sales operating expense as incurred. Advertising expense amounted to $59,000, $32,000, and $93,000 for the years ended June 30, 2005, 2004 and 2003, respectively. These expenses are included in selling expenses in the accompanying statements of operations.

Q.            Shipping and Handling Costs—The Company accounts for shipping and handling costs as a component of “Cost of Product Revenues.”  These costs are primarily the direct freight costs related to the “drop shipment” of products to the Company’s customers. Shipping and handling costs amounted to $134,000 in fiscal 2005, $95,000 in fiscal 2004, and $112,000 in fiscal 2003.

R.             New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities—an Interpretation of ARB 51” (“FIN No. 46 R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. The application of FIN No. 46R became a requirement with respect to  financial  statements  of public  entities  that have  interests  in VIEs or potential  VIEs  for periods ending after December 15, 2003. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. This statement is effective for public entities that do not file as small business issuers—as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) no. 153 “Exchanges of Nonmonetary Assets”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement, which is to be applied prospectively, are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”  The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement does not currently have an effect on the Company’s financial statements because the inclusion of common stock equivalents in earning per share is anti-dilutive.

4. BUSINESS ACQUISITIONS

Redrock Communications Solutions, Inc.

On September 29, 2004, the Company entered into a Stock Purchase Agreement (the “Agreement”) effective August 1, 2004 to acquire all of the outstanding Common Stock of Redrock for purchase consideration consisting of (i) an initial aggregate cash payment of $2,500,000; (ii) a deferred aggregate cash payment of $500,000 which was paid 60 days after the closing date; (iii) an earn-out cash payment up to a maximum amount of $1,500,000, based upon Redrock’s EBITDA for the period of July 1, 2004 through June 30, 2005 (the “Earn-Out Payment”) and (iv) $500,000 of the Company’s common stock, subject to adjustment based on the final determination of Redrock’s working capital, divided by $.63, the average closing price of the Company’s common stock for the 10 trading days preceding the closing date.

Redrock is a provider of voice and data communications services that principally operated in the Southwestern United States. The Company believes that Redrock’s product and service offerings are a complementary fit with the Company’s IT services business and provide it with an opportunity to (a) allow the Company to develop a converged network (VOIP) practice and (b) grow its business through cross-selling to commercial customers in the Southwest Region.

An employee of Redrock is claiming that he owns up to one-third (1/3) of the outstanding shares of Common Stock of Redrock at the time of the Company’s acquisition of Redrock pursuant to a Stock Purchase Agreement dated September 29, 2004, by and among the Company and the two (2) holders of record (the “Sellers”) of the outstanding shares of Redrock (the “Redrock Agreement”). The Redrock employee thereby is claiming that he is entitled to receive one-third (1/3) of the consideration paid by the Company for the acquisition of all then-outstanding shares of Redrock (the “Redrock Dispute”). The Redrock Agreement provides an indemnification for the benefit of the Company by the Sellers of any breach or inaccuracy of any of the representations and warranties made by the Sellers and the Company in the Redrock Agreement, which include representations with respect to Redrock’s capital structure, its securities then-outstanding and the Sellers’ ownership of the shares of Redrock stock. The parties in the dispute are in settlement negotiations, and have discussed the possibility of mediation as a means to resolve the dispute.

As a result of this dispute, the Company intends to withhold a portion of the Earn-Out Payment that is payable to the Sellers to offset any indemnification claims that the Company may have against the Sellers once the dispute is resolved.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	3,000
Common stock (at $.65 per share)	$500
Earn-Out Cash	1,500
Transaction Expenses	36
Total consideration	$5,036
Allocation of Purchase Price:
Fair value of tangible assets:
Cash	405
Accounts receivable	1,048
Inventory	40
Prepaid expenses and other assets	8
Property and equipment	136
Total tangible assets	1,637
Liabilities assumed
Accounts payable	1,266
Accrued expenses	339
Line of credit obligation	415
Total liabilities assumed	2,020
Net liabilities assumed	(383)
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	755
Goodwill	4,664
Fair value of assets acquired	$5,036

Redrock’s results of operations have been consolidated with the Company’s financial statements for the period of August 1, 2004 to June 30, 2005

In February 2005, the Company and the Sellers entered into a Satisfaction and Release Agreement based on performance of the Redrock business through January 31, 2005, and the opportunity for the

Company to consolidate the Redrock operations with other operations of the Company. Based on these considerations and the EBITDA of the Redrock business through such date, the Company agreed to pay the Earn Out Payment of $1,500,000 to the Sellers on July 30, 2005, subject to any withholding and indemnification offset under the Redrock Dispute.

Integration Technologies Inc.

On October 14, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, ITI Acquisition Corp., a California corporation and wholly owned Subsidiary of the Company (“Merger Sub”), Integration Technologies, Inc., a California corporation (“ITI”), the shareholders of ITI (the “ITI Shareholders”) and Casper Zublin, Jr., in his capacity as the shareholder representative (the “Representative”).

ITI is a IT professional services firm located in Southern California. The Company believes that ITI’s services-led strategy with practices in IT security, access infrastructure and application infrastructure augment its existing business and provide a platform to cross-sell higher margin service offerings, and to grow its business with commercial customers in the Southwest Region.

On October 18, 2004, the Merger Sub was merged into ITI with ITI becoming a wholly-owned subsidiary of the Company (the “Merger”). The consideration paid or payable to the Shareholders in connection with the Merger is comprised of: (i) an initial cash payment of $2,500,000; (ii) an earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI’s EBITDA for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; (iii) a earn-out cash payment up to a maximum amount of $1.5 million, based upon ITI’s revenue for the period between July 1, 2004 through June 30, 2005 to be paid on or before July 30, 2005; and (iv) an aggregate number of whole shares of Company common stock  based on the average closing sale price per share (the “Share Price”) of such common stock for the 30 trading days prior to June 28, 2005, determined as follows: (a) 2,140,000 shares if the Share Price is greater than $1.00 but less than $1.50; (b) that number of shares equal to $2,140,000 divided by the Share Price if the Share Price is less than $1.00, provided that the maximum number of shares issuable pursuant to this clause (b) shall be no more than 4,280,000 shares; or (c) that number of shares equal to $3,210,000 divided by the Share Price if the Share Price is greater than $1.50 (the “Stock Consideration”). The Share Price was $.36 and the value of 4,280,000 shares, the maximum number of shares to be issued was $1,544,252. In the event the number of shares issuable as Stock Consideration is so limited, the Company will pay the difference to the Shareholders in cash. The resulting cash adjustment was $595,748.

In February 2005, the Company and the ITI Shareholders entered into a Satisfaction and Release Agreement based on performance of the ITI business through January 31, 2005, the performance of certain former ITI employees who had undertaken additional responsibilities at the Company, and the opportunity for the Company to consolidate the ITI operations with Redrock and other operations of the Company. Based on these considerations and the revenues and EBITDA from the ITI business through such date, the Company agreed to pay the amount of $2,250,000 to the Shareholders on July 30, 2005 in satisfaction of the earn-out cash payments.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	$2,500
Earn-out	2,250
Common Stock (at $.36 per share)	1,544
Cash adjustment for common stock payment	596
Total consideration	$6,890
Allocation of Purchase Price:
Fair value of tangible assets:
Cash	105
Accounts receivable	1,952
Inventory	12
Prepaid expenses and other assets	101
Property and equipment	329
Total tangible assets	2,499
Liabilities assumed:
Accounts payable	1007
Accrued expenses	936
Line of credit obligation	486
Deferred revenue	148
Total liabilities assumed	2,577
Net liabilities assumed	(78)
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	400
Goodwill	6,568
Fair value of assets acquired	$6,890

ITI’s results of operations have been consolidated with the Company’s financial statements for the period of October 1, 2004 to June 30, 2005

The following unaudited pro-forma information reflects the results of continuing operations of the Company as though both acquisitions had been consummated as of July 1, 2003 (in thousands).

(000’s)	Twelve Months ended June 30,
	2005	2004
Revenues	$80,658	$71,816
Net Loss	(22,163)	(18,210)
Net Loss per share	$(.34)	$(.38)

5. RESTRICTED CASH

Restricted cash include cash received in connection with maintenance agreements that is restricted and will become available to the Company as revenue is earned and recognized under the terms of the respective agreements, which are three years. The non-current portion, which amounts to approximately $231,000, is classified as a non-current asset.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS (in thousands of dollars)

	Balance at	Charged to	Charged to		Balance
Accounts Receivable Reserve	beginning	cost and	Other	Deduc-	at end
Activity for the year ended June 30,:	of year	expenses	Accounts	tions	of year
2005	$240	$1,163	$—	$(785)	$618
2004	$463	$—	$200	$(23)	$240
2003	$609	$—	$—	$(146)	$463

7. MARKETABLE SECURITIES

Marketable securities are classified as available for sale securities. Accordingly, the unrealized gain or loss resulting from valuing such securities at their market value is characterized as othe comprehensive income (loss) which is a component of stockholders’ equity. The Company realized a loss on the sale of these securities in the amount of $250,000 during the year ended June 30, 2005.

8. INVESTMENT IN PREFERRED STOCK

At June 30, 2003, the Company held a $1,104,000 collateralized note receivable with interest at 7% from Private Label Cosmetics, Inc., (“PLC”) that due to non performance was converted into 1,000 shares of PLC convertible preferred stock during the year ended June 30, 2004. The preferred shares feature a liquidation preference and provide for the payment of dividends of $10,000 per quarter beginning March 31, 2005. PLC, as a result of continued weaknesses in its financial condition, has been unable to make the contractual dividend payments with respect to these shares. In April 2005, certain potential investors of PLC contacted the Company about a proposed purchase of PLC, however; no sale transaction has materialized to date. At June 30, 2005, the Company evaluated the carrying value of its investment in PLC, which evaluation led management to conclude that the prospects of recovering this investment are remote. Accordingly, the Company fully reserve for the carrying value of this investment as the decline in value is deemed to be other than temporary. The reserve for this investment is included as a component of other expense in the accompanying statement of operations for the year ended June 30, 2005.

9. PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment are as follows (in thousands of dollars):

	June 30,
	2005	2004
Furniture and Fixtures	$1,030	$806
Vehicles	49	49
Computer equipment	3,074	2,660
Machinery and equipment	3	3
Leasehold improvements	36	36
	4,192	3,554
Less: accumulated depreciation	(3,233)	(3,035)
	$959	$519

Depreciation expense for the years ended June 30 2005, 2004, and 2003 amounted to $359,000, $310,000, and $522,000 respectively.

10. NOTES RECEIVABLE

Notes receivable at June 30, 2004 included $448,000 due from LaborSoft Corporation (“LaborSoft”), a 25% equity investee of the Company, which was presented net of a $200,000 reserve, and $100,000 due from Steven J. Ross, the Company’s former Chief Executive Officer.

The balance of the note due from LaborSoft was deemed to be uncollectible during the year ended June 30, 2005. Accordingly, the Company recorded a $448,000 charge to operations during the year-ended June 30, 2005 to reduce the carrying amount of the note to zero. The note due from Mr. Ross was cancelled, effective June 30, 2005, in connection with the termination of his employment. Accordingly, the Company recorded a $100,000 charge to operations with respect to this transaction.

11. GOODWILL

A reconciliation of the Company’s goodwill is as follows:

Beginning Balance	$19,869
Acquisitions	$11,607
Impairment Charges	$12,897
Ending Balance	$18,579

The Company recorded goodwill in connection with its acquisitions of Redrock and ITI (Note 4) in the amounts of $4,664,000 and $6,568,000, respectively, which includes accrued contingent consideration deemed to have been earned upon the attainment of specified earnings targets. The amount of goodwill that the Company recorded in connection with each of these acquisitions was determined by comparing the aggregate amounts of the respective purchase prices plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired as described in Note 4. The Company also recorded $275,000 in connection with its acquisition of Entellus and $100,000 in connection with its acquisition of AMR in July 2004.

At June 30, 2005, the Company performed its annual impairment tests of goodwill for each of its reporting units as required under SFAS 142. As a result of these tests, the Company determined that the  remaining amount of goodwill recorded in connection with its acquisition of DMR in 2002 is non-recoverable. Accordingly, the Company recorded a $6,837,000 impairment charge during the quarter ended June 30, 2005, which together with earlier impairment charges amounts to $12,897,000 for the year ended June 30, 2005.

The Company recorded approximately $6,026,000 of the aforementioned charges during the quarter ended December 31, 2004 after having (1) received a definitive notice from certain of its customers that they would not renew their existing contracts and (2) lost a key employee with significant customer relationships, These events had a material adverse effect on the Company’s ability to compete in this segment and recover its original investment. The Company recorded an additional $6,837,000 during the quarter ended June 30, 2005 in connection with (1) new management’s decision to limit the Company’s activities in the BPO segment to fulfilling service obligations on existing contracts only and (2) reducing expectation of future revenue with respect to a contract with the state of Virginia, as management believes that it is more likely than not that such contract will not be renewed.

The Company engaged an outside valuation specialist to evaluate the DMR goodwill at June 30, 2005. The results of the evaluation indicated that the fair value of the DMR reporting unit, using a discounted cash flow model, was approximately $6,000,000 less than its carrying value. The Company, in determining the impairment charge, considered a variety of factors which include the effects of increasing competition, the non-renewal of several major government services contracts, the closing of certain offices and changes in the Company’s business strategy, which is to curtail its activities in the BPO segment.

For the year-ended June 30, 2004, the Company recorded goodwill impairment charges in an aggregate amount of $11,600,000. The Company’s determination of the charges includes the effect of lower than expected government spending and a reduction of forecasted growth rates in BPO contracts, This impairment charge includes approximately $750,000 associated with the lower BPO business and approximately $7,500,000 specifically associated with lower expected revenues under a significant services contract with the State of Virginia.  The Company’s determination of the impairment charges was made based upon a comprehensive review and comparison of the fair values to the book (carrying) values of each of its reporting units at each of the balance sheet dates.

12. INTANGIBLE ASSETS

At June 30, 2005, 2004, and 2003, the Company had the following intangible assets (in thousands):

	2005	2004	2003
Acquired customer lists	$14,339	$12,678	$12,557
Less: accumulated amortization	9,702	7,136	4,955
Acquired customer lists, net	$4,637	$5,542	$7,602
Goodwill	$18,579	$19,869	$31,214

Amortization of acquired customer lists is computed on a straight-line basis over periods of 3 to 7 years. Amortization expense for each of the years ended June 30, 2005, 2004, and 2003, amounted to $2,711,716, $2,182,000, and $2,035,000, respectively.

Future amortization expense over the estimated remaining lives of acquired customer lists is as follows (in thousands):

Year Ending June 30,
2006	$2,262
2007	2,157
2008	252
Total	$4,671

13. NOTES PAYABLE

9% Subordinated Convertible Note

On October 15, 2004, the Company entered into a 9% Senior Subordinated Convertible Note Purchase Agreement (the “Note Agreement”) with certain investors (the “Purchasers”) in which it issued an aggregate of $4,438,775 in principal amount of the Company’s Senior Subordinated Convertible Notes (the “Convertible Notes”), bearing 9% interest at per annum with a maturity of three years. Interest payments are due quarterly on the first day of each calendar quarter. Principal payments are due in monthly installments of $145,844 beginning July 1, 2005 with any remaining principal due on October 15, 2007. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $.65 per share, subject to certain adjustments.

As part of the issuance of the Convertible Notes, the Company also issued to the Purchasers warrants to purchase 3,414,442 shares of common stock at an exercise price of $.7475 per share (the “Investor Warrants”). The Investor Warrants, which are immediately exercisable, expire on September 30, 2009. In addition, the Company issued to Purchasers who had not previously participated in any financing of the Company warrants to purchase up to 554,540 shares of the Common stock at an initial exercise price of $1.25 per share (the “Additional Warrants”), and reduced the exercise price of certain warrants held by Purchasers who participated in a prior financing of the Company to $0.50 per share. In February 2005, the

Investor Warrants and Additional Warrants were re-priced to $0.52 per share, in accordance with their terms in connection with a financing by the Company (Note 17 FF).

The Company issued the Convertible Notes with an effective beneficial conversion feature amounting to $568,000 at their date of issuance based on an allocation of the offering proceeds to the Convertible Notes, Investor Warrants and Additional Warrants based on their relative fair values. After giving effect to the allocation of such proceeds in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), the Company recorded an aggregate debt discount amounting to $490,392. Amortization of the discounts amounted to $91,902 during the twelve months ended June 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.  Contractual interest expense on the Convertible Notes amounted to $275,746 for the year ended June 30, 2005 and is also included as a component of interest expense in the accompanying statement of operations

The Company accounted for the issuance of the Notes and the aforementioned warrants and calculated the amount of the effective beneficial conversion in accordance with EITF Issue No. 00-27 “Accounting for Convertible Securities with Contingent Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”

The Company incurred $604,357 of expenses in connection with this transaction including $559,603 of fees paid to Duncan Capital LLC (“Duncan”), the placement agent in this transaction, which consist of cash in the amount $360,000 and 692,308 common stock warrants (the “Placement Warrants”) with a fair value of $44,319, and other expenses paid to third parties amounting to $44,754. The Placement Warrants are immediately exercisable at $.7475 per share and expire on September 30, 2009. In connection with a financing by the Company in February 2005, the Placement Warrants were re-priced to $0.52 per share.

In January 2005, holders of $501,000 in principal and $7,631 in interest of Convertible Notes converted their notes into 782,505 shares of the Company’s Common Stock. At June 30, 2005, the net carrying value of these notes amounts to approximately $3,504,000 including unamortized discounts of approximately $345,000.

Laurus Funds Note

On November 15, 2004, the Company issued the Laurus Note to the Laurus Master Fund, Ltd. (“Laurus Funds”). The Laurus Note replaced previous notes outstanding in the aggregate principal amount of $6,000,000 that were convertible into common stock at $1.15 per share. The amended Laurus Note provided for a $1,000,000 increase in the principal balance of the previous notes, less repaid principal, and deferred all principal payments otherwise due until December 1, 2005. The Company incurred approximately $58,000 of expenses in connection with the modification.

In exchange, the Company reduced the conversion price under the Laurus Note to $0.65 per share. The aggregate principal due under the Laurus Note at the date of the amendment amounted to $6,649,999 and is convertible into the Company’s common stock at the option of Laurus Funds. The Laurus Note is subordinated to the Company’s working capital credit facility; however, substantially all other assets of the Company have been pledged as security for this obligation. At June 30, 2005, the remaining principal on the Laurus Note amounted to $6,649,999.

The Laurus Note provides for interest payable at the greater of the prime rate plus 1% per annum or 4% per annum. Principal payments are due in twenty-four monthly installments of $277,083 beginning December 1, 2005. The Company, at its option, may repay the principal and interest in shares of its common stock, if at the time such stock is delivered (i) there exists an effective registration statement covering the distribution of such shares and (ii) the market price for such shares is greater than 115% of $0.65 per share, the contractual conversion price under the Laurus Note.  Any payments of principal that the Company may choose to make under the Laurus Note prior to its maturity are subject to a 2% prepayment premium.

In connection with this transaction, the Company also issued to Laurus Funds a five-year amended and restated warrant to purchase 1,046,150 shares of the Company’s common stock, exercisable at $0.65 per share (the “Amended Warrant”). The Amended Warrant replaced the warrant previously issued to Laurus Funds in connection with the convertible note financing which provided for the purchase of 625,000 shares at an exercise price of $1.25 per share.

In accordance with APB 14, the Company allocated $6,551,000 of the proceeds to the Laurus Notes and $98,982 of the proceeds to the warrants (including the effect of note amendments). Accretion of the aforementioned discount (including the effect of note amendments) amounted to $24,740 for the year months ended June 30, 2005, and is included as a component of interest expense in the accompanying statement of operations. Contractual interest expense on the Laurus Notes amounted to $315,845 for the year ended June 30, 2005 and is also included as a component of interest expense in the accompanying statement of operations

The Company accounted for the modification of the Laurus Note in accordance with the guidelines enumerated in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. Further, EITF 96-19 indicates that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

The Company evaluated its issuance of the Laurus Note to determine whether the increase in principal and extension of the maturity date resulted in the issuance of a substantially different debt instrument. The Company determined that after giving effect to the all cash flows associated and expenses incurred in connection with its issuance of the Laurus Note, that its had issued a substantially different debt instrument that constructively resulted in an extinguishment of the original debt instrument. The Company recorded an extinguishment loss in the amount of $336,000 that is included in interest expense in the accompanying statements of operations for the year ended June 30, 2005.

At June 30, 2005, the net carrying value of these notes amounts to approximately $6,483,000 including unamortized discounts of approximately $100,000.

Principal payments under these obligations in future periods are as follows:

Year Ending June 30,
2006	$3,690
2007	5,075
2008	1,823
Total	$10,588

14. ACQUISITION INDEBTEDNESS

Acquisition indebtedness includes $1,500,000 of accrued contingent consideration payable to the sellers of Redrock, $2,250,000 of accrued contingent consideration payable to the sellers of ITI, and an additional $595,748 payable to the sellers of ITI based on a formula that provides for an additional cash payment based on the difference between the value of actual common shares issuable as purchase consideration and certain minimum values specified under the formula in the purchase agreement (see Note 4).

Subsequent to June 30, 2005, the Company paid $850,000 to the sellers of Redrock and withheld $650,000 pending the settlement or resolution of certain litigation brought against the former shareholders of Redrock in the Redrock Dispute (see Note 4). In addition the Company paid $270,993 to two of the former shareholders of ITI, who are currently employees of the Company and restructured the terms of the remaining balance (see Note 25). Accordingly, a portion of the payments are classified as non-current in accordance with the amended payment terms.

15. CREDIT FACILITY

On June 30, 2003, the Company entered into a twelve (12) month credit facility agreement with annual automatic renewals with an agency of Textron Financial Corporation (“Textron”). Under this facility Textron provided a full notification factoring facility for up to $7,000,000 of working capital collateralized by accounts receivable, inventory, general intangibles and other assets. Eligible accounts receivable expected to be collected within 90 days were purchased with recourse, with a holdback amount of 15%. Interest was charged on the outstanding balance at the prime rate plus 2% (8.25% at June 30, 2005). Additionally, a 0.25% discount fee was charged at the time of purchase. Effective July 1, 2004 the Textron credit facility agreement was amended and extended for an additional period of twenty-four (24) months. As of June 30, 2005, $4,697,000 was outstanding under this credit facility.

At June 30, 2005, approximately $5,526,000 of the Company’s outstanding accounts receivable balances had been submitted to Textron as collateral for borrowings under this arrangement.

As described in Note 25, the Company and New England Technology Finance, LLC (“NETF”), entered into a series of related agreements on August 8, 2005 that together provide the Company with a new working capital credit facility, and the Company terminated the Textron facility.

16. COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

Commonwealth of Virginia

Effective December 15, 2002, the Company entered into a mutual Settlement Agreement (the “Settlement Agreement”) to cancel a contract (the “Transportation Contract”) in which it provided non-emergency transportation brokerage services through third party providers (the “Transportation Vendors”) to the Commonwealth of Virginia (“Virginia”). Pursuant to the terms of the Settlement Agreement, the Company agreed to make certain payments due to the Transportation Vendors under an agreed-upon schedule through June 2003. At the time the Company entered into the Transportation Contract, DynCorp, Inc. (“Dyncorp”) posted a $2,400,000 bond (the “Bond”) to guarantee its financial performance under the contract in favor of Virginia. Dyncorp also indemnified the Company for any potential losses (obligations) in excess of $2,400,000 (the “Bonded Amount”). Certain claims of the Transportation Vendors caused the Bond to be called, initiating a process of disbursing the Bonded Amount to Transportation Vendors with verifiable claims. The bonding company filed an interpleader action (the “Interpleader Matter”) to distribute the Bonded Amount on July 22, 2003. In addition to making claims against the Bond in the Interpleader Matter, many of the Transportation Vendors initiated separate claims for payment against the Company both as part of and separate from the Interpleader Matter. The Company provided DynCorp with a limited release of its indemnity for aggregate claims in excess of the Bonded Amount. Accordingly, the Company assumed the liability for valid claims in excess of the Bonded Amount.

The Company entered into settlement agreements with a number of the Transportation Vendors and, on December 1, 2004, the Court entered an order granting the Company’s Motion to Approve Settlements and to Authorize Disbursement of Interpleader Funds (the “Order”). Pursuant to the Order, the Company transferred the Bonded Amount to the Transportation Vendors in accordance with the terms of various settlement agreements. All claims in the Interpleader Matter against the Bond and/or against the Company have been settled and paid effective June 30, 2005.   At the time of this filing, all actions related to the Transportation Contract, including the Interpleader Matter and previously pending state court lawsuits have been dismissed with prejudice.

Westcon Settlement

On April 7, 2003 Westcon, Inc. filed a breach of contract complaint in the Supreme Court of New York State, County of Westchester. The complaint arose from the Company’s failure to make payments within the terms of the reseller agreement. The Company does not dispute the amount due of $ 413,000 and has negotiated payment terms. The remaining balance due Westcon under this settlement, which is included in accounts payable, amounts to $87,000 at June 30, 2005 and is now due and payable.

Lease Commitment

The Company is obligated under a non-cancelable lease for aggregate base annual rent of approximately $271,000 (California headquarters and Southwest Region) through January 2009. The Company also leases 12 separate direct sales offices and other commercial facilities containing an aggregate of approximately 56,431 square feet under leases with terms ranging from month-to-month to five years. Total rent expense for the fiscal years ended June 30, 2005. 2004, and 2003 was $1,317,000, $1,367,000, and $ 1,358,000 respectively. At June 30, 2005, future minimum rental payments under non-cancelable operating leases are as follows:

Year Ending June 30,	Amount
2006	$768
2007	551
2008	501
2009	376
2010	114
Thereafter	14
$2,324

Separation Agreement with Former Chief Executive Officer

On May 26, 2005, the Company and Steven J. Ross, its Chairman and Chief Executive Officer entered into a Separation Agreement and General Release (“Separation Agreement”). The Separation Agreement provides for the mutual termination of an Employment Agreement, dated July 1, 2004, between the Company and Mr. Ross, pursuant to which Mr. Ross was employed as President and Chief Executive Officer of the Company. The Separation Agreement also provides for salary continuation for Mr. Ross based on his then current annual salary of $440,000 through May 31, 2006, a portion of his bonus under the Employment Agreement not to exceed $110,000, and continuation of insurance benefits through May 31, 2006. The Separation Agreement contains a mutual release, as well as certain non-solicitation and non-competition covenants by Mr. Ross in favor of the Company.

Contract Management Services Agreement

As of March 1, 2004, the Company entered into a series of agreements with Young Williams, P.C. Under the services agreement, Young Williams will manage certain contracts of the Company pursuant to which it provides child support services. The Company agreed to pay Young Williams a fee of 12% of revenues under the contracts, and the Company will remain responsible for the operating expenses related to the contracts managed by Young Williams for the current term and option year extensions of each contract. Since the effective date of the agreement, revenue under these contracts was $1,402,000 for the year ended June 30, 2004, and $6,184,000 for the year ended June 30, 2005. The management fee paid to Young Williams was $123,428 for the year ended June 30, 2004, and $867,000 for the year ended June 30, 2005. In the event of contract renewals past the current terms and option years, Young Williams will have the right to bid the contracts. If Young Williams is awarded a new contract, it will pay the Company 4% of revenues under each such contract during the awarded term through February 2010.

17. STOCKHOLDERS’ EQUITY

A.             Preferred Stock—The Certificate of Incorporation of the Company authorizes the issuance of a maximum of 10,000,000 shares of preferred stock. The Company’s Board of Directors has the authority to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of shares of any such series to the extent permitted by the laws of the State of Delaware and the Articles of Incorporation.

B.              On August 14, 2001, the Company’s Series A preferred stock become convertible into the Company’s Common Stock, at a rate of 2.5 common shares for each preferred share tendered. As of June 30, 2005, 1,606,676 of such shares had been converted into 4,016,688 shares of Common Stock, with a remainder of 583,124 preferred shares not yet converted. On August 14, 2005, these shares of preferred stock were automatically converted into 1,457,810 shares of Common Stock pursuant to the Series A preferred stock certificate of designation.

C.              On November 1, 2001, the Company issued an aggregate of $1,057,000 in principal of shortterm notes payable, bearing interest at 12% per annum. In connection with the these notes, the investors received a warrant to acquire one-third of a share of Class A common stock for each dollar of note principal, bearing exercise prices of $1.50 and $1.70 per share and are exercisable for three years. The notes were partially repaid ($300,000), and the balance converted into 1,042,039 shares of the Company’s Class A common stock, as a part of the June 2002 offering described below.

D.             In June 2002, the Company sold 1,389,293 shares of Common Stock for $1.50 per share and converted shortterm notes payable to 1,091,393 shares of Common Stock for $1.50 per share, for an aggregate placement of 2,442,999 shares of Common Stock to accredited investors, and issued warrants to purchase 1,215,666 shares of Common Stock for $1.50 per share. At June 30, 2002, 941,155 of the share certificates and 487,244 of the warrants had been issued and during July 2002 the remaining 1,501,844 share certificates and 728,422 of the warrants were issued. In connection with these sales, the Company paid to a related party a fee of $262,000.

E.              During September 2002, in connection with the settlement of a legal action, the Company received 300,000 shares of its Class A Common Stock with a value of $435,000, and retired the shares during the fiscal year June 30, 2003.

F.               In July 2002, 24,534 shares of Class A Common Stock with a value of $50,000 were issued to an accredited investor as an extinguishment of an account payable.

G.            During August 2002, the Company repurchased and retired 8,000,000 shares of its Class B Common Stock and converted the remaining 10,336,663 shares of Class B Common Stock into the same number of Class A Common Stock shares.

H.            In June 2003, the Company sold 2,221,932 shares of its Common Stock for $0.50 per share for net proceeds of $ 1,111,000. Warrants for 1,111,000 shares were issued in connection with this offering at a rate of one warrant for each $1 invested exercisable for a period of five years. In connection with the offering, the Company paid a placement agent, the principal of which is a shareholder of the company, a fee in Company Common Stock of 666,579 shares, equal to 30% of the aggregate shares issued in the Offering.

I.                  During the year ended June 30, 2003, 126,000 shares of Preferred Stock were converted into 314,000 shares of ClassA Common Stock. An additional 72,000 previously retired shares were reissued.

J.                 In July 2003, the Company sold 4,198,000 shares of its Common Stock at $0.50 per share, for aggregate proceeds, net of costs, of approximately $1,834,000. In addition to fees paid, the Company granted fiveyear warrants to a placement agent to purchase 419,800 shares of Common Stock at an exercise price of $1.00 per share.

K.             On July 3, 2003, a $5,000,000 note plus $625,000 of interest payable to certain investors was cancelled. The note was originally issued in connection with the Company’s acquisition of its Common Stock. Accordingly, the cancellation of the note was recorded as an increase to paid-in-capital. The investor group also cancelled a warrant to purchase 7,500,000 shares of Company Common Stock that they acquired in the same transaction.

L.               On October 9, 2003, the Company issued 50,000 shares of its Common Stock as payment of an outstanding payable for services rendered in the amount of $50,000.

M.           On October 16, 2003, the Company issued 108,434 shares of its Common Stock valued at $90,000 in connection with the April1, 2003 Asset Purchase Agreement with Entellus Technology Group.

N.             On December 9, 2003, the Company sold 3,333,333 shares of Common Stock at a price equal to $0.66 per share for an aggregate gross purchase price of $2,200,000. The investors also received two warrants to purchase 1,666,667 shares of common stock. The first warrant entitles the investor to purchase up to 20% of the Common Stock purchased at an exercise price equal to $1.00 per share (the “20% Investor Warrants”) and the second warrant entitles the investor to purchase up to 30% of the Common Stock purchased at an exercise price equal to $0.75 per share (the “30% Investor Warrants”). Both the 20% Investor Warrants and the 30% Investor Warrants were exercisable immediately and have a fiveyear term. In addition, the placement agent received, fees (including expense reimbursement) of $189,050 and 500,000 Common Stock purchase warrants equal to 10% of the aggregate shares of Common Stock and Common Stock purchase warrants issued on the closing date (and issuable under 20% Investor Warrants and 30% Investor Warrants) at an exercise price of $0.91 per share. Other fees incurred on this transaction amounted to $3,900. On October 15, 2004, the exercise price of the 20% Investor Warrants was reduced to $.50 in connection with the issuance of warrants at that price to certain investors in the 9% Convertible Notes financing (Note 17 AA).

O.            As a result of a delay in filing a required registration statement with respect to the distribution of Company Common Stock by certain investors, the Company issued warrants to such investors. These warrants give the investors the right to acquire, in the aggregate, up to 2,850,235 shares of common stock at $0.75 per share.

P.               On January 29, 2004, the Company sold an additional 454,545 shares of Common Stock, and warrants to purchase up to 227,273 shares of the Common Stock, for proceeds of $300,000 on the same terms as sold to the investors in the December 2003 private placement described in note P. The placement agent was paid a fee amounting to $24,000 in cash and warrants to purchase up to 68,182 shares of Common Stock.

Q.            On January 30, 2004, the Company issued a $3,500,000 principal secured convertible threeyear term note to an institutional investor, Laurus Funds. In connection with this note, Laurus Funds received warrants to purchase up to 425,000 shares of Common Stock at exercise prices ranging from $1.12 to $1.57 per share. Additionally, the Company paid an investment advisory fee of $280,000 (8% of offering proceeds), payable $210,000 in cash and $70,000 in common stock

(77,778 shares at a value of $0.90 per share), and issued additional warrants to purchase up to 425,000 shares of Common Stock at $.75 per share. The Company subsequently amended this note and a subsequent note (note V) into the Amended Laurus Note (Notes 12 and note DD), aggregating $6,649,999 in principal.

R.             On March 17, 2004, the Company sold 1,780,000 shares of common stock at $0.68 per share, for an aggregate purchase price of $1,210,400. The investors received warrants for 356,000 shares of common stock at $0.90 per share for five years. Placement fees and expenses for the offering were $96,832 and a warrant to purchase 356,000 shares at $.90 per share for five years.

S.                On April 27, 2004, the Company entered into a series of agreements for a private placement of shares of the Company’s common stock, for an aggregate purchase price of $6,347,480 at a price equal to $1.15 per share. Upon closing, the Company issued (i)6,045,239 shares of Common Stock to the Purchasers, (ii) Series A common stock purchase warrants to purchase 1,813,681 shares of Common Stock (or up to 30% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.75 per share (the “Series A Warrants”) and (iii) Series B common stock purchase warrants to purchase 1,209,038 shares of Common Stock (or up to 20% of the Common Stock issued to the Purchasers) at an exercise price equal to $1.50 per share (the “Series B Warrants”). In addition, the placement agent received a fee of $480,849 and was issued 906,782 Common Stock purchase warrants (equal to 10% of the aggregate shares of Common Stock issued) at an exercise price of $1.35 per share. The Series A Warrants and the Placement Agent Warrants are exercisable for a term of five years beginning six months following the closing date and are subject to anti-dilution protection. The Series B Warrants are exercisable until June 10, 2005. An additional fee of $60,000 was paid for professional services rendered in connection with the closing. On May 4, 2004, the Company issued an Accommodation Letter to the investors in the April 27, 2004 Securities Purchase Agreement. The investors were provided the opportunity to participate in an additional offering  by which each will receive from the Company (i) a number of shares (the “Additional Shares”) of Company common stock, which, when added to the number of Shares purchased by the Investor in the Offering, will reduce the price per share paid for the aggregate number of the Shares and the Additional Shares purchased by each Investor respectively to $1.05 per share of Common Stock; (ii) an amendment to the Investor’s Series A Warrants acquired in the Offering, reducing the exercise price from $1.75 per share to $1.50 per share and increasing the number of shares of Common Stock for which it can be exercised by 30% of the number of Additional Shares purchased by each Investor respectively; and (iii) an amendment to the Investor’s Series B Warrants acquired in the Offering, reducing the exercise price from $1.50 per share to $1.25 per share, and increasing the number of shares of Common Stock for which it can be exercised by 20% of the number of Additional Shares purchased by each Investor respectively. The placement agent also received additional warrants based on 10% of the on the Additional Shares and warrants issued under the Accommodation. On October 15, 2004, certain investors who participated in the 9% Convertible Notes financing (see Note 13) had an aggregate of 970,219 Series A Warrants re-priced to $0.50 per share. The remaining 843,462 Series A Warrants had been re-priced to $1.23 per share based on anti-dilution terms of the warrant agreements. The Series B Warrants expired on June 10, 2005.

T.              On May 3, 2004, the Company closed a private placement of $2,500,000 principal secured convertible threeyear term convertible debt financing with Laurus Funds, by amending and restating its original $3,500,000 principal secured convertible term note and creating a $6,000,000 amended and restated note (Note S). As part of the transaction, Laurus Funds received a five-year warrant to purchase 625,000 shares of Common Stock, exercisable at $1.25 per share. The Company also issued warrants to purchase 270,833 shares of Common Stock to the placement agent. In November 2004, the Company cancelled the warrants and amended this note into the amended Laurus Note (Note 13 and note DD), aggregating $6,649,999 in principal.

U.            In June 2004, the Company issued 263,157 shares of the Company’s Common Stock valued at $200,000 in connection with the purchase of Woda & Associates.

V.             During the year ended June 30, 2004, 807,000 shares of the Company’s Preferred Stock was converted into 2,018,000 shares of Common Stock.

W.          On October 7, 2004, the Company issued 300,000 shares of common stock that are being held in escrow for AMR Networks. The shares were issued in connection with the Company’s purchase of certain assets and contracts from AMR Networks. The shares do not have any voting rights nor are they eligible for dividends, if declared, while they are in escrow. The shares may be distributed the sellers over a threeyear period in increments of 100,000 shares per year upon the attainment of $500,000 in gross profit from AMR Networks’ business.

X.             On October 15, 2004, the Company issued 9% Senior Subordinated Convertible Notes (the “9% Notes”) to certain investors. In connection with the issuance of the 9% Notes, the Company issued warrants to purchase 3,414,442 shares of Company Common Stock at $.7475 per share. In addition, the Company issued warrants to purchasers who had not previously participated in any financing of the Company to purchase 554,539 shares at a price of $1.25 per share. These warrants expired June 30, 2005. The exercise price of these warrants was reduced, pursuant to their terms, to $0.52 per share in February 2005. The Company recorded an aggregate of $569,000 of discounts upon its issuance of the 9% Notes, which includes an allocation of a portion of the proceeds to the fair values of the warrants and an effective beneficial conversion feature embedded in the notes.

Y.             The Company also issued warrants to purchase 692,308 shares of Common Stock to the placement agent in the 9% Notes transaction, as described in Note 13, which were recorded at a fair value of $44,246. These warrants have an exercise price of $0.7475 per share.

Z.              On October 15, 2004, the Company issued a five year warrant to purchase 1,150,000 shares of its Common Stock to Centrecourt Asset Management, in connection with a one-year consulting services agreement, at an exercise price of $0.52 per share.

AA.   On November 15, 2004, the Company cancelled a warrant to purchase 625,000 shares at $1.25 per share and issued a warrant to purchase 1,046,150 shares of its common stock at $0.65 per share in connection with its issuance of the Amended and Restated Secured Convertible Term Note to Laurus Master Fund, Ltd. (Note 13). The Company also issued 61,538 shares of its common stock with a fair value of $40,000 as a fee to the transaction advisor in the issuance of the Laurus Notes.

BB.     On January 18, 2005, the Company issued 782,505 shares of Common Stock to three holders of the 9% Notes (Note 13), in connection with their conversion of $508,631 in principal and interest due to such holders.

CC.     On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain investors to purchase an aggregate of 14,807,692 shares of Common Stock at a price of $0.52 per share, and warrants to purchase an aggregate of 3,701,919 shares of Common Stock at an exercise price of $0.66 per share. Gross proceeds from this transaction amounted to $7,700,000. The Company also incurred $823,000 in fees in connection with its issuance of these shares that were recorded as a reduction of additional paid in capital.

DD.   On April 4, 2005, the Company issued 793,650 shares of its common stock with a fair market value of $500,000 based on a price of $0.63, the average closing price of the Company’s Common Stock for the 10 trading days prior to September 29, 2004, to the sellers of Redrock as partial purchase consideration.

EE.     During the year ended June 30, 2005, 100,193 shares of Preferred Stock were converted into 250,483 shares of the Company’s common stock.

18. STOCK OPTION AND EMPLOYEE BENEFIT PLANS

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

The 1992 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of the Company or other individuals whose participation in the 1992 plan is determined to be in the best interest of the Company by the compensation committee. In August 2000, Directors and Shareholders approved an increase in the number of shares authorized for issuance upon exercise of options granted pursuant to the Plan from 500,000 to 2,000,000. No further options may be issued under the plan as it terminated in June 2002. As of June 30, 2005, 423,855 options were granted under the plan, net of forfeitures, at an average price of $1.25 per share.

B.              In November 1997, the Company established the 1997 Stock Option Plan for Non-employee Directors, which authorizes the issuance of options to purchase up to 300,000 shares of Common Stock at an exercise price of 100% of the Common Stock’s market price. Options to purchase 90,000 shares of Common Stock were outstanding at June 30, 2005  at an average price of $1.52 per share.

C.              In connection with a merger, on August 14, 2000, the Company assumed the existing Data Systems Network Corp Stock Option Plan. Options granted under the Plan were either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options. Following the assumption of the Plan, no further options can be granted under the Plan. As of June 30, 2004, 130,383 Series A Preferred options were granted under the plan, net of forfeitures, at an average price of $2.14 per share. Upon conversion, such options may be converted into the Company’s Common Stock at a ratio of 2.5 shares of Common per share of Preferred.

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

The 2001 plan provides for the grant of options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options, or NSOs, to officers, directors or key employees of the Company or other individuals whose participation in the 2001 plan is determined to be in the best interest of the Company by the compensation committee.  As of June 30, 2005, 2,928,250 options had been granted under the plan, net of forfeitures, at an average price of $0.62 per share.

E.              The 2005 Stock Option Plan was adopted by the Board of Directors and approved by the Shareholders on May 20, 2005, and 5,000,000 shares of common stock were reserved for issuance upon the exercise of options granted pursuant to the plan. Options granted under the 2005 plan may be either incentive options within the meaning of Section 422 of the Internal Revenue Service Code of 1986, non-qualified options, or options not intended to be incentive options. As of June 30, 2005, no options had been granted under the 2005 Plan. The Company granted 2,000,000 options under this plan as of August 31, 2005 (Note 25).

F.               The Company maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. During the year ended June 30, 2003 and 2002, contribution expense was $125,000 and $60,000 respectively. No contributions were made to the plan by the Company during the year ended June 30, 2005.

19. ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

The Company recognized expenses during the year ended June 30, 2005 resulting from warrants granted for services, in the amount of $201,000. Fully-vested, five-year warrants to purchase 4,106,750 shares of the Company’s Common Stock at an exercise price of $0.7475 per share were issued in connection with the issuance of the Company’s 9% Notes during the year ended June 30, 2004. An additional 554,539 warrants at an exercise price of $1.25 per share, which were due to expire on June 30, 2005, were also issued with this transaction. The exercise price for all such warrants was later reduced to $0.52 per share. In October 2004, the Company issued a five-year warrant to purchase 1,150,000 shares at an exercise price of $0.52 per share. The Company also issued five-year warrants to purchase 1,046,150 shares of Common Stock at an exercise price of $0.65 per share in connection with the issuance of the Laurus Amended Note. Simultaneously, warrants to purchase 625,000 shares were cancelled (Note 13 and 17). In February 2005, the Company issued warrants to purchase 3,701,919 shares of the Company’s Common Stock at an exercise price of $0.66 per share in connection with a private placement of securities. These warrants expire in August 2010.

During the year ended June 30, 2005, 3,998,407 warrants expired, and no warrants were exercised.

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company’s Common Stock:

	Stock options under Plans				Other Options and Warrants
			Weighted				Weighted
		Weighted	Average				Average
		Average	Remaining				Remaining
		Exercise	Contractual				Contractual
	Shares	Price	Life (years)	Exerciseable	Shares	Price	Life (years)	Exerciseable
Outstanding at June 30, 2002	3,421,996	1.81	5.6	2,221,377	4,277,000	1.96	3.5	4,072,000
Granted	160,000	1.81			9,389,388	3.49
Canceled	(459,723)	1.92			(35,000)	2.06
Exercised	0	—			(10,000)	1.21
Outstanding at June 30, 2003	3,122,273	1.77	4.9	2,766,937	13,621,388	3.02	3.2	13,621,388
Granted	50,000.80				12,119,472.93
Canceled	(705,930)	2.37			(7,790,000)	1.34
Exercised	(4,000)	1.09			(1,382,577)	.75
Outstanding at June 30, 2004	2,462,343	1.57	4.7	2,462,343	16,568,283	1.26	3.5	14,754,722
Granted	2,878,250.64				10,559,359.64
Canceled	(1,787,596)	1.45			(3,998,407)	.85
Exercised	0	—			0	—
Outstanding at June 30, 2005	3,552,997.69		8.8	2,155,086	23,129,235.65		4.0	19,427,316

The following table summarizes additional information about employee stock options outstanding and exercisable at June 30, 2005:

Plan	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
1992 TEKS ISO	$1.25	423,855	0.4 years	$1.25	423,855	$1.25
1994 Data Systems	$0.89-13.90	113,392	2.2 years	$2.39	113,392	$2.39
2001 DynTek	$0.58-$1.00	2,928,250	9.3 years	$0.64	50,000	$1.00
2005 DynTek	—	0	—	—	0	—
Non-employee Director	$0.80-$2.25	87,500	2.0 years	$1.52	87,500	$1.52

20. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Deferred tax assets and liabilities consist of the following:

	June 30,
	2005	2004
	(amounts in thousands)
Deferred tax assets:
Net operating loss carry forwards	$13,200	$10,620
Allowance for doubtful accounts	240	94
Inventory	17	17
Allowance for note due from investee		25
Unrealized loss on investments	—	63
Depreciation	250	273
Accrued vacation	200	152
Capital loss carryforward	696	573
	14,602	11,816
Valuation allowance	(14,602)	(11,816)
Net deferred tax assets	$0	$0

The Company’s recorded income tax benefit, net of the change in the valuation allowance for each of the periods presented is as follows:

	Year ended June 30,
	2005	2004	2003
	In 000’s
Income tax benefit	$2,786	$2,080	$496
Income tax benefit not recognized	$(2,786)	$(2,080)	$(496)
Income tax benefit	$—	$—	$—

A reconciliation of the expected statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year ended June 30,
	2005	2004	2003
Expected stautory rate	(34.0)%	(34.0)%	(34.0)%
State income tax rate, net of Federal benefit	(5.3)%	(5.3)%	(5.3)%
Effect of permanent differences	26.6%	28.3%	35.7%
	(13.6)%	(10.9)%	(2.1)%
Valuation Allowance	13.6%	10.9%	2.1%
	—	—	—

The Company has net operating losses of approximately $33,000,000 that may be available to offset future taxable income which expire at various times through 2025. The net operating losses may be subject to a substantial limitation under the :”Change of Ownership”: under Section 382 of the Internal Revenue Code.

21. CONCENTRATION OF RISK

A                The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation for up to $100,000. The Company’s cash balances exceeded such insured limits at certain times during the fiscal year.

B                 The concentration of credit risk in the Company’s accounts receivable is mitigated by the Company’s credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management’s expectations and the Company does not require collateral to support accounts receivable.

C                 Customers are primarily mid-market commercial customers and agencies of state governments and municipalities with large-volume information and technology needs, or the primary vendors to those governments and agencies. The State of New York and its agencies in the aggregate accounted for 12% of the Company’s revenues during fiscal 2005. No other customer, or combined agencies of any state or municipality, in the aggregate, accounted for more than 10% of the Company’s revenue from continuing operations during fiscal 2005.

D.             Company sales of products manufactured by three manufacturers accounted for approximately 39% of product and 22% of total revenues during fiscal 2005, 39% of product and 18% of total revenues during fiscal 2004, and 51% of product and 21% of total revenues during fiscal 2003. Typically, vendor agreements provide for the Company to be appointed, on a nonexclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days notice or immediately upon the occurrence of certain events, and are subject to periodic renewal.

22. DISCONTINUED OPERATIONS

During 2003, the Company disposed of its non-emergency transportation business. As of June 30, 2005, the total remaining liabilities of discontinued operations was $329,000 (Note 16).

Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc. (the “First Transit Agreement”), pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to the non-emergency transportation brokerage services previously provided by the Company. The assets sold consisted of the Company’s interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by the Company as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The Purchase Price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain an extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004, under certain specified conditions. As part of the First Transit Agreement, the Company agreed not to compete with First Transit in the business that was sold. The Company did not receive payments in the year ended June 30, 2005, but received $392,000 in the year ended June 30, 2004 from First Transit in connection with the first year extension of the Illinois Department of Public Aid contract.

There can be no assurance that the Company will obtain any additional payments as a result of additional extensions, if any, in any future periods.

As a result of the First Transit Agreement and a mutual settlement agreement the Company entered into on December 15, 2002 to cancel a contract to provide non-emergency transportation brokerage services in the Commonwealth of Virginia (see Note 16), the Company has discontinued all non-emergency transportation services with was a component and a separate reporting unit of the Company’s BPO segment. The Discontinued Operations gain for year ended June 30, 2005, which amounts to $1,846,000, including $1,593,000 from the settlement of claims in excess of the Bonded Amount originating from the Company’s contract to provide non-emergency transportation services to the Commonwealth of Virginia.

Major assets disposed (in thousands):

2003
Purchase Price	$6,450
Goodwill	(11,950)
Acquired customer list	(560)
Property, Plant & Equipment , net	(249)
Net Loss on Disposal of Discontinued Operations	$(6,309)

The results of the discontinued operations are (in thousands):

	2005	2004	2003
Twelve months ended June 30,
Sales to external customers	—	—	$22,983
Gain (Loss) from Disposal of Discontinued Operations	253	392	(6,309)
Gain (Loss) from Discontinued Operations, net	1,593	(456)	(3,257)
Total Gain (Loss) from Discontinued Operations	1,846	(64)	(9,566)

As of June 30, 2005, June 30, 2004 and June 30, 2003 total current liabilities of discontinued operations were $329,000, $4,181,000 and $5,888,000 respectively, which are comprised of accounts payable and a note payable. A significant portion of such payables were owed to third party vendors and subject to the interpleader action related to the Virginia litigation, which was resolved during the year ended June 30, 2005 (see Note 16).

23. BUSINESS SEGMENTS

The Company’s operations for the year ended June 30, 2005 include two segments—Information Technology Services and Business Process Outsourcing Services. The Information Technology Services segment provides a range of specialized IT infrastructure services, including, system architectural design, legacy systems integration, network engineering, applications infrastructure, network security solutions, remote access implementation, help desk support and operational support, primarily to mid-market commercial companies and state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among five states: California (including the principal executive office), New York, Michigan, Florida, and Nevada, with employees situated in locations that are convenient to client sites.

The Business Process Outsourcing segment contracts outsourced program operations for state government agencies in several areas including the privatization of child support enforcement services. The Company’s business process outsourcing customers have included various governmental departments in the states of North Carolina, Kansas and Nebraska. Typically these contracts are for multi-year periods of performance, with options to renew for additional periods. Such contracts are generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit-price based on contractual allocations, revenue sharing, or a combination of the above.

The Company’s reportable segments are business units that offer different services and contract types and are managed separately due to the expertise and different managed key factors in each area. Since the Business Process Outsourcing business segment was acquired as a unit, management has retained separate reporting and review criteria for that unit. The following table provides actual selected financial data for business segments (in thousands):

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Services	Total
Year ended June 30, 2005
Sales to external customers	$9,165	$67,394	$76,559
Depreciation and amortization expense	467	2,704	3,171
Net loss from operations	(12,659)	(11,778)	(24,437)
Net interest expense (income)	—	2,108	2,108
Total assets	1,603	45,733	47,336
Capital expenditures	27	343	370
Year ended June 30, 2004
Sales to external customers	$9,522	$40,425	$49,947
Depreciation and amortization expense	462	2,523	2,985
Net loss from operations	(10,585)	(8,350)	(18,935)
Net interest expense (income)	—	840	840
Total assets	14,592	31,057	45,649
Capital expenditures	81	114	195
Year ended June 30, 2003
Sales to external customers	$8,493	$44,154	$52,647
Depreciation and amortization expense	481	2,248	2,729
Net loss from Operations	(69)	(4,134)	(4,203)
Net Interest expense	177	929	1,106
Total assets	28,172	24,955	53,127
Capital Expenditures	30	79	109

24. UNAUDITED QUARTERLY DATA

As part of the year-end evaluation the Company reviewed the Business Process Outsourcing business and existing contracts and due to the decision not to pursue renewal of certain contracts and closures of other businesses related to this segment, that an additional impairment charge of $6,837,000 should be recorded at June 30, 2005. The total goodwill impairment charge for year ended June 30, 2005 was $12,897,000.

Selected Quarterly Financial Data
(Dollars in thousands, except per share data)

	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30
	2003	2003	2004	2004	2004	2004	2005	2005
Revenue	$12,925	$9,801	$12,096	$15,125	$14,783	$20,002	$19,049	$22,725
Gross Profit	$2,284	$1,353	$2,483	$2,816	$2,681	$4,151	$3,216	$3,843
Net loss Continuing Operations	$(1,522)	$(5,450)	$(984)	$(10,979)	$(1,588)	$(7,046)	$(3,614)	$(11,229)
Net loss Discontinued operations	$(175)	$(30)	$(23)	$164	$1,635	$41	$(83)	$253
Basic and diluted income (loss) per share—Continuing Operations	$(.04)	$(.12)	$(.02)	$(.23)	$(.03)	$(.12)	$(.05)	$(.15)
Basic and diluted income (loss) per share—Discontinued Operations	$—	$—	$—	$—	$.03	$—	$—	$—

Significant adjustments made during the quarter ended June 30, 2005 include a goodwill impairment charge amounting to $6,837,000, and the write-off of certain notes and investments deemed to be non-recoverable in the amount of $1,682,000.

25. SUBSEQUENT EVENTS

Forfeiture of Stock Options.

Effective July 1, 2005, Mr. Ross, in connection with his separation from the Company, forfeited stock options for 2,244,600 shares previously granted to him under the terms of his employment.

Settlement of Note Payable Under Discontinued Operation

On July 1, 2005, the Company settled an outstanding note in the amount of approximately $270,000 that was classified in liabilities of discontinued operations in the accompanying balance sheet. The settlement provided for approximately $200,000 of the note to be paid from an escrow account established for the benefit of creditors of the discontinued operations. Additionally, the Company paid the remaining balance of the note, which amounted to approximately $70,000, on July 31, 2005.

Employment Agreements

On July 13, 2005, the Company’s board of directors approved, and the Company entered into, an employment agreement with Casper Zublin Jr., in connection with his appointment as the Company’s Chief Executive Officer. This agreement supersedes his prior employment agreement and has an initial term of one year, which term is automatically renewed for successive, additional one-year periods. Pursuant to the employment agreement, Mr. Zublin is entitled to receive a base salary of $250,000, an annual bonus based on the achievement of certain criteria established by the board of directors, and an option to purchase 1,000,000 shares of the Company’s Common Stock at a purchase price of $0.30 per share.

On July 13, 2005, the Company’s board of directors approved, and the Company entered into, an employment agreement with Robert Webber, in connection with his appointment as the Company’s President and Chief Financial Officer. This agreement supersedes his prior employment agreement and has an initial term of one year, which term is automatically renewed for successive, additional one-year periods. Pursuant to the employment agreement, Mr. Webber is entitled to receive a base salary of $250,000, an annual bonus based on the achievement of certain criteria established by the board of directors, and an option to purchase 1,000,000 shares of the Company’s Common Stock at a purchase price of $0.30 per share.

Working Capital Financing Arrangement

On August 8, 2005, the Company, and New England Technology Finance, LLC (“NETF”), an affiliate of Global Technology Finance, which is a provider of structured financing solutions to technology companies that operates in partnership with Credit Suisse First Boston, CIT Group, Inc. and others, entered into a series of related agreements that together provide a new working capital credit facility for the Company. The new credit facility is comprised of two primary components.

First, pursuant to the terms of an Asset Purchase and Liability Assumption Agreement (the “APLA”), NETF will finance certain of the Company’s qualified product purchases, the Company will assign its accounts receivable resulting from the sale of such products to NETF, and NETF will assume liability for payment to product vendors. As consideration for the product financing provided by NETF, the Company will pay NETF a finance and servicing fee calculated on a monthly basis depending on the Company’s gross profit margin on such products, and days sales outstanding, which fee is expected to be less than the fees charged under the Company’s prior financing arrangement with Textron. In addition to the payment of the finance fee, as consideration for the product financing and vendor services provided by NETF, the Company shall also provide certain billing and collection services in connection with the purchased assets. The Company has an obligation to repurchase accounts sold to NETF at a purchase price equal to the outstanding face amount of such account under certain conditions, which include, among others, if an account remains unpaid for a certain period of time. The APLA also provides for a termination fee payable by the Company if the APLA is terminated prior to the end of its term as a result of the occurrence of certain events, which include, among others, any default by the Company in the performance of its material obligations. The APLA has an initial term of 3 years and is automatically extended for additional 1 year periods unless terminated earlier pursuant to the terms of the agreement.

Second, pursuant to the terms of an Asset Purchase Agreement (the “APA”), NETF purchased $7,500,000 of the Company’s other qualified accounts receivables (including services and products). Proceeds were used to pay off the then-existing $4,800,000 balance of the Company’s $7,000,000 credit line with Textron, for acquisition debt, and general corporate purposes. In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of the Company’s additional qualified accounts receivable in the future on the same terms.

Issuance of Common Stock as Purchase Consideration

On July 30, 2005, the Company issued 4,280,000 shares of its Common Stock to the former shareholders of ITI pursuant to the purchase agreement which provide for the issuance of such shares based on the average closing sale price (the “Share Price”) of such common stock for the 30 days prior to June 28, 2005, determined as follows: (a) 2,140,000 shares if the Share Price is greater than $1.00 but less than $1.50; (b) that number of shares equal to $2,140,000 divided by the Share Price if the Share Price is less than $1.00, provided that the maximum number of shares is no more than 4,280,000; or (c) that number of shares equal to $3,210,000 divided by the Share Price if the Share Price is greater than $1.50. The Share Price was $.36, and the Company issued 4,280,000 shares of Common Stock to the former shareholders of ITI, and incurred a cash liability of $595,748, payable July 30, 2005.

Conversion of Preferred Stock

On August 14, 2005, the remaining 583,124 shares of the Company’s Series A Preferred Stock were automatically converted into 1,457,810 shares of the Company’s Common Stock pursuant to the terms of the Series A preferred stock certificate of designation.

Deferral of Accrued Purchase Consideration

On September 20, 2005, the Company entered into promissory notes with three former shareholders of ITI, including the Company’s current chief executive officer, Casper Zublin, Jr., to defer an aggregate of $2,574,755 in payments due in connection with the acquisition of ITI (see Note 4). Principal payments are due quarterly beginning in September 2005, with the balance due on July 31, 2006 (the “Maturity Date”). The Notes bear interest at a rate of 8.9%, which interest is payable in shares of the Company’s Common Stock at a price equal to the average per share closing price for the 20 trading days ending on the second trading day prior to the Maturity Date.

ITEM 9.                CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

As of the end of the year ended June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

During the most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors as of September 30, 2005 are as follows:

Name	Age	Principal Occupation, Business Experience and Directorships
Casper Zublin, Jr.	43

Mr. Zublin was appointed Chief Financial Officer in June 2005. He joined DynTek in October 2004 as Chief Operating Officer. Previously, he served as President and CEO of Integration Technologies, Inc., which was acquired by DynTek in October 2004. From 1998 to 2000, he was President and CEO of AnySite Technologies, a business intelligence software development company, which was acquired first by Thompson Associates in April 2000, and later acquired by MapInfo Corporation in 2002. From April 2000 to March 2002, he served as President of AnySite and Executive Vice President of Thompson Associates, Inc. Mr. Zublin previously served as President of Staffing, Inc., a national staffing services firm. In senior leadership roles for several high-growth technology companies, Mr. Zublin has been a four-time winner of the Inc. 500 award, which recognizes America’s fastest-growing private companies. He is the Chairman of Talk About Curing Autism. He earned a B.A. from Principia College, and an M.B.A. from the University of Chicago.

Robert I. Webber	46

Mr. Webber was appointed President in June 2005. He joined DynTek as Chief Financial Officer in July 2004, and was appointed to the board of directors in September 2004. Mr. Webber has held several senior management positions in technology and service companies. Prior to joining DynTek, he was General Manager of Spectrus, Inc., a real estate services and technology company, which grew from several million to more than $250 million in revenues during his tenure. From 2000 to 2003, he was CEO of MindArrow Systems, Inc., a public company that was merged into Avalon Digital Marketing Systems, Inc. in late 2002. Avalon filed for protection under Chapter 11 of the Federal Bankruptcy Code in September 2003, and emerged from bankruptcy protection in December 2004. Mr. Webber currently serves on the board of the reorganized Avalon. From 1997 to 2000, he was President and CEO of privately-held Silicon Film Technologies, Inc., and COO of Intelogis, Inc., a Novell spin-off that developed power-line networking technology. Previously, he worked several years for McKinsey & Company, Inc., and practiced corporate and securities law with Skadden, Arps, Slate, Meagher & Flom in Los Angeles. Mr. Webber earned a B.A. from B.Y.U., a J.D. degree from Columbia Law School, and an M.B.A. from Harvard Business School.

J. Michael Gullard	60

Mr. Gullard was appointed to DynTek’s board of directors in June 2005. He has been a principal and General Partner of Cornerstone Management, a venture capital and consulting firm that provides strategic consulting to technology firms since 1984. He currently serves as a director of JDA Software, Inc. and Celeritek, Inc., both publicly-held companies, and as the Chairman of Mainsoft, Inc., a privately-held company. From 1992 to 2004, he served as Chairman of NetSolve, Inc., a publicly-traded corporation that provides IT infrastructure management services on an outsourced basis. From 1996 to 2004, Mr. Gullard served as Chairman of Merant PLC, a publicly-held corporation that specializes in change management software tools. Previously, Mr. Gullard held a variety of senior financial and operating positions at Intel Corporation. He holds a B.A. degree in Economics from Stanford University, and an M.B.A. from Stanford’s Graduate School of Business.

Marshall Toplansky	54

Mr. Toplansky has served as a DynTek director since October 2002. Mr. Toplansky founded the consulting firm Core Strategies in 1996, and continues to serve as Chairman and CEO. The firm specializes in evaluating marketing strategies and identifying growth opportunities for technology-based companies such as Lenovo (formerly IBM personal computing division). From 2000 to 2002, he also served as Vice President, Marketing Insight and Strategy at Gateway, Inc. From 1994 to 1996, he served as Senior Vice President of Sales and Marketing for enterprise software publisher Open Environment. Mr. Toplansky was Vice President of Marketing for modem manufacturer U.S. Robotics from 1989 to 1994. Mr. Toplansky’s other positions have involved advertising and data base direct marketing management, primarily with Ogilvy & Mather. Mr. Toplansky has served as a member of the board of directors of CompTIA, the country’s largest technology trade association, and as president of the Harvard Business School Association of Orange County. Mr. Toplansky holds a B.A. in Political Science and Chinese from S.U.N.Y. at Albany, and an M.B.A. from Harvard Business School.

Brian D. Bookmeier	47

Mr. Bookmeier has served as a director since 1995, and was President and CEO of DynTek from 1995 to 2000. Prior to its merger with DynTek, he served as Executive Vice President and a Director at Patient Care Services, a home medical supply company that specialized in diabetes management. Mr. Bookmeier serves as the Director of Operations and member of the board of ModeEleven, Inc., a privately held software development company that specializes in desktop communication platforms. Since 1997, Bookmeier has also served on the Board of Directors of Azurel, Ltd. a public company that filed for protection under Chapter 11 of the Federal Bankruptcy Code in 2001, and has since converted its Bankruptcy filing to Chapter 7. From 1997 to 2001, Mr. Bookmeier was Vice President of Seven Sons, Inc., d/b/a Las Vegas Golf and Tennis of Novi, Michigan.

Wade Stevenson	42

Mr. Stevenson was appointed Regional Vice President of DynTek’s MidWest region and corporate VP of Business Development in November 2004. He has served as Vice President of Finance and an officer of DynTek since February 2001, and served as Director of Finance for Data Systems Network Corporation, which merged with DynTek in 2000, since 1998. From 1989 to 1998, Mr. Stevenson served as Regional Vice President of Finance and held several financial management positions for Waste Management, Inc., a Fortune 500. Mr. Stevenson is a Certified Public Accountant in the state of Michigan. He earned a B.S. degree in accounting from the University of North Carolina.

In compliance with Section 406 of the Sarbanes-Oxley Act of 2002 and Nasdaq corporate governance listing standards, the Company has adopted a code of conduct that is applicable to all of the Company’s employees and directors. Interested parties may request a copy of this conduct of conduct, free of charge, by delivering a written request addressed to Chief Financial Officer, DynTek, Inc., 19700 Fairchild Road, Suite 230, Irvine, California 92612. The Company will disclose any amendments to the code of conduct and any waivers from the code of conduct for directors and officers by posting such information on its website at www.dyntek.com

The members of the Audit Committee of the Board of Directors are J. Michael Gullard, who serves as Chairman, Marshall Toplansky, and Brian D. Bookmeier, all of whom meet the definition of “independence” set forth in the NASDAQ corporate governance listing standards. The Board of Directors has also determined that Mr. Gullard is an “audit committee financial expert,” as defined by the rules of the SEC, with the relevant experience to qualify and serve as the “audit committee financial expert.”  The members of the Compensation Committee are Mr. Toplansky, who serves as Chairman, and Mr. Gullard.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of the copies of reports furnished to the Company, or written representations from directors, officers and persons holding ten percent (10%) or more of a registered class of the Company’s equity securities, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to any such reporting person were made with respect to the Company’s year ended June 30, 2005, except for a Form 3 filed by Mr. Zublin on March 4, 2005, a Form 4 filed by Mr. Zublin on March 4, 2005, a Form 3 filed by Mr. Webber on November 22, 2004, and a Form 4 filed by Mr. Webber on November 22, 2004.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the three years ended June 30, 2005 to our chief executive officer, our president, our former chief executive officer, and our other executive  officers whose annual salary and bonus, exceeded $100,000 for all services rendered to us during each such annual period.

		Annual Compensation		Long Term Compensation
Name and Position	Fiscal Year	Salary	Bonus	Other Annual Compensation		Number of securities underlying Options	All Other Compensation
Steven J. Ross(1)	2005	$440,000	$135,000	$25,000	(1)	1,320,000	$10,000
President, Chief Executive	2004	$430,000	$125,000	$100,000		10,000	$12,669
Officer and Chairman of	2003	$400,000	$100,000	$25,000		—	—
the Board
Casper Zublin, Jr.(2)	2005	$212,500	$15,000	—		80,000	—
Chief Executive Officer
Robert I. Webber(3)	2005	$288,654	$45,000	—		660,000	$3,000
President, Chief Financial
Officer, and Director
Wade Stevenson	2005	$160,000	$15,000	—		150,000	$3,607
Vice President	2004	$155,000	$10,000	—		—	$6,065
	2003	$140,000	$10,000	—		—	—
							—

(1)          Mr. Ross resigned as President, Chief Executive Officer and Chairman, as of June 30, 2005, and agreed to resign from the board of directors on September 30, 2005. His options were cancelled in June 2005. Mr. Ross received $75,000 in consideration for the early termination of the December 10, 2001 Employment Agreement in fiscal 2004. Additionally, Mr. Ross received $25,000 for his service on the Board of Directors in each of fiscal 2003, 2004, and 2005.

(2)          Mr. Zublin joined the Company in October 2004. In July 2005, he received a grant of 1,000,000 options in connection with his appointment to CEO. At that time his annual base salary was reduced to $250,000.

(3)          Mr. Webber joined the Company at the end of July 2004. In July 2005, he received a grant of 1,000,000 options in  connection with his appointment to President. At that time his annual base salary was reduced to $250,000.

Option Grants

The following table sets forth certain information, as of June 30, 2005, concerning individual grants of stock options made during the year ended June 30, 2005 to each of the persons named in the Summary Compensation Table above. Options to purchase 4,198,250 shares of Common Stock, net of forfeitures, were granted to employees, including the named executive officers, during the year ended June 30, 2005.

OPTION GRANTS IN YEAR ENDED JUNE 30, 2005

	Number of Securities Underlying Options	Percent of Total Options Granted in	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Granted	Fiscal Year	($/Sh)	Date	5%	10%
Steven J. Ross(1)	1,320,000	31%	$.58	11/9/2014	$164,992	$355,560
Casper Zublin, Jr.	80,000	<1%	$.65	10/15/2014	$11,206	$24,133
Robert I. Webber	660,000	16%	$.58	11/9/2014	$82,496	$177,657
Wade Stevenson	150,000	4%	$.58	11/9/2014	$18,749	$40,377

(1)          In connection with his resignation as President and Chief Financial Officer in May2005, Mr. Ross relinquished all options previously granted.

(2)          In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of DynTek Common Stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10% respectively. If the stock price does not increase above the exercise price at the time of exercise, the realized value from these options will be zero.

The following table sets forth information concerning exercises of stock options by each of the executive officers named in the Summary Compensation Table during the year ended June 30, 2005 and the fiscal year-end value of options held by such named individuals.

AGGREGATED OPTION EXERCISED IN FISCAL YEAR ENDED
JUNE 30, 2005 AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At Fiscal Year-end ($) Exercisable/Unexercisable(1)
Steven J. Ross(2)	—	0	1,614,000/660,000	$0/$0
Casper Zublin, Jr.	—	0	0/80,000	$0/$0
Robert Webber	—	0	0/660,000	$0/$0
Wade Stevenson	—	0	15,000/150,000	$0/$0

(1)          Market value of underlying securities at fiscal year end minus the exercise price of “in-the-money” options. The closing sale price for our Common Stock on June 30, 2005 as reported on the NASD Over-The-Counter Bulletin Board was $0.29 per share.

(2)          In connection with his resignation as President and Chief Executive Officer in May 2005, Mr. Ross relinquished all options previously granted.

Employment Agreements

On May 26, 2005, the Company and Steven J. Ross, its Chairman and Chief Executive Officer entered into a Separation Agreement and General Release. The Agreement provides for the mutual termination of an Employment Agreement, dated July 1, 2004, between the Company and Mr. Ross, salary continuation for Mr. Ross based on his then current annual salary of $440,000 through May 31, 2006, and a portion of his bonus under the Employment Agreement not to exceed $110,000, and continuation of insurance benefits through May 31, 2006. Pursuant to the Employment Agreement, Mr. Ross was employed as President and Chief Executive Officer of the Company. The Separation Agreement provides for a mutual release, as well as certain non-solicitation and non-competition covenants by Mr. Ross in favor of the Company.

On July 13, 2005, the Company’s board of directors approved, and the Company entered into an employment agreement with Casper Zublin Jr., in connection with Mr. Zublin’s appointment as the Company’s Chief Executive Officer. This agreement supersedes his prior employment agreement and has an initial term of one year, which term is automatically renewed for successive, additional one-year periods. Pursuant to the employment agreement, Mr. Zublin is entitled to receive a base salary of $250,000, an annual bonus based on the achievement of certain criteria established by the board of directors, and was granted an option to purchase 1,000,000 shares of the Company’s Common Stock at a purchase price of $0.30 per share. In the event that Mr. Zublin’s employment is terminated without cause, he will be entitled to receive his base salary and medical and insurance benefits for 12 months, and all options granted to him would vest and become immediately exercisable. If Mr. Zublin’s employment is terminated by the Company within three months before or after a change in control, or if he resigns as the result of a material reduction in his duties or constructive termination following a change in control, in addition to the amounts otherwise payable, Mr. Zublin will be entitled to receive his base salary, plus annual bonus, and medical and other insurance benefits for a period of twenty-four (24) months and all options granted to Mr. Zublin shall vest and become immediately exercisable.

On July 13, 2005, the Company’s board of directors approved, and the Company entered into an employment agreement with Robert Webber, in connection with Mr. Webber’s appointment as the Company’s President and Chief Financial Officer. This agreement supersedes his prior employment agreement and has an initial term of one year, which term is automatically renewed for successive, additional one-year periods. Pursuant to the employment agreement, Mr. Webber is entitled to receive a base salary of $250,000, an annual bonus based on the achievement of certain criteria established by the board of directors, and was granted an option to purchase 1,000,000 shares of the Company’s Common Stock at a purchase price of $0.30 per share. If Mr. Webber’s employment is terminated by the Company within three months before or after a change in control, or if he resigns as the result of a material reduction in his duties or constructive termination following a change in control, in addition to the amounts otherwise payable, Mr. Webber will be entitled to receive his base salary, plus annual bonus, and medical and other insurance benefits for a period of twenty-four (24) months and all options granted to Mr. Webber shall vest and become immediately

Compensation of Directors

On June 27, 2005, the Company’s board of directors revised the amount of compensation that the Company will pay to its directors, effective July 1, 2005. The Board eliminated all compensation for employee directors. Under the revised compensation structure, non-employee directors will receive an annual retainer of $5,000, representing a decrease of $20,000 per director. Previously, all directors were entitled to receive an annual retainer of $25,000. In addition, each non-employee director will receive $1,500 for each meeting attended in person, up to five meetings, and $500 for each meeting attended telephonically. Previously, members of the Board did not receive separate meeting fees. The Chairman of the Audit Committee will receive an additional $5,000, a decrease of $45,000 from prior compensation, and the Chairman of the Compensation Committee will receive an additional $2,500, a decrease of $22,500. Other members of the Audit Committee and Compensation Committee will receive a $2,000 annual cash retainer for committee service. Each non-employee director will also receive an option grant to purchase 100,000 shares of the Company’s common stock, which will vest on the first anniversary of the grant date. Previously, the Company granted annual options to purchase 10,000 shares of the Company’s common stock. The Board of Directors believes that these modifications represent an annual savings to the Company of approximately $150,000 in cash fees, assuming three non-employee directors. The board also believes that the new director compensation structure is commensurate with other public companies of similar size and better aligns director and shareholder interests.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended June 30, 2005, no member of the Compensation Committee or executive officer of the Company served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our board of directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of outstanding shares of Common Stock as of September 20, 2005 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock, referred to as the 5% owners. There were 81,164,590 shares of Common Stock outstanding at September 27, 2005.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage Outstanding of Common Stock Owned
Laurus Master Fund, Ltd.(3)	11,701,918	12.6%
PO Box 1234 Queensgate House South Church Street Grand Cayman, Cayman Islands
Lloyd I. Miller III(4)	8,214,522	10.1%
4650 Gordon Drive Naples, FL 33940
Centrecourt Asset Management(5)	7,642,276	9.1%
350 Madison Avenue New York, NY 1001
Steven J. Ross(6)	7,939	*
Casper Zublin, Jr.(7)	2,774,187	3.4%
Robert Webber(8)	1,710,000	2.1%
Wade Stevenson(9)	212,250	*
Marshall Toplansky(10)	230,000	*
Brian D. Bookmeier(11)	130,000	*
J. Michael Gullard(12)	100,000	*
ALL OFFICERS AND DIRECTORS as a group (7 persons)(6)(7)(8)(9)(10)(11)(12)	5,164,376	6.4%

                 * Less than 1%

       (1) Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o DynTek, Inc., 19700 Fairchild Road, Suite 230, Irvine, California 92612.

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

       (3) Consists of 10,230,768 shares issuable upon the conversion of the $6.65 million Convertible Term Note and 1,471,150 shares issuable upon the exercise of Common Stock purchase warrants at exercise prices between $.65 and $1.57. Laurus Master Fund, Ltd. has contractually agreed to beneficial ownership limitations that restrict the conversion or exercise of securities held by Laurus to less than 5% at any point in time.

       (4) Includes 4,752,707 shares of Common Stock held by Lloyd I. Miller, III Trust A-4, 2,500,277 shares of Common Stock held by Milfam II. L.P., and 480,769 shares issuable upon the exercise of warrants at an exercise price of $.66 per share.

       (5) Includes 2,804,564 shares of Common Stock; 1,718,750 shares issuable upon the conversion of 9% Convertible Notes, and 2,995,559 shares issuable upon the exercise of warrants at exercise prices between $.52 and $1.23.

       (6) Includes 7,939 shares of Common Stock. Mr. Ross resigned as President and Chief Executive Officer in June 2005, and agreed to resign from the board of directors on September 30, 2005.

       (7) Includes 1,694,187 shares acquired at $0.36 per share in connection with the sale of ITI to the Company, options to purchase 80,000 shares of Common Stock granted under the 2001 Employee Stock Option Plan at $.65 per share, and options to purchase 1,000,000 shares of Common Stock granted under the 2005 Stock Option Plan at $0.30 per share.

       (8) Includes 50,000 shares acquired at $0.58 per share, options to purchase 660,000 shares of Common Stock granted under the 2001 Employee Stock Option Plan at $0.58 per share, and options to purchase 1,000,000 shares of Common Stock granted under the 2005 Stock Option Plan at $0.30 per share.

       (9) Includes options to purchase 212,250 shares of Common Stock with strike prices between $0.58 and $2.04 per share under the 1992 and 2001 Employee Stock Option Plans.

(10) Includes 100,000 options to purchase shares of Common Stock at $3.00 per share issued to Mr. Toplansky for services rendered, 20,000 options to purchase shares of Common Stock granted at $0.80 and $1.00 per share under the 1997 Non-Employee Directors’ Stock Option Plan, and 100,000 options to purchase shares of Common Stock granted at $0.25 per share under the 2005 Stock Option Plan.

(11) Includes 30,000 options to purchase shares of Common Stock granted between $0.80 and $2.25 per share under the 1997 Non Employee Directors’ Stock Option Plan, and 100,000 options to purchase shares of Common Stock granted at $0.25 per share under the 2005 Stock Option Plan.

(12) Includes 100,000 options to purchase shares of Common Stock granted at $0.25 per share under the 2005 Stock Option Plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2004, the Company acquired ITI (the “ITI Merger”). The consideration payable to the shareholders of ITI included a cash payment due July 30, 2005. As of September 19, 2005, the Company had not paid certain shareholders of ITI their respective portions of this payment owed pursuant to the ITI Merger Agreement (the “Acquisition Payments”). One of these shareholders is Casper Zublin, Jr., the Company’s current Chief Executive Officer. As of such date, the balance outstanding of the Acquisition Payments was $2,574,736. To satisfy the Acquisition Payments, the Company issued to such ITI shareholders secured promissory notes (each a “Note,” and together, the “Notes”), each bearing simple interest at a rate of 8.9% per annum in the aggregate principal amount of the Acquisition Payments. The principal amount of the Notes shall be paid in aggregate installments of $643,684 on September 23, 2005, $643,684 on January 15, 2006, $643,684 on April 15, 2006 and $643,684 on July 31, 2006 (the “Maturity Date”).

All interest payments under the Notes will be paid in cash, except for the interest payments due and payable under the Note issued to the C.W. Zublin, Jr. Trust (the “Zublin Trust”), the trustee of which is Casper Zublin , Jr., the Company’s Chief Executive Officer (the “Zublin Note”). Under the Zublin Note, interest shall be paid by issuing to the holder that number of whole shares of the common stock of the Company (the “Company Common Stock”) equal to the accrued and unpaid interest divided by the lower of (i) the average of the per share closing prices of the Company’s Common Stock as reported on the OTC Bulletin Board, or other exchange or similar market on which the Company’s Common Stock is regularly traded, if not traded on the OTC Bulletin Board, for the 20 trading days ending on the second trading day prior to the Maturity Date, or (ii) the price per share of Company Common Stock paid by investors at the closing of the next “Qualified Financing” (as such term is defined in the Zublin Note) to occur after September 20, 2005. The closing bid price for the Company’s common stock on September 23, 2005 was $.24. Using this per share price, it is estimated that the Company would issue approximately 390,719 shares of Common Stock pursuant to the Zublin Note.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid Marcum & Kliegman LLP audit fees in the aggregate of $260,000, $212,320 and $200,000 for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003, respectively, and for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees

In addition to fees disclosed under “Audit Fees” above, the aggregate fees for professional services rendered by Marcum & Kliegman LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $57,000, $72,880 and $23,000 for the fiscal years ended June 30, 2005, June 30, 2003 and June 30, 2004, respectively. Such services included accounting research and audits in connection with merger and acquisition activity, and additional assurance and related services for our subsidiaries.

Tax Fees

The aggregate fees for professional services rendered by Marcum & Kliegman LLP for tax compliance, tax planning and tax advice were $35,000, $33,500 and $30,000 for the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003, respectively.

All Other Fees

Marcum & Kliegman LLP did not provide DynTek with any other services during the fiscal years ended June 30, 2005, June 30, 2004, and June 30, 2003, respectively.

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

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(c)   EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 27, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc.(19)
2.2	Stock Option Agreement, dated as of April 25, 2001, between DynTek, Inc. and DynCorp.(3)
2.3	Agreement and Plan of Reorganization, dated as of April 25, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc.(3)
2.4	First Amendment to Agreement and Plan of Reorganization, dated as of April 25, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc.(20)
2.5	Second Amendment to Agreement and Plan of Reorganization, dated as of April 25, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc.(22)
2.6	Third Amendment to Agreement and Plan of Reorganization, dated as of April 25, 2001, among DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc.(33)
2.7	Fourth Amendment to Agreement and Plan of Reorganization, dated as of December 27, 2001, DynCorp Management Resources, Inc., Newport Acquisition Corp., DynCorp and DynTek, Inc.(19)
3.1	Amended and Restated Charter of DynTek, Inc.(1)(2)(19)(26)
3.2	Amended and Restated By-Laws of DynTek, Inc.(19)
4.1	Specimen Common Stock Certificate of DynTek, Inc.(4)
4.2

Certificate of Designations, Preferences and Relative, participating, Optional or other Special Rights of Series A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof.(2)

4.3	Specimen of Redeemable Common Stock Purchase Warrant.(6)
4.4	Form of Warrant Agent Agreement between the Company and American Stock Transfer and Trust Company.(5)
4.5	Amended Warrant Agreement, dated November 30, 1999, between the Company and American Stock Transfer and Trust Company.(1)
4.6	Second Amended Warrant Agreement, dated as of November 30, 2000, between DynTek, Inc. and American Stock Transfer & Trust Company.(8)
4.7	Third Amended Warrant Agreement, dated as of April 10, 2001, between DynTek, Inc. and American Stock Transfer & Trust Company.(9)
4.8	Form of Underwriter’s Warrant Agreement.(7)

10.1	1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement.(5)
10.2	Form of Amendment to 1992 Employee Incentive Stock Option Plan.(10)
10.3	1997 Stock Option Plan for Non-Employee Directors.(11)
10.4	2001 Employee Incentive Stock Option Plan.(12)
10.5	2005 Stock Incentive Plan.(30)
10.6	Form of Stock Option Agreement pursuant to the 2001 Employee Incentive Stock Option Plan.(29)
10.7	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan.(32)
10.8	Employment Agreement, dated as of August 14, 2000, between DynTek, Inc. and James Linesch.(13)
10.9	Letter, dated August 15, 2001, from DynTek, Inc. to James Linesch amending the Employment Agreement, dated as of August 14, 2000, between DynTek, Inc. and James Linesch.(14)
10.10	Letter Agreement, dated as of November 3, 2000, by and between LaborSoft Corporation and DynTek, Inc.(15)
10.11	Employment Agreement, dated as of December 10, 2001, between DynTek, Inc. and Steven J. Ross.(19)
10.12	Asset Purchase Agreement, effective March 1, 2003, among DynTek Services, Inc. and First Transit, Inc.(16)
10.13	Factoring Agreement, dated as of July 1, 2003, between Systran Financial Services Corporation, DynTek, Inc. and DynTek Services, Inc.(17)
10.14	Limited Release and Agreement to Indemnify, dated as of July 3, 2003, executed by DynCorp in favor of DynTek, Inc.(14)
10.15	Amendment to Employment Agreement, dated October 8, 2003, between James Linesch and DynTek, Inc.(18)
10.16	Form of Securities Purchase Agreement between DynTek, Inc. and the purchasers listed therein, dated as of December 5, 2003.(21)
10.17	Form of Registration Rights Agreement between DynTek, Inc. and the purchasers listed therein, dated as of December 5, 2003.(21)
10.18	Form of 20% Investor Warrant.(21)
10.19	Form of 30% Investor Warrant.(21)
10.20	Form of Placement Agent Warrant Agreement between DynTek, Inc. and Rockwood Inc.(21)
10.21

Form of Securities Purchase Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor with respect to the purchase of DynTek’s $3,500,000 Secured Convertible Term Note of even date.(23)

10.22	Form of $3,500,000 Secured Convertible Term Note, dated January 30, 2004, made by DynTek, Inc. in favor of an institutional investor.(23)

10.23	Form of Common Stock Purchase Warrant, dated January 30, 2004, made by DynTek, Inc. in favor of an institutional investor for 425,000 shares of common stock.(23)
10.24	Form of Registration Rights Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor.(23)
10.25	Form of Security Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor.(23)
10.26	Form of Security Agreement, dated January 30, 2004, by and between DynTek Services, Inc. and an institutional investor.(23)
10.27	Form of Guaranty, dated January 30, 2004, made by DynTek Services, Inc. in favor of an institutional investor.(23)
10.28

Placement Agent’s Agreement, dated as of February 27, 2004, by and between DynTek, Inc. and Network 1 Financial Securities, Inc. with respect to the offering of up to 150 Units of securities consisting of shares of common stock and warrants (the “Network 1 Offering”).(24)

10.29	Form of Subscription Agreement with investors in the Network 1 Offering.(24)
10.30	Form of Registration Rights Agreement with investors in the Network 1 Offering.(24)
10.31	Form of Warrant issuable to investors in the Network 1 Offering.(24)
10.32	Form of Placement Warrant issuable to Network 1 Financial Securities, Inc. in connection with the Network 1 Offering.(24)
10.33	Form of Securities Purchase Agreement, dated April 27, 2004, between DynTek, Inc. and purchasers listed therein.(25)
10.34	Form of Registration Rights Agreement, dated April 27, 2004, between DynTek, Inc. and the purchasers listed herein.(25)
10.35	Form of Series A Warrant(25)
10.36	Form of Series B Warrant(25)
10.37	Form of Placement Agent Warrant issued to Duncan Capital LLC.(25)
10.38	Form of Amended and Restated Convertible Term Note, dated May 3, 2004, made by DynTek, Inc. in favor of Laurus Master Funds, Ltd. (“Laurus Funds”)(25)
10.39	Form of Common Stock Purchase Warrant, dated May 3, 2004.(25)
10.40	Form of Amended Registration Rights Agreement, dated May 3, 2004, by and between DynTek, Inc. and Laurus Funds.(25)
10.41	Form of First Amendment to Factoring Agreement, dated as of July 29, 2004, by and among Systran Financial Services Corporation, DynTek, Inc. and DynTek Services, Inc.(27)
10.42	Form of 9% Senior Subordinated Convertible Note Purchase Agreement, dated as of October 15, 2004, by and among the purchasers listed therein and DynTek, Inc.(28)
10.43	Form of 9% Senior Subordinated Convertible Note.(28).
10.44	Form of Registration Rights Agreement, dated as of October 15, 2004, by and among the purchasers listed therein and DynTek, Inc.(28)

10.45	Form of Warrant.(28)
10.46	Form of Additional Warrant.(28)
10.47	Form of Placement Agent Warrant.(28)
10.48	Form of Employment Agreement, dated as of October 15, 2004, by and between Robert Webber and DynTek, Inc.(28)
10.49	Form of Employment Agreement, dated as of August 1, 2004, by and between Casper Zublin, Jr., and DynTek, Inc.(28)
10.50	Form of Employment Agreement, dated as of July 1, 2004, by and between Steven Ross, and DynTek, Inc.(28)
10.51	Form of Amended and Restated Convertible Term Note, dated November 15, 2004, made by DynTek, Inc. in favor of Laurus Master Funds, Ltd. (“Laurus Funds”).(29)
10.52	Form of Common Stock Purchase Warrant, dated November 15, 2004.(29)
10.53	Form of Amended Registration Rights Agreement, effective as of January 1, 2004, by and between DynTek, Inc. and Laurus Funds.(29)
10.54	Letter Agreement, dated as of September 1, 2004, by and between DC Asset Management LLC and DynTek, Inc.(29)
10.55	Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among the investors identified therein and DynTek, Inc.(31)
10.56	Form of Registration Rights Agreement, dated as of February 10, 2005, by and among the investors identified therein and DynTek, Inc.(31)
10.57	Form of Warrant.(31)
10.58	Separation and General Release Agreement, dated as of May 26, 2005, by and between Steven Ross and DynTek, Inc.(32)
21	Subsidiaries of DynTek, Inc.(*)
23	Consent of Marcum & Kliegman LLP(*)
31.1	Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to 17 CFR 240, 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*                    Filed herewith.

1.                 Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on December 6, 1999.

2.                 Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Amendment No. 1 to Registration Statement on Form S-4/A, filed on July 13, 2000 (File No. 333-36044).

3.                 Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 2, 2001.

4.                 Incorporated by reference, filed as an exhibit to Amendment No.2 to DynTek, Inc.’s Registration Statement on Form S-1 filed on November 10, 1992 (File No. 333-50426).

5.                 Incorporated by reference, filed as an exhibit to Amendment No.1 to DynTek, Inc.’s Registration Statement on Form S-1 filed on October 13, 1992 (File No. 333-50426).

6.                 Incorporated by reference, filed as an exhibit to Amendment No.4 to DynTek, Inc.’s Registration Statement on Form S-1 filed on December 4, 1992 (File No. 333-50426).

7.                 Incorporated by reference, filed as an exhibit to Amendment No.5 to DynTek, Inc.’s Registration Statement on Form S-1 filed on December 8, 1992 (File No. 333-50426).

8.                 Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on January 11, 2001.

9.                 Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on April 17, 2001.

10.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Registration Statement on Form S-4, filed on May 1, 2000 (File No. 333-36044).

11.          Incorporated by reference, filed as Exhibit C to DynTek, Inc.’s definitive Proxy Statement for Annual Meeting of Stockholders, filed on January 6, 1998.

12.          Incorporated by reference, filed as Annex D to DynTek, Inc.’s definitive Proxy Statement for Special Meeting of Stockholders, filed November 6, 2001.

13.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Annual Report on Form 10-K/A, filed on October 27, 2000.

14.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Annual Report on Form 10-K, filed October 7, 2003.

15.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report of Form 10-Q, filed on February 16, 2001.

16.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed March 25, 2003.

17.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 9, 2003.

18.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2003.

19.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed January 7, 2002.

20.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Annual Report on Form 10-K, filed September 26, 2001.

21.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003.

22.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed November 2, 2001.

23.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004.

24.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004.

25.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004.

26.          Incorporated by reference, filed as Annex A to DynTek, Inc’s definitive proxy statement for Special Meeting of Stockholders, filed June17, 2004.

27.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Annual Report on Form 10-K, filed September 28, 2004.

28.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004.

29.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005.

30.          Incorporated by reference, filed as Annex A to DynTek, Inc.’s definitive Proxy Statement for Annual Meeting of Stockholders, filed April 26, 2005.

31.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 15, 2005.

32.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 19, 2005.

33.          Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 21, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   September 28, 2005

DYNTEK, INC.
BY:	/s/ CASPER W. ZUBLIN, JR.
Casper W. Zublin, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ CASPER W. ZUBLIN, JR.	Chief Executive Officer (principal executive officer)	September 28, 2005
Casper W. Zublin, Jr.
/s/ ROBERT I. WEBBER	President, Chief Financial Officer, Chief Accounting Officer, Director and Secretary (principal financial and accounting officer)	September 28, 2005
Robert I. Webber
/s/ STEVEN J. ROSS	Director	September 28, 2005
Steven J. Ross
/s/ BRIAN D. BOOKMEIER	Director	September 28, 2005
Brian D. Bookmeier
/s/ J. MICHAEL GULLARD	Director	September 28, 2005
J. Michael Gullard
/s/ MARSHALL TOPLANSKY	Director	September 28, 2005
Marshall Toplansky