Form 10-Q
period 2005-09-30
DYNTEK INC
filed 2005-11-14
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11568

DYNTEK, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4228470
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

19700 Fairchild Road, Suite 230

Irvine, CA  92612

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code (949) 271-6700

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2005, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value, was 81,164,636.

DYNTEK, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – as of September 30, 2005 (unaudited) and June 30, 2005

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) - For the Three Months Ended September 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three Months Ended September 30, 2005 and September 30, 2004

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibits

SIGNATURE

1.                                      PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share data)

	September 30, 2005	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash	$1,180	$963
Cash - Restricted	541	334
Accounts receivable, net of allowance for doubtful accounts of $467 and $618	17,797	17,894
Inventory	2,810	1,666
Prepaid expenses and other current assets	177	75
Other receivables	191	125
TOTAL CURRENT ASSETS	22,696	21,057

RESTRICTED CASH – over one year	722	231

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,370 and $3,233	897	959

GOODWILL	18,579	18,579

ACQUIRED CUSTOMER LISTS, net of accumulated amortization of $10,202 and $9,609	4,044	4,637

DEFERRED FINANCING COSTS, net of accumulated amortization of $606 and $476	901	1,002

DEPOSITS AND OTHER ASSETS	856	871
	$48,695	$47,336
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash overdraft	$692	$1,274
Accounts payable	11,297	8,937
Line of credit	8,249	4,697
Acquisition indebtedness	2,555	3,676
Accrued expenses	2,085	2,564
Deferred revenue	1,017	996
Notes payable-accrued interest	315	184
Notes payable-current portion	1,810	3,621
Current liabilities of discontinued operations	258	329
TOTAL CURRENT LIABILITIES	28,278	26,278

DEFERRED REVENUE	642	588
ACQUISITION INDEBTEDNESS	—	644
LONG TERM NOTES PAYABLE	7,806	6,371
TOTAL LIABILITIES	36,726	33,881

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 583,124 shares issued and outstanding as of September 30, 2005 and June 30, 2005, respectively	—	1
Class A Common stock, $.0001 par value, 150,000,000 shares authorized; 81,164,636 and 75,426,764 shares issued and outstanding as of September 30, 2005 and June 30, 2005, respectively	5	5
Additional paid-in capital	111,292	109,551
Common stock to be issued in connection with acquisition (4,280,000 shares)	—	1,544
Accumulated deficit	(99,328)	(97,646)
TOTAL STOCKHOLDERS’ EQUITY	11,969	13,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,695	$47,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,
	2005	2004
REVENUES
Product Revenues	$16,155	$8,413
Service Revenues	7,280	6,370
TOTAL REVENUES	23,435	14,783

COST OF REVENUES
Cost of Products	14,152	6,961
Cost of Services	5,169	5,141
TOTAL COST OF REVENUES	19,321	12,102

GROSS PROFIT	4,114	2,681

OPERATING EXPENSES:
Selling	3,176	1,825
General and administrative	1,434	1,370
Depreciation and amortization	730	760
TOTAL OPERATING EXPENSES	5,340	3,955

LOSS FROM OPERATIONS	(1,226)	(1,274)

OTHER INCOME (EXPENSE)
Interest expense	(734)	(273)
Interest income	9	9
Gain on marketable securities	54	—
Other expense	(1)	(50)
TOTAL OTHER EXPENSE	(672)	(314)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,898)	(1,588)
INCOME TAX	—	—
LOSS FROM CONTINUING OPERATIONS	(1,898)	(1,588)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	216	—
Gain on discontinued operations	—	1,635
TOTAL GAIN FROM DISCONTINUED OPERATIONS	216	1,635

NET INCOME (LOSS)	$(1,682)	$47

NET INCOME (LOSS) PER SHARE:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	—	.03
NET LOSS PER SHARE – basic and diluted	$(0.02)	$—

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION-BASIC AND DILUTED	78,482,667	58,430,597

NET INCOME (LOSS)	$(1,682)	$47

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on available-for-sale securities	—	(14)

COMPREHENSIVE INCOME (LOSS)	$(1,682)	$33

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(1,898)	$(1,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730	720
Non-cash interest	185	117
Write-down of capitalized software costs	—	41
Stock-based compensation - employees	205	—
Gain in marketable securities	(54)	—

Changes in operating assets and liabilities:
Accounts receivable	97	714
Inventory	(1,144)	(223)
Accrued interest on notes payable	138	27
Prepaid expenses and other current assets	(102)	(70)
Other receivables	(66)	—
Deposits and other assets	15	35
Accounts payable	2,360	(1,044)
Deferred revenue	75	(103)
Accrued expenses	(479)	(221)
Restricted cash	(698)	112
Total adjustments	1,262	105
NET CASH USED IN CONTINUING OPERATIONS	(636)	(1,483)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	145	(510)
NET CASH USED IN OPERATING ACTIVITIES	(491)	(1,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from disposition of marketable securities	54
Cash received from Redrock acquisition	—	405
Cash paid for acquisition earn-out	(1,765)	—
Capital expenditures	(75)	(36)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(1786)	369

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(582)	—
Proceeds from debt financing, net of expenses	—	(116)
Deferred financing costs	(29)	—
Net proceeds under line of credit	3,552	3
Issuance of common stock, net of expenses	(9)	3
Principal payments	(438)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,494	(113)
NET INCREASE (DECREASE) IN CASH	217	(1,737)
CASH AT BEGINNING OF PERIOD	963	2,810
CASH AT END OF PERIOD	$1,180	$1,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$431	$208

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
(UNAUDITED)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DynTek, Inc. and its subsidiaries (“DynTek”, “Company”, or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2005 included in the Form 10-K for the year then ended.

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

2.              LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $1,682,000 for the three months ended September 30, 2005, which includes $1,120,000 of non-cash charges resulting from $730,000 of depreciation and amortization; $205,000 in non-cash option expense; and $185,000 in non-cash interest charges.  At September 30, 2005, the Company had a working capital deficiency of approximately $5,582,000.

In August 2005, the Company terminated its credit facility agreement with an agency of Textron Financial Corporation (“Textron”).  The Textron facility provided a full notification factoring facility for up to $7,000,000 of working capital.  Eligible accounts receivable expected to be collected within 90 days were purchased with recourse, with a holdback amount of 15%.  Interest was charged on the outstanding balance at the prime rate plus 2.0% (8.25% at June 30, 2005).  Additionally, a 0.15% discount fee was charged at the time of purchase.  In August 2005, the Company terminated this agreement, and paid the entire balance then outstanding of approximately $4,800,000.

On August 8, 2005, the Company entered into a series of related agreements with New England Technology Finance, LLC (“NETF”), an affiliate of Global Technology Finance, which is a provider of structured financing solutions to technology companies that operates in partnership with Credit Suisse First Boston, CIT Group, Inc. and others, that together provided a new working capital credit facility.

The new credit facility is comprised of two primary components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF agreed to finance certain of qualified product purchases under an arrangement that provides for us to assign accounts receivable (resulting from the sale of such products to customers) and for NETF to assume the liability for payment to product vendors; and  (2) an Asset Purchase Agreement (the “APA”), under which NETF purchased $7,500,000 of qualified accounts receivables (services and products).  The proceeds received under the APA were used to repay in full the $4,800,000 balance on our credit line with Textron, for acquisition debt, and general corporate purposes.  In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of additional qualified accounts receivable in the future on the same terms.

The Company believes that the NETF APLA facility will enable it to more effectively manage liquidity. The facility is structured to provide the flexibility of matching the timing of cash outflows for product purchases to cash amounts collected from customers.  The financing fee under the facility is calculated on a monthly basis depending on gross margin on such products, and days sales outstanding, which fee the Company anticipates will be less than prior fees charged under its prior financing arrangement with Textron. The Company may also use the APA facility as a general financing arrangement for certain product and services receivables.

In October 2005, the Company raised gross proceeds of $2,500,000, upon its issuance of notes to certain Investors (the “Bridge Notes”).  The proceeds were used to pay acquisition debt and for working capital purposes.  The Bridge Notes currently bear interest at 12%, and mature on December 31, 2006.  The Bridge Notes include a provision for mandatory redemption upon the closing of the Company’s announced rights offering for $15,000,000.

As described in Note 4, the Company paid $3,000,000 to the sellers of Redrock Communication Solutions (“Redrock”) as partial consideration for the acquisition of such business in October 2004, and paid $850,000 in contingent consideration in July 2005.  In October 2005, the Company paid an additional $650,000 in contingent consideration upon the resolution and settlement of a litigation matter brought against the former Redrock shareholders/sellers by a former Redrock employee, as described in Note 4, less fees and expenses of $26,000 incurred by the Company in connection with such litigation.

As described in Note 4, the Company paid $2,500,000 to the sellers of Integration Technologies, Inc. (“ITI”) as partial consideration for the acquisition of ITI in October 2004. The Company accrued an additional $2,845,748 of contingent consideration, of which $270,993 was paid in August 2005.  In September 2005, the Company entered into promissory notes (the “ITI Notes”) with three former shareholders of ITI, including the Company’s current chief executive officer, Casper Zublin, Jr., to defer an aggregate of $2,575,755 in payments due in connection with the acquisition of ITI.  Principal payments are due quarterly, with the balance due July 31, 2006.  In September 2005, the Company paid $643,683 in principal pursuant to the ITI Notes.

In October 2005, the Company amended its Restated Secured Convertible Term Note (the “Laurus Note”), and deferred principal payments under the Laurus Note from December 2005 until March 2006 in return for a decrease in the exercise price of  warrants issued in connection with issuance of the Laurus Note from $.65 per share to $.25 per share.  This transaction deferred approximately $831,249 in aggregate payments otherwise due and payable through March 2006 (Note 6).

In October 2005, the Company amended its 9% Subordinated Convertible Notes (the “9% Notes”) with a majority of the holders thereof, and deferred all payments of principal due under the 9% Notes until January 2007.  In exchange for deferral of principal payments under the 9% Notes, DynTek (i) reduced the conversion price under the 9% Notes to $.22 per share, (ii) amended warrants to reduce the exercise price to $0.22 per share (the “Amended Warrants”) and (iii) increased the number of shares exercisable under the 9% Notes by an aggregate of 5,251,101 shares. This transaction deferred approximately $1,893,629 in aggregate principal payments otherwise due and payable through January 2007 (Note 6).

In November 2005, the Company announced its intention to offer up to $15,000,000 of shares of the Company’s common stock in connection with a rights offering (the “Rights Offering”) pursuant to which each stockholder of the Company will receive the right to purchase two (2) shares of the Company’s common stock at a price of $.10 per share for each share of common stock owned by such stockholder on the record date for the Rights Offering.  The Company expects that a limited number of stockholders of the Company will purchase all of the shares of common stock not purchased in the Rights Offering by other stockholders pursuant to a stand-by purchase agreement.  The purchase of shares by such stand-by purchasers together with the shares purchased by other stockholders in the Rights Offering would result in $15,000,000 of gross proceeds to the Company.  The definitive agreements with respect to the stand-by purchase agreement will not be entered into until the shares to be issued in the Rights Offering have been registered with the Securities and Exchange Commission.

The Company’s new management team instituted certain measures during the quarter ended September 30, 2005 to reduce the amount of cash that the Company has been using in its operating activities. More specifically, the Company has announced a reduction in its overhead expenses by approximately $1,600,000 annually and has concentrated its revenue generating activities on providing high-end IT services, which has traditionally been the core competency of the business. The Company believes that these measures, when taken together with the (a) $15,000,000 of additional equity capital expected to be raised as part of the Rights Offering,  (b) $2,500,000 of proceeds received upon the issuance of the Bridge Notes, (c)  restructuring of payments due under the Laurus Note and 9% Notes and (d) deferral of payments due to the sellers of ITI, have substantially improved its liquidity and that these measures will likely enable management to sustain the business at least through December 2007.

The receipt of proceeds under the Rights Offering is subject to the Company’s filing of a registration statement for the sale of such securities and a declaration of effectiveness of such registration statement by the Securities and Exchange Commission.  While the Company intends to file a registration statement in the near future, there can be no assurance that such statement, if filed, will be declared effective or that the Company will be able to consummate the Rights Offering on the proposed terms, or at all.  Failure to complete the Rights Offering on the terms contemplated could have a material adverse effect on the Company’s financial condition and operations.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.           Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

B.             Revenue Recognition.  The Company applies the revenue recognition principles set forth under SOP 97-2 and SAB 104 with respect to all revenue.  The Company adheres strictly to the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable.

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

For product sales, the Company applies the factors discussed in Emerging Issues Task Force Issue “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis.  In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.  For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.  In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis.  For the three months ended September 30, 2005, and the three months ended September 30, 2004, no revenues were recognized on a net basis.

IT Services Revenue

The Company generally bills its customers for professional IT services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated acceptance of services by approving a work order milestone or completion order.   For certain engagements, the Company enters fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client.  For its seat management services, the Company enters unit-price contracts (e.g., price per user for seat management), and recognizes revenue based on number of units multiplied by the agreed-upon contract unit price per month.

BPO Services Revenue

For business process outsourcing (“BPO”) services, which primarily includes the Company’s child support service contracts in the states of Kansas and Nebraska, the Company provides services under a fixed price (flat monthly fee) contract, and recognizes revenue as the services are provided and billed.  In the state of North Carolina, the Company has one contract subject to revenue-sharing related to child support services.  Under that contract a fee from amounts collected is shared by the Company with the county on a percentage basis, and revenue is recognized monthly in arrears as a percentage of the total amount of collections received.

C.             Cash and Cash Equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

D.            Allowance for Doubtful Accounts - The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

E.              Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

F.              Income (loss) per Common Share – Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, convertible debt, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.  The aggregate number of potential common stock equivalents outstanding as of September 30, 2005 was 124,716,922.

Total outstanding stock, options, convertible preferred stock, convertible debt and warrants are as follows:

	As of September 30,
	2005	2004
Common stock	81,164,590	58,430,897
Options and warrants	27,623,523	19,030,626
Convertible debt	15,928,809	5,812,802
Preferred Stock	—	1,708,293
	124,716,922	84,892,618

G.             Estimates - The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition, impairment of goodwill, and accounting for discontinued operations.

H.            Stock Based Compensation – Prior to July 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective July 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.  Consequently, during the three months ended September 30, 2005, the Company recognized $205,000 in expenses, which represents the fair value of stock option awards that the Company elected to accelerate vesting during that period.

For the three months ended September 30, 2004, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,”  As required under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the following table presents pro- forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

Three Months Ended September 30,
(in thousands except per share data)	2004
Net Income (Loss)	$47
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(22)
Pro-forma net income (loss) under Fair Value Method	$25
Income (Loss) per share
Basic	$0.0
Diluted	$0.0
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting:
Pro-forma loss share basic	0.0
Pro-forma loss share diluted	$0.0

The fair value of all options granted was estimated at the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

	Fiscal 2005	Fiscal 2004
Dividend yield	—	—
Weighted average expected life	8.8 years	4.7 years
Weighted average risk-free interest rate	1.35%	1.27%
Expected volatility	35%	136%

L.              Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.  The carrying amounts of notes receivable approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest. The carrying amounts of notes payable approximate fair value because the effective yields of such instruments, which includes the effect of contractual interest rates taken together with discounts resulting from the concurrent issuances of common stock purchase warrants, are consistent with current market rates of interest.

M.         Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations (Note 4).  SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

N.            Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions.

O.            Inventory - Inventory consist primarily of finished goods in transit, which are recorded at the lower of cost or market.

P.              New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement, which is to be applied prospectively, are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”  The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met.  The consensus became effective for reporting periods ending after December 15, 2004.  The adoption of this pronouncement does not currently have an effect on the Company’s financial statements because the inclusion of common stock equivalents in earnings per share is anti-dilutive.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).  In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.”  The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

4.              BUSINESS ACQUISITIONS

Redrock Communications Solutions, Inc. (“Redrock”)

On September 29, 2004, the Company entered into a Stock Purchase Agreement (the “Redrock Agreement”) by and among the Company and the two holders of record (the “Sellers”) of the outstanding shares of Redrock, to acquire all of the outstanding Common Stock of Redrock for purchase consideration consisting of $4,500,000 in cash, including an earn-out cash payment of $1,500,000 due July 31, 2005 (the “Earn-Out Payment”), and $500,000 of the Company’s common stock at a price of $.63 per share.

After the transaction closed, a former employee of Redrock claimed that he was owed up to one-third (1/3) of the outstanding shares of Redrock at the time of the Company’s acquisition of Redrock (the “Redrock Dispute”).  The Redrock Agreement provides an indemnification for the benefit of the Company by the Sellers with respect to Redrock’s capital structure, its securities then-outstanding, and the Sellers’ ownership of Redrock shares.

In August 2005, the Company paid $850,000 of the Earn-Out Payment, withholding the remaining portion pending resolution of the Redrock Dispute.  In October 2005, the Sellers and the former employee of Redrock entered into a settlement agreement, and the Company paid the remaining $650,000 of the Earn-Out Payment, less $26,000 in fees and expenses incurred by the Company in connection with such litigation, to the Sellers for distribution in accordance with the terms of the settlement, and obtained a release in connection with the Redrock Dispute.

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

On October 18, 2004, the Merger Sub was merged into ITI with ITI becoming a wholly-owned subsidiary of the Company (the “Merger”).  The consideration paid or payable to the ITI Shareholders in connection with the Merger is comprised of: (i) an initial cash payment of $2,500,000; (ii) an earn-out cash payment up to a maximum amount of $1,500,000, based upon ITI’s EBITDA for the period between July 1, 2004 through June 30, 2005; (iii) a earn-out cash payment up to a maximum amount of $1,500,000, based upon ITI’s revenue for the period between July 1, 2004 through June 30, 2005; and (iv) an aggregate number of whole shares of Company common stock  based on the average closing sale price per share (the “Share Price”) of such common stock for the 30 trading days prior to June 28, 2005 (the “Share Consideration”).  The Share Price was $.36 and the value of 4,280,000 shares, the maximum number of shares to be issued under the Merger Agreement, was $1,544,252.  In the event the number of shares issuable as Stock Consideration was so limited, the Company agreed to pay the difference between the share value and $2,140,000 to the Shareholders in cash.  The resulting cash adjustment was $595,748 (the “Cash Adjustment”).

In February 2005, the Company and the ITI Shareholders entered into a Satisfaction and Release Agreement based on performance of the ITI business through January 31, 2005, the performance of certain former ITI employees who had undertaken additional responsibilities at the Company, and the opportunity for the Company to consolidate the ITI operations with Redrock and other operations of the Company.  Based on these considerations and the revenues and EBITDA from the ITI business through such date, the Company agreed to pay the amount of $2,250,000 to the Shareholders in satisfaction of the earn-out cash payments (the “ITI Earn-Out Payment”).  The ITI Earn-Out Payment and Cash Adjustment equaled an aggregate of $2,845,748.  In August 2005, the Company paid $270,993 of this amount to two ITI Shareholders who are currently employees of the Company.

In September 2005, the Company entered into promissory notes with the three remaining ITI Shareholders (the “ITI Notes”), including the Company’s current chief executive officer, Casper Zublin, Jr., to pay an aggregate of $2,574,755.  Principal payments are due quarterly beginning in September 2005, with the balance due on July 31, 2006.  The ITI Notes bear interest at a rate of 8.9%, which is payable in shares of the Company’s Common Stock.

5.              RESTRICTED CASH

Restricted cash includes cash received in connection with maintenance agreements that are restricted and will become available to the Company as revenue is earned and recognized under the terms of the respective agreements, which are three years.  Approximately $722,000 is classified as a non-current asset.

6.              NOTES PAYABLE

9% Subordinated Convertible Note

On October 15, 2004, the Company entered into a 9% Senior Subordinated Convertible Note Purchase Agreement with certain investors in which it issued an aggregate of $4,438,775 in principal amount of the Company’s Senior Subordinated Convertible Notes (the “9% Notes”), bearing 9% interest at per annum with a maturity of three years.  Interest payments are due quarterly on the first day of each calendar quarter.  Principal payments are due in monthly installments of $145,844 beginning July 1, 2005 with any remaining principal due on October 15, 2007.  The 9% Notes were convertible into shares of the Company’s common stock at a conversion price of $.65 per share, subject to certain adjustments.  At September 30, 2005, the net carrying value of these notes amounts to $3,113,264 including unamortized discounts of approximately $386,980.

Amortization of the debt discount in connection with issuance of the 9% Notes amounted to $47,385 during the three months ended September 30, 2005 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations.  Contractual interest expense on the 9% Notes for the three months ended September 30, 2005 amounted to $89,584 and is also included as a component of interest expense in the accompanying condensed consolidated statement of operations.

In October 2005, the Company and the holders of the 9% Notes agreed to amend the terms as more fully described in Note 12.

Laurus Funds Note

On November 15, 2004, the Company entered into an Amended and Restated Secured Convertible Term Note with Laurus Master Fund, LTD (the “Laurus Note”).  The Laurus Note is convertible into the Company’s common stock at the option of Laurus Funds at a conversion price of $0.65 per share.  The Laurus Note is subordinated to the Company’s working capital credit facility; however, substantially all other assets of the Company have been pledged as security for this obligation.  At September 30, 2005, the remaining principal on the Laurus Note amounted to $6,649,999.

The Laurus Note provides for interest payable at the greater of the prime rate plus 1% per annum or 4% per annum.  Principal payments are due in twenty-four monthly installments of $277,083 beginning December 1, 2005. Any pre-payments of principal that the Company may choose to make under the Laurus Note prior to its maturity are subject to a 2% prepayment premium.

In connection with this transaction, the Company also issued to Laurus Funds a five-year amended and restated warrant to purchase 1,046,150 shares of the Company’s common stock, exercisable at $0.65 per share (the “Laurus Warrant”)

In accordance with APB 14, the Company allocated $6,551,000 of the proceeds to the Laurus Notes and $98,982 of the proceeds to the Laurus Warrant (including the effect of note amendments).  Accretion of the aforementioned discount (including the effect of note amendments) amounted to $16,938 for the three months ended September 30, 2005, and is included as a component of interest expense in the accompanying statement of operations. Contractual interest expense on the Laurus Notes amounted to $122,887 for the three months ended September 30, 2005 and is also included as a component of interest expense in the accompanying statement of operations

In October 2005, the Company and the Laurus Funds agreed to amend the terms of the Laurus Note and Laurus Warrant as more fully described in Note 12, and deferred approximately $831,249 of principal due under this note.  The Company has retroactively reflected the deferral of these payments in its September 30 balance sheet, and has classified this amount as long-term debt.

Line of Credit

In August 2005, the Company terminated its credit facility agreement with an agency of Textron Financial Corporation (“Textron”).  The Textron facility provided a full notification factoring facility for up to $7,000,000 of working capital.  Eligible accounts receivable expected to be collected within 90 days were purchased with recourse, with a holdback amount of 15%.  Interest was charged on the outstanding balance at the prime rate plus 2.0% (8.25% at June 30, 2005).  Additionally, a 0.15% discount fee was charged at the time of purchase.  In August 2005, the Company terminated this agreement, and paid the entire balance then outstanding of approximately $4,800,000.

On August 8, 2005, the Company entered into a series of related agreements with New England Technology Finance, LLC (“NETF”), an affiliate of Global Technology Finance, which is a provider of structured financing solutions to technology companies that operates in partnership with Credit Suisse First Boston, CIT Group, Inc. and others, that together provided a new working capital credit facility.

The new credit facility is comprised of two primary components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF agreed to finance certain of qualified product purchases under an arrangement that provides for the Company to assign accounts receivable (resulting from product sales to customers) and for NETF to assume the liability for payment to product vendors; and  (2) an Asset Purchase Agreement (the “APA”), under which NETF purchased $7,500,000 of qualified accounts receivables (both services and products).  These agreements are secured by the Company’s accounts receivables that are transferred under the respective agreements.  The agreements also contain certain provisions that allow NETF to return the liability to the Company if customers have not paid in 150 days. The proceeds received under the APA were used to repay in full the $4,800,000 balance on the credit line with Textron, for acquisition debt, and general corporate purposes.  In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of additional qualified accounts receivable in the future on the same terms.  At September 30, 2005, a balance of approximately $8,249,000 was outstanding under the APA facility.

7.              ACQUISITION INDEBTEDNESS

Acquisition indebtedness includes $624,000 of accrued contingent consideration payable to the sellers of Redrock, which was paid in October 2005, and $1,930,982 of accrued contingent consideration payable to three of the sellers of ITI (see Note 4).

8.              STOCKHOLDERS’ EQUITY

On August 14, 2005, the Company’s then outstanding Series A preferred stock automatically converted into shares of its Class A Common Stock, at a rate of 2.5 common shares for each preferred share, pursuant to the terms of the Series A preferred stock certificate of designations.  During the three months ended September 30, 2005, all remaining shares of the Company’s Series A Preferred Stock were exchanged or automatically converted into 1,457,827 shares of the Company’s Common Stock, including common shares issued for fractional shares.

9.              COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

Westcon Settlement

On April 7, 2003 Westcon, Inc. filed a breach of contract complaint in the Supreme Court of New York State, County of Westchester. The complaint arose from the Company’s failure to make payments within the terms of the reseller agreement.  The Company does not dispute the amount due of $ 413,000 and has negotiated payment terms.  The remaining balance due Westcon under this settlement, which is included in accounts payable, amounts to $87,000 at September 30, 2005 and is now due and payable.

Separation Agreement with Former Chief Executive Officer

On May 26, 2005, the Company and Steven J. Ross, its then Chairman and Chief Executive Officer entered into a Separation Agreement and General Release (“Separation Agreement”).  The Separation Agreement provides for the mutual termination of an Employment Agreement, dated July 1, 2004, between the Company and Mr. Ross, pursuant to which Mr. Ross was employed as President and Chief Executive Officer of the Company.  The Separation Agreement also provides for salary continuation for Mr. Ross based on his then current annual salary of $440,000 through May 31, 2006, a portion of his bonus under the Employment Agreement not to exceed $110,000, and continuation of insurance benefits through May 31, 2006.  The Separation Agreement contains a mutual release, as well as certain non-solicitation and non-competition covenants by Mr. Ross in favor of the Company.

Contract Management Services Agreement

As of March 1, 2004, the Company entered into a series of agreements with Young Williams, P.C. Under the services agreement, Young Williams will manage certain contracts of the Company pursuant to which it provides child support services.  The Company agreed to pay Young Williams a fee of 12% of revenues under the contracts, and the Company will remain responsible for the operating expenses related to the contracts managed by Young Williams for the current term and option year extensions of each contract.  The management fee paid to Young Williams was $105, 922 for the three months ended September 30, 2005. In the event of contract renewals past the current terms and option years, Young Williams will have the right to bid the contracts. If Young Williams is awarded a new contract, it will pay the Company 4% of revenues under each such contract during the awarded term through February 2010.

10.       DISCONTINUED OPERATIONS

During 2003, the Company disposed of its non-emergency transportation business.  At September 30, 2005, the total remaining liabilities of discontinued operations was $258,000.

Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc. (the “First Transit Agreement”), pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to its former non-emergency transportation brokerage services previously business.  The assets sold consisted of the Company’s interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by the Company as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The purchase price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain an extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004, under certain specified conditions.  As part of the First Transit Agreement, the Company agreed not to compete with First Transit in the business that was sold.  The Company received payments of $243,000 during the three-month period ended September 30, 2005 from the extension of the Illinois Department of Public Aid contract.  There can be no assurance that the Company will obtain any additional payments as a result of additional extensions, if any, in any future periods.

11.       BUSINESS SEGMENTS

The Company’s operations include two segments – Information Technology (“IT”) Services and Business Process Outsourcing Services.  The Information Technology Services segment provides a range of specialized IT infrastructure services, including, system architectural design, legacy systems integration, network engineering, applications infrastructure, network security solutions, remote access implementation, help desk support and operational support, primarily to mid-market commercial companies and state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers.  Operations are distributed primarily among five states: California (including the principal executive office), New York, Michigan, Florida, and Nevada, with employees situated in locations that are convenient to client sites.

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

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Services	Total
Three months ended September 30, 2005
Sales to external customers	$985	$22,450	$23,435
Depreciation and amortization expense	35	695	730
Net loss from operations	(11)	(1,215)	(1,226)
Interest expense	—	(734)	(734)
Total assets	472	48,223	48,695
Capital expenditures	—	75	75

Three months ended September 30, 2004
Sales to external customers	$2,676	$12,107	$14,783
Depreciation and amortization expense	117	643	760
Net income (loss) from operations	80	(1,354)	(1,274)
Interest expense	—	(274)	(274)
Total assets	14,614	33,812	48,426
Capital expenditures	—	36	36

12.       SUBSEQUENT EVENTS

Amendment of 9% Notes.

In October 2005, the Company amended and restated its 9% Subordinated Convertible Notes (the “9% Notes”) representing a majority of the outstanding principal (the “Amended 9% Notes) to defer all payments of principal January 2007, but without changing the maturity date.  In exchange for deferral of principal payments under the 9% Notes, the Company (i) reduced the conversion price under the Amended 9% Notes to $.22 per share; (ii) amended the warrants issued in connection with such notes to reduce the exercise price to $.22 per share; and (iii) increased the number of shares exercisable under the Amended 9% Notes by up to an aggregate of 842,770 shares.  This transaction deferred aggregate payments of $1,893,630 in cash otherwise due and payable prior to January 2007, $1,623,111 of which was retroactively re-classified from current debt to long-term debt in the Company’s September 30, 2005 balance sheet.  See Note 6.

Amendment of Laurus Note.

In October 2005, the Company amended its Amended and Restated Secured Convertible Term Note (the “Laurus Note”), and deferred principal payments under the Laurus Note from December 2005 until March 2006.  In exchange for the deferral under the Laurus Note, the Company amended warrants issued in connection with issuance of the Laurus Note to reduce the exercise price from $.65 per share to $.25 per share.  This transaction deferred aggregate payments of $831,249 in cash otherwise due and payable prior to March 2006.  This amount was retroactively re-classified from current to long-term debt in the Company’s September 30, 2005 balance sheet. See Note 6.

Bridge Notes.

In October 2005, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), whereby it obtained an aggregate loan of $2,500,000 from two shareholders of the Cmpany, pursuant to two Secured Promissory Notes (the “Bridge Notes”) each in the original principal amount of $1,250,000.  Under the terms of the Purchase Agreement, the Company is required to redeem the Notes with principal and accrued interest upon the earlier of (i) the closing of a rights offering to record holders of the Company’s common stock in an aggregate amount of $15,000,000 or more; (ii) December 31, 2006, the stated maturity date of the Notes; or (iii) an event of default.  The Bridge Notes bear interest at a rate of 12% per annum until March 1, 2006, increasing 2% each month to 20% per annum from June 1, 2006 until they are due and payable on December 31, 2006.  Payment of all principal and interest under the Bridge Notes are secured by a lien to substantially all assets of DynTek, which lien is subordinated to the perfected security interests held by existing secured lenders.  In connection with the issuance of the Bridge Notes, the Company issued warrants to purchase an aggregate 1,000,000 shares of its common stock at an exercise price equal to the greater of $0.10 per share or the price per share at which common stock is sold in any rights offering to record holders of its common stock.

Rights Offering.

In November 2005, the Company announced its intention to offer up to $15,000,000 of shares of common stock in connection with a rights offering (the “Rights Offering”), pursuant to which it intends to distribute non-transferable subscription rights to purchase shares of common stock upon the effectiveness of a registration statement to stockholders of record as of the record date, which has not yet been determined.  Each subscription right will entitle each stockholder to purchase two (2) shares of common stock for each share of common stock owned as of the record date.  The price for each share purchased in the rights offering will be $.10 per share.  Only stockholders of record on the rights offering record date will receive rights to purchase such shares.  The Company expects that a limited number of stockholders of the Company will purchase all of the shares of common stock not purchased in the Rights Offering by other stock holders pursuant to a stand-by purchase agreement.  The purchase of shares by such stand-by purchasers together with the shares purchased by other stockholders in the Rights Offering would result in $15,000,000 of gross proceeds to the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2005 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.  Depending upon the context, the terms DynTek, “we,” “our,” and “us,” refers to either DynTek alone, or DynTek and its subsidiaries.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performance or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  See below, and a discussion of such risks and factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission.  Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “endeavor,”  “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Readers should carefully review those risks, as well as additional risks described in this report and other documents we file from time to time with the Securities and Exchange Commission.  Potential risks and uncertainties include, among other things, such factors as:

•   Our ability to reach target markets for services and products and our ability to retain current and attract future customers;

•   Our ability to attract and retain professional staff, successfully integrate acquired companies into our operations, and our ability to acquire additional companies, if any;

•   Market acceptance, revenues and profitability of our current and future products and services;

•   Our ability to finance and sustain operations, including the ability to fund, maintain, replace and/or extend the 9% Notes and/or the Laurus Funds Note, when due, respectively, or to replace such instruments with alternative financing;

•   Our ability to raise equity capital or debt in the future, despite historical losses from operations;

•   General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate, our customers and suppliers;

•   The competitive environment in the regions in which we compete, and the cost-effectiveness of our products and services;

•   Political and regulatory matters that affect the industries in which we operate;

•   Our continued ability to trade on the NASD bulletin board; and

•   Other risks detailed in our filings with the Securities and Exchange Commission.

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

We believe that our services-led approach, combined with expertise in multi-disciplinary practice areas such as IT security, converged networking (VOIP), application infrastructure, and access infrastructure, will continue to provide the platform we need to capture an increasing share of our target markets.  Our strategy allows our clients to rely on DynTek as their primary IT vendor.  Additionally, we believe that our multi-disciplinary capabilities help differentiate us from our competitors in the markets in which we compete.

We recognize revenue from sales of products and services. Services are primarily provided to the client at hourly rates that are established for each of our employees or third-party contractors based upon their skill level, experience and the type of work performed. We also provide project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The majority of our services are provided under purchase orders with commercial customers or bid contracts with government entities.  (See “Revenue Recognition,” below)

Costs of services consist primarily of salaries of services personnel and related expenses incurred in providing such services, and the cost of outsourced service labor.  Costs of products consist of our cost of products purchased and sold to our customers. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for administrative, finance, sales and marketing activities and all other corporate overhead expenses. Corporate overhead expenses include rent, telephone and internet charges, insurance premiums, accounting and legal fees, and other general administrative expenses.   Selling, general and administrative costs also include a calculation of the fair value of employee stock options and other share-based payment awards calculated pursuant to SFAS No. 123R.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Three Months Ended Sept. 30,
	2005	2004
Product Revenue	69%	57%
Service Revenue-Information Technology	27%	30%
Service Revenue-Business Process Outsourcing	4%	13%

Cost of Products	88%	83%
Cost of Service-Information Technology	71%	80%
Cost of Service-Business Process Outsourcing	92%	85%

Gross profit	18%	18%

SG & A	20%	23%

Loss from continuing operations	(8)%	(11)%
Gain (loss) from discontinued operations	1%	11%
Net income (loss)	(7)%	(0)%

Three months ended September 30, 2005 and September 30, 2004

Revenues.  For the three months ended September 30, 2005, our revenues increased to approximately $23,435,000 from approximately $14,783,000 for the three months ended September 30, 2004.  This $8,652,000 increase, or 59%, is principally attributable to a full quarter’s contribution from new businesses we acquired as of August and October 2004, which now comprise our Southwest Region, and a 49% increase in revenues from our Northeast Region, from approximately $7,292,000 to approximately $10,831,000.

Our product sales increased from $8,413,000 during the three months ended September 30, 2004 to $16,155,000 during the three months ended September 30, 2005.  The increase resulted primarily from the increase in product sales of network communications equipment and software in the Southwest Region, including voice-over-internet protocol (“VOIP”) products, and the sales of other networking and computer equipment and software products in our other regions.

Our services revenues increased from $6,370,000 during the three months ended September 30, 2004 to $7,281,000 during the same period in 2005.  This increase resulted primarily from additional services in our Southwest Region, offset by a decrease of approximately $1,691,000 from discontinued business process outsourcing services. Service revenues from our Information Technology Services segment increased from $3,694,000 in the three months ended September 30, 2004, to $6,296,000 in the three months ended September 30, 2005, or an increase of 70%.  Services revenues from our Business Process Outsourcing (“BPO”) segment decreased from $2,676,000 to $985,000 during the same period, as we de-emphasized that segment and did not pursue additional BPO services business.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

		For the Three Months ended September 30
REVENUES		2005	2004	Percentage change	Amount
DynTek, excluding	Product	$10,905	6,396	70%	4,509

Redrock and ITI (1)	Service	5,184	5,587	(7)%	(403)

	Total	16,089	11,983	34%	4,106

Redrock and ITI (2)	Product	5,250	2,017	160%	3,233

	Service	2,096	783	168%	1,313

	Total	7,346	2,800	162%	4,546

	Totals	$23,435	$14,783	59%	$8,652

(1)          Revenues from Redrock and ITI during are excluded for comparative purposes

(2)          Represents revenues generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004.  Redrock and ITI operations were combined on February 11, 2005.  Therefore, revenues are combined.

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries.  For the three months ended September 30, 2005, 50% of our revenues were derived from commercial clients, compared to 38% from government agencies and 12% from educational institutions.

Gross profit.  Gross profit increased from $2,681,000 in the quarter ended September 30, 2004 to $4,114,000 in the quarter ended September 30, 2005, an increase of 53%.  Gross margin for both periods was approximately 18%.  While our services margin increased significantly, from 19% to 29%, our product margin decreased from 17% to 12%. Services margin increased primarily due to an increase in the overall level of utilization with respect to consultants throughout the company, and a greater mix of higher-end services.  The decrease in overall product gross margin is primarily the result of having consummated several large, lower-margin product sales under contracts with certain state and local government clients and fewer vendor rebates that were received during the September quarter.  Although we have improved our service margins, and will seek opportunities to make further improvements, our product margins in particular are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide.  We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure.  There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses.  General and administrative expenses increased to approximately $1,434,000 for the three months ended September 30, 2005, from approximately $1,370,000 for the three months ended September 30, 2004.  As a percent of revenues, general and administrative expenses decreased from 9% to 6%.  Additionally, there was a significant decrease in general and administrative expenses from the immediately prior quarter ended June 30, 2005.  During the three months ended June 30, 2005, general and administrative expenses were approximately $2,693,000, including a charge for approximately $514,000 related to severance costs.  From the June quarter to the September quarter, general and administrative expenses decreased $1,259,000, or a 47% reduction. This significant decrease quarter-to-quarter is primarily the result of reduced costs from restructuring and re-organization by new management.

Selling costs increased to approximately $3,176,000 for the three months ended September 30, 2005 from $1,825,000 in the three months ended September 30, 2004.  The increase was primarily due to the addition of sales and business development personnel from the integration of the Redrock and ITI businesses, and a $205,000 expense for employee stock options vested by sales personnel during the period.

As a percentage of total revenues, the aggregate selling, general and administrative expenses were 19.7% during the three months ended September 30, 2005, compared to 21.6% for the same period ended September 30, 2004.

Depreciation and amortization expense.  Depreciation and amortization expense decreased to approximately $730,000 for the three-month period ended September 30, 2005, from approximately $760,000 during the same period in the prior year.  The decrease is primarily due to amortization of acquired customer lists from acquisitions completed in late 2004.

Interest expense.  Interest expense for the three months ended September 30, 2005 increased to $734,000, as compared to $273,000 for the three months ended September 30, 2004.  The increase includes contractual interest due on notes that we entered into in January and October 2004, an increase in the average borrowings under our credit facility, and the amortization of deferred financing fees.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

		For the Three Months ended
		September 30,
				Percentage of
OPERATING		Dollars		Revenues
EXPENSES		2005	2004	2005	2004
DynTek, excluding	Selling(1)	1,885	1,568	8%	11%

Redrock and ITI(1)	General & Administrative(1)	1,402	1,307	6%	10%

	Depreciation & Amortization(1)	660	693	3%	5%

	Total	3,947	3,568	17%	24%

Redrock and ITI(2)	Selling(2)	1,291	257	6%	2%

	General & Administrative(2)	32	63	—	—

	Depreciation & Amortization(2)	70	67	—	—

	Total	1,393	387	6%	3%

	Totals	5,340	3,955	23%	27%

(1)          Expenses from Redrock and ITI are excluded for comparative purposes

(2)          Represents expenses generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004.  Redrock and ITI operations were combined on February 11, 2005.  Therefore, Selling, General and Administrative expenses for the entities are combined.

Net loss.  Our net loss for the three months ended September 30, 2005 was $1,682,000 compared to net income of $47,000 for the three months ended September 30, 2004.  The net income in the 2004 period included a gain from discontinued operations of $1,636,000.  Loss from operations during the three months ended September 30, 2005 includes depreciation and amortization expense of $730,000, non-cash option expense of $205,000, and interest expense of $734,000 (including a non-cash portion of $185,000).

Discontinued Operations.  Income from discontinued operations was $216,000 for the three months ended September 30, 2005 compared to income of $1,635,000 for the three months ended September 30, 2004.  The 2004 period included a one-time gain from the resolution of certain liabilities associated with a discontinued transportation services business in the State of Virginia.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

	(Dollars in thousands)
	As of Sept. 30, 2005	As of June 30, 2005

Cash and cash equivalents	$1,721	$1,297

Working capital	$(5,582)	$(5,221)

Current ratio	.80:1	.80:1

Notes payable (current portion)	$1,810	$3,621

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the three months ended September 30, 2005, we used approximately $491,000 of cash in our operating activities including $636,000 that we used in continuing operations offset by $145,000 of cash realized from discontinued operations.

We incurred a net loss of $1,682,000 for the three months ended September 30, 2005, which includes $1,120,000 of non-cash and/or non-recurring charges resulting from $730,000 of depreciation and amortization; $205,000 in non-cash option expense; and $185,000 in non-cash interest charges.  At September 30, 2005, the Company had a working capital deficiency of approximately $5,582,000.

In November 2005, we announced our intention to offer up to $15,000,000 of shares of common stock in connection with a rights offering (the “Rights Offering”).   We intend to distribute non-transferable subscription rights to purchase shares of common stock upon the effectiveness of a registration statement to stockholders of record as of the record date, which has not yet been determined.  Each subscription right will entitle each stockholder to purchase two (2) shares of common stock for each share of common stock owned as of the record date.  The price for each share purchased in the rights offering will be $.10 per share.  Only stockholders of record on the rights offering record date will receive rights to purchase such shares.

We expect that a limited number of stockholders of the Company will purchase all of the shares of common stock not purchased by other stockholders in the Rights Offering, pursuant to a stand-by purchase agreement.  The definitive agreements with respect to the stand-by purchase agreement will not be entered into until the shares to be issued in the Rights Offering have been registered with the Securities and Exchange Commission.  The purchase of shares by such stand-by purchasers together with the shares purchased by other stockholders in the Rights Offering would result in $15,000,000 of gross proceeds to the Company.

In October 2005, we raised gross proceeds of $2,500,000, upon issuance of notes to certain investors (the “Bridge Notes”).  The proceeds were used to pay acquisition debt and for working capital purposes.  The Bridge Notes currently bear interest at 12%, and mature on December 31, 2006.  The Bridge Notes include a provision for mandatory redemption upon the closing of the Rights Offering.

In July 2005, we began making principal payments of approximately $146,000 per month on our 9% Subordinated Convertible Notes (the “9% Notes”) due to certain investors.  In October 2005, we amended a majority of 9% Notes to defer all payments of principal due under such 9% Notes until January 2007.  In connection with such amendment, we reduced the conversion price of such notes from

$.65 to $.22, and issued the 9% Note holders warrants to purchase shares of our common stock at $.22 per share.

In October 2005, we amended our Amended and Restated Secured Convertible Term Note (the “Laurus Note”), and deferred principal payments under the Laurus Note from December 2005 until March 2006 in return for a reduction in the exercise price of warrants issued in connection with issuance of the Laurus Note from $.65 per share to $.25 per share.  This transaction deferred aggregate payments of $831,249 in cash otherwise due and payable prior to March 2006.  We anticipate paying off the Laurus Note, and a 2% pre-payment charge, with the proceeds of the Rights Offering.

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

In June 2005, Casper Zublin, Jr. was appointed as our Chief Executive Officer, and Robert Webber was appointed our President, at which time we re-evaluated our business strategy with respect to our BPO segment and our available capital resources.  We have recently taken certain steps to conserve our capital resources, including a projected reduction of our general and administrative expenses by approximately $1,600,000 from the year ended June 30, 2005 to the year ended June 30, 2006.

We believe that these cost reduction measures, when taken together with the (a) $15,000,000 of additional equity capital expected to be raised as part of the Rights Offering, (b) $2,500,000 of proceeds received upon the issuance of the Bridge Notes, (c) restructuring of payments due under the Laurus Note and 9% Notes, have substantially improved our liquidity and that these measures will enable management to sustain our business at least through December 2007.

The receipt of proceeds under the Rights Offering is subject to the Company’s filing of a registration statement for the sale of such securities and a declaration of effectiveness of such registration statement by the Securities and Exchange Commission.  While the Company intends to file a registration statement intends to file a registration statement in the near future, there can be no assurance that such statement, if filed, will be declared effective or that the Company will be able to consummate the Rights Offering on the proposed terms or at all. Failure to complete the Rights Offering on the terms contemplated could have a material adverse effect on the Company’s financial condition and operations.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

In the future, we may expand the scope of our product and services offerings by pursuing acquisition candidates with complementary technologies, services or products.  Should we commence such acquisitions, we believe that we would finance the transactions with a combination of our working capital and the issuance of additional securities.  We may attempt to secure additional funding, including equity or debt financing where appropriate, for acquisitions.  There can be no assurance, however, that we will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that we will be successful in obtaining the necessary financing to complete the acquisitions.

In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants.  Should we require additional working capital, we would consider divesting certain of our contracts or other assets that may not be critical to the business.

Contractual Obligations

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Convertible Debt Obligations	9,616	1,810	7,806	—	—
Acquisition Debt	2,555	2,555	—	—	—
Operating Lease Obligations	2,084	677	1,030	374	3
Total	$14,255	$5,042	$8,836	$374	$3

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

Recent Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.  This statement is effective for public entities that do not file as small business issuers—as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Company began implementing this policy for the three-month period ended September 30, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities.

The Laurus Funds convertible secured term note exposes the Company to similar risks, and it requires interest to be paid at 1% over the prime rate.  The table below provides information on the Laurus Funds Note as of September 30, 2005.

	Principal Balance	Interest Rate
Laurus Funds Note	$6,649,999	7.75%

We have operated primarily in the United States.  Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this quarterly report was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, President and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.                                                     EXHIBITS

(a)          Exhibits.

10.1	Asset Purchase and Liability Assumption Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC.

10.2	Asset Purchase Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC.

10.3	Form of Note Purchase Agreement, dated as of October 26, 2005, by and among DynTek, Inc. and the accredited investors named therein.

10.4	Form of Secured Promissory Note, dated as of October 26, 2005, issued by DynTek, Inc. in favor of certain accredited investors.

10.5	Form of Security and Pledge Agreement, dated as of October 26, 2005, by and among DynTek, Inc., DynTek Services, Inc. and the investors identified in the Note Purchase Agreement.

10.6	Form of Common Stock Purchase Warrant, dated October 26, 2005, issued by DynTek, Inc. in favor of the investors identified in the Note Purchase Agreement.

10.7	Agreement to Amend the Amended and Restated Secured Convertible Term Note and Common Stock Purchase Warrant, dated as of October 26, 2005, by and between DynTek, Inc. and Laurus Master Fund, Ltd.

10.8	Form of Amended and Restated 9% Senior Subordinated Convertible Note, issued by DynTek, Inc. in favor of certain accredited investors.

10.9	Form of Amended and Restated Warrant, dated as of October 26, 2005, issued by DynTek, Inc. in favor of certain accredited investors.

10.10	Form of Amendment No. 1 to Registration Rights Agreement, dated as of October 26, 2005, by and among DynTek, Inc. and the investors set forth therein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNTEK, INC.

By:	/s/ Robert I. Webber
Robert I. Webber
President

Date: November 11, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Asset Purchase and Liability Assumption Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC.

10.2	Asset Purchase Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC.

10.3	Form of Note Purchase Agreement, dated as of October 26, 2005, by and among DynTek, Inc. and the accredited investors named therein.

10.4	Form of Secured Promissory Note, dated as of October 26, 2005, issued by DynTek, Inc. in favor of certain accredited investors.

10.5	Form of Security and Pledge Agreement, dated as of October 26, 2005, by and among DynTek, Inc., DynTek Services, Inc. and the investors identified in the Note Purchase Agreement.

10.6	Form of Common Stock Purchase Warrant, dated October 26, 2005, issued by DynTek, Inc. in favor of the investors identified in the Note Purchase Agreement.

10.7	Agreement to Amend the Amended and Restated Secured Convertible Term Note and Common Stock Purchase Warrant, dated as of October 26, 2005, by and between DynTek, Inc. and Laurus Master Fund, Ltd.

10.8	Form of Amended and Restated 9% Senior Subordinated Convertible Note, issued by DynTek, Inc. in favor of certain accredited investors.

10.9	Form of Amended and Restated Warrant, dated as of October 26, 2005, issued by DynTek, Inc. in favor of certain accredited investors.

10.10	Form of Amendment No. 1 to Registration Rights Agreement, dated as of October 26, 2005, by and among DynTek, Inc. and the investors set forth therein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.