Form 10-Q
period 2005-12-31
DYNTEK INC
filed 2006-02-21
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2005

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

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filter, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. Large Acclerated Filer ☐ Accelerated Filer ☐ Non Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of February 13, 2006, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value, was 81,164,636.

DYNTEK, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – as of December 31, 2005 (unaudited) and June 30, 2005

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three and Six Months Ended December 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows (unaudited) - For the Six Months Ended December 31, 2005 and December 31, 2004

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1A. Risk Factors
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits

SIGNATURE

1.                                      PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$244	$963
Cash – Restricted	736	334
Accounts receivable, net of allowance for doubtful accounts of $480 and $618	13,953	17,894
Inventory	811	1,666
Prepaid expenses and other current assets	63	75
Other receivables	636	125
TOTAL CURRENT ASSETS	16,443	21,057

RESTRICTED CASH – over one year	747	231

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,461 and $3,233	904	959

GOODWILL	18,767	18,579

ACQUIRED CUSTOMER LISTS, net of accumulated amortization of $10,761 and $9,609	3,485	4,637

DEFERRED FINANCING COSTS, net of accumulated amortization of $767 and $476	1,082	1,002

DEPOSITS AND OTHER ASSETS	939	871
	$42,367	$47,336
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash overdraft	$307	$1,274
Accounts payable	6,668	8,937
Line of credit	7,769	4,697
Acquisition indebtedness	1,931	3,676
Accrued expenses	1,487	2,564
Deferred revenue	1,125	996
Notes payable-accrued interest	329	184
Notes payable-current portion	5,979	3,621
Current liabilities of discontinued operations	258	329
TOTAL CURRENT LIABILITIES	25,453	26,278

DEFERRED REVENUE	803	588
ACQUISITION INDEBTEDNESS	—	644
LONG TERM NOTES PAYABLE	6,285	6,371
TOTAL LIABILITIES	32,691	33,881

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 583,124 shares issued and outstanding as of December 31, 2005 and June 30, 2005, respectively	—	1
Class A Common stock, $.0001 par value, 450,000,000 shares authorized; 81,164,636 and 75,426,764 shares issued and outstanding as of December 31, 2005 and June 30, 2005, respectively	8	5
Additional paid-in capital	113,401	109,551
Common stock to be issued in connection with acquisition (4,280,000 shares)	1	1,544
Accumulated deficit	(103,583)	(97,646)
TOTAL STOCKHOLDERS’ EQUITY	9,826	13,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,367	$47,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
REVENUES:
Product Revenues	$12,428	$10,731	$28,583	$19,145
Service Revenues	6,416	9,271	13,696	15,640
Total revenues	18,844	20,002	42,279	34,785

COST OF REVENUES:
Cost of products	11,039	8,641	25,191	15,601
Cost of services	4,616	7,210	9,785	12,351
Total cost of revenues	15,655	15,851	34,976	27,952
GROSS PROFIT	3,189	4,151	7,303	6,833

OPERATING EXPENSES:
Selling	3,000	2,548	6,176	4,374
General and administrative	1,051	1,441	2,485	2,809
Depreciation and amortization	650	781	1,380	1,542
Goodwill Impairment	—	6,026	—	6,026
Total operating expenses	4,701	10,796	10,041	14,751

LOSS FROM OPERATIONS	(1,512)	(6,645)	(2,738)	(7,918)

OTHER INCOME (EXPENSE):
Gain on marketable securities	—	—	54	—
Interest expense	(2,759)	(402)	(3,493)	(675)
Other income (expense)	1	—	—	(50)
Interest income	15	2	24	11
Total other income (expense)	(2,744)	(400)	(3,415)	(714)

LOSS FROM CONTINUING OPERATIONS	$(4,256)	$(7,045)	$(6,153)	$(8,632)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	—	41	216	1,676

NET LOSS	$(4,256)	$(7,004)	$(5,937)	$(6,956)

NET LOSS PER SHARE: Basic and Diluted
Continuing Operations	(.05)	(.12)	(.08)	(.15)
Discontinued Operations	—	—	—	.03
	$(.05)	$(.12)	$(.08)	$(.12)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION - Basic and Diluted	81,164,636	58,710,066	78,823,629	58,570,482

NET LOSS	$(4,256)	$(7,004)	$(5,937)	$(6,956)

COMPREHENSIVE LOSS, NET OF TAX
Change in unrealized gain (loss) on available-for-sale- securities	—	(25)	—	(37)

COMPREHENSIVE LOSS	$(4,256)	$(7,029)	$(5,937)	$(6,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(6,153)	$(8,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,380	1,455
Non-cash interest	2,371	201
Employee option expense	205	—
Write-down of capitalized software costs	—	82
Gain in marketable securities	(54)	(34)
Impairment of goodwill	—	6,026

Changes in operating assets and liabilities:
Accounts receivable	3,894	(781)
Inventory	855	(524)
Accrued interest	145	(108)
Prepaid expenses and other current assets	12	—
Other receivables	(511)	—
Deposits and other assets	(68)	108
Accounts payable	(2,269)	704
Deferred revenue	344	16
Accrued expenses	(1,077)	(972)
Restricted cash	(918)	155
Total adjustments	4,316	6,334
NET CASH USED IN CONTINUING OPERATIONS	(1,837)	(2,304)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	145	(1,539)
NET CASH USED IN OPERATING ACTIVITIES	(1,692)	(3,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from disposition of marketable securities	54	—
Cash paid for acquisitions	(2,530)	(6,036)
Cash received from Redrock acquisition	—	405
Cash received from ITI acquisition	—	106
Other notes receivable	—	(130)
Capital expenditures	(173)	(203)
NET CASH USED IN INVESTING ACTIVITIES	(2,649)	(5,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(967)	—
Proceeds from debt financing	2,500	4,775
Deferred financing costs	(371)	—
Net proceeds under line of credit	3,072	2,431
Principal payments	(605)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,622	7,206
NET INCREASE (DECREASE) IN CASH	(719)	(2,495)
CASH AT BEGINNING OF PERIOD	963	2,810
CASH AT END OF PERIOD	$244	$315

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share data)

	Six Months Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$558	$360

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Debt discount issued in connection with convertible debt	$—	$(34)
Issuance of stock in connection with convertible debt	—	40

Acquisition of Redrock Communications Solutions, Inc. in 2004:
Cash paid to shareholders	763	2,750
Gross cash acquired	—	405
Contingent consideration	—	750

Acquisition of Integration Technologies, Inc. in 2004:
Cash paid to shareholders	—	2,500
Gross cash acquired	—	106

Acquisition of AMR in 2004:
Cash paid to shareholders	—	786

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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

2.              LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $5,937,000 for the six months ended December 31, 2005, which includes $3,956,000 of non-cash charges resulting from $1,380,000 of depreciation and amortization; $205,000 in stock-based compensation; and $2,371,000 in non-cash interest charges.  At December 31, 2005, the Company had a working capital deficiency of approximately $9,160,000.

The Company’s new management team instituted certain measures to reduce the amount of cash that the Company has been using in its operating activities. More specifically, the Company has announced a planned annual reduction in its general and administrative overhead expenses by approximately $1,600,000 for the fiscal year ended June 30, 2006, and has concentrated its revenue generating activities on providing high-end IT services, which has traditionally been the core competency of the business. The Company has also attempted to defer cash outlays by restructuring payments due under the Laurus Note and 9% Notes.  However, the combination of continuing operating losses and the cash required to be paid under existing debt obligations has severely impacted the Company’s ability to sustain and grow its business.  As described below, the Company has completed certain financing transactions and subsequent to the reporting period signed a term sheet for up to $6.7 million in new financing.  The Company is also in the process of attempting to raise capital from other sources wherever possible, however, there can be no assurance that the Company will close its current proposed financing transactions or secure sufficient capital to sustain its operations at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company needs to restructure its debt and/or obtain new capital in the third quarter of fiscal year 2006 in order to continue as a going concern .

In August 2005, the Company entered into a series of related agreements with New England Technology Finance, LLC (“NETF”), an affiliate of Global Technology Finance.  The new credit facility is comprised of two primary components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF agreed to finance certain of the Company’s qualified product purchases under an arrangement that provides for the assignment of accounts receivable (resulting from the sale of such products to customers) and for NETF to assume the liability for payment to product vendors; and (2) an Asset Purchase Agreement (the “APA”), under which NETF purchased $7,500,000 of qualified accounts receivable (services and products), with recourse.  The proceeds received under the APA were used to repay in full the $4,800,000 balance on our credit line with Textron, for acquisition debt, and general corporate purposes.  In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of additional qualified accounts receivable in the future on the same terms.  As of December 31, 2005, the balance on the APA account was approximately $7,156,000.

The Company believes that the NETF APLA facility has enabled it to more effectively manage its liquidity because the facility is structured to provide the flexibility of matching the timing of cash outflows for product purchases to cash amounts collected from customers.  The financing fee under the facility is calculated on a monthly basis depending on gross margin on such products, and days sales outstanding. The Company may also use the APA facility as a general financing arrangement for certain product and services receivables.

In October 2005, the Company raised gross proceeds of $2,500,000, upon its issuance of notes to certain investors (the “Bridge Notes”).  The proceeds were used to pay acquisition debt and for working capital.  Interest on unpaid principal under the Bridge Notes is 12% per annum through March 1, 2006, 14% from March 1, 2006 to April 1, 2006, 16% from April 1, 2006 to May 1, 2006, 18% from May 1, 2006 to June 1, 2006, and 20% from June 1, 2006 until the maturity date, December 31, 2006.

As described in Note 4, the Company paid $3,000,000 to the sellers of Redrock Communication Solutions (“Redrock”) as partial consideration for the acquisition of such business in October 2004, and paid $850,000 in contingent consideration in July 2005.  In October 2005, the Company paid an additional $650,000 in contingent consideration upon the resolution and settlement of a litigation matter brought against the former Redrock shareholders/sellers by a former Redrock employee, as described in Note 4, together with a settlement amount of $120,000 payable over 24 months, less $26,000 of fees and expenses incurred by the Company in connection with such litigation.

As described in Note 4, the Company paid $2,500,000 to the sellers of Integration Technologies, Inc. (“ITI”) as partial consideration for the acquisition of ITI in October 2004. The Company accrued an additional $2,845,748 of contingent consideration, of which $270,993 was paid in August 2005.  In September 2005, the Company entered into promissory notes (the “ITI Notes”) with three former shareholders of ITI, including the Company’s current chief executive officer, Casper Zublin, Jr., to defer an aggregate of $2,574,735 in payments due in connection with the acquisition of ITI.  Principal payments are due quarterly, with the balance due July 31, 2006.  In September 2005, the Company paid $643,684 in principal pursuant to the ITI Notes, with a remaining unpaid balance of $1,931,051 at December 31, 2005.

On October 26, 2005, the Company amended its Restated Secured Convertible Term Note (the “Laurus Note”), to defer principal payments from December 2005 until March 2006. In exchange, the Company was required to decrease the exercise price of warrants issued in connection with the Laurus Note from $.65 per share to $.25 per share.  Laurus entered into this transaction to assist the Company in alleviating its immediate liquidity constraints.  This transaction deferred approximately $831,249 in aggregate payments originally due through March 2006 (Note 6).

On October 26, 2005, the Company amended its 9% Subordinated Convertible Notes (the “9% Notes”) with a majority of the holders thereof, to defer $1,893,629 in principal due under the 9% Notes until January 2007.  In exchange for the deferral, the Company (i) reduced the conversion price under the 9% Notes from $.65 to $.22 per share, and (ii) reduced the exercise price of warrants held by the holders of the 9% Notes from $.50 to $0.22 per share (Note 6).

In November 2005, the Company announced its intention to offer up to $15,000,000 of shares of common stock in connection with a rights offering (the “Rights Offering”), pursuant to which it intended to distribute non-transferable subscription rights to purchase shares of common stock upon the effectiveness of a registration statement to stockholders of record as of a specified record date.  Each subscription right would have entitled each stockholder to purchase two (2) shares of common stock for each share of common stock owned as of the record date.  The price for each share purchased in the rights offering was expected to be $.10 per share.  On January 6, 2006, the Company announced revised terms of the anticipated Rights Offering to reduce the aggregate amount of the offering to approximately $8,100,000.  On January 31, 2006, the Company announced that it was no longer pursuing the Rights Offering and that it would withdraw the registration statement related to the Rights Offering, which registration statement was withdrawn on February 3, 2006.

On February 17, 2006, the Company signed a term sheet with B. Riley & Co., Inc. and Lloyd I. Miller, III pursuant to which B. Riley & Co., Inc. and Mr. Miller agreed to negotiate the prospective purchase of Senior Secured Notes in the aggregate principal amount of approximately $6.7 million and Junior Secured Convertible Notes in the aggregate principal amount of $3 million.  Proceeds from the debt financing would be used to pay the outstanding principal and accrued interest under the Laurus Note, in an aggregate amount of approximately $6.7 million and for general working capital.  The new debt financing is contingent upon certain secured and unsecured creditors of approximately $10.7 million agreeing to negotiated settlements acceptable to the purchasers.  In addition, the Company engaged Network 1 Financial Securities Inc. to act as placement agent for private placements of common stock solely to accredited investors in an aggregate amount of up to $4.5 million.  The conversion price for the Junior Secured Convertible Notes would be equal to the price paid for our common stock in the proposed private placements.  Definitive terms of the restructured debt and private placements have not been determined and are subject to ongoing negotiations.  The Company has not entered into any binding agreements regarding its proposed recapitalization plan and there can be no assurance that it will consummate the proposed recapitalization plan on favorable terms, or at all, and there continues to be substantial doubt about the Company’s ability to continue as a going concern.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.           Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

B.             Revenue Recognition.  The Company applies the revenue recognition principles set forth under SOP 97-2 and SAB 104 with respect to all revenue.  The Company adheres strictly to the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collect ability is probable.

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

For product sales, the Company applies the factors discussed in Emerging Issues Task Force Issue “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis.  In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.  For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.  In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis.  For the six months ended December 31, 2005,  no revenues were recognized on a net basis.

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

F.              Income (loss) per Common Share – Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, convertible debt, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.  The aggregate number of potential common stock equivalents outstanding as of December 31, 2005 was 51,200,407.

Total outstanding stock, options, convertible preferred stock, convertible debt and warrants are as follows:

	As of December 31,
	2005	2004
Common stock	81,164,636	58,989,235
Options and warrants	27,094,757	26,859,990
Convertible debt	24,105,650	17,269,115
Preferred Stock	—	1,511,493
	132,365,043	104,629,833

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

H.            Stock Based Compensation – Prior to July 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective July 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.  Consequently, during the six months ended December 31, 2005, the Company recognized $205,000 in expenses, which represents the fair value of stock option awards that the Company elected to accelerate vesting during that period.

For the six months ended December 31, 2004, the Company had applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As required under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the following table presents pro- forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

Six Months Ended December 31,
(in thousands except per share data)	2004
Net Loss	$(6,956)
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(70)
Pro-forma net loss under Fair Value Method	$(7,026)
Loss per share
Basic	$(0.15)
Diluted	$(0.15)
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting:
Pro-forma loss share basic	(0.15)
Pro-forma loss share diluted	$(0.15)

The fair value of all options granted was estimated at the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

Fiscal 2005
Dividend yield	—
Weighted average expected life	8.8 years
Weighted average risk-free interest rate	1.35%
Expected volatility	35%

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

O.            Inventory - Inventory consist primarily of finished goods, which are recorded at the lower of cost or market.

P.              New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement, which is to be applied prospectively, are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

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

In August 2005, the Company paid $850,000 of the Earn-Out Payment, withholding the remaining portion pending resolution of the Redrock Dispute.  In October 2005, the Sellers and the former employee of Redrock entered into a settlement agreement, and the Company paid the remaining $650,000 of the Earn-Out Payment to the Sellers, plus $120,000 in a settlement amount to the former employee of Redrock payable over 24 months, less $26,000 in fees and expenses incurred by the Company in connection with such litigation, terminated the former employee of Redrock, and obtained a release in connection with the Redrock Dispute.

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

In September 2005, the Company entered into promissory notes with the three remaining ITI Shareholders (the “ITI Notes”), including the Company’s current chief executive officer, Casper Zublin, Jr., to pay an aggregate of $2,574,735.  Principal payments are due quarterly beginning in September 2005, with the balance due on July 31, 2006.  The ITI Notes bear interest at a rate of 8.9%.  The interest on Mr. Zublin’s note is payable in shares of the Company’s Common Stock.  The Company paid $643,684 in principal due under the ITI Notes in September 2005, with a remaining aggregate balance of $1,931,051.

5.              RESTRICTED CASH

Restricted cash includes cash received in connection with maintenance agreements that are restricted and will become available to the Company as revenue is earned and recognized under the terms of the respective agreements, which are three years.  Approximately $747,000 is classified as a non-current asset.

6.              NOTES PAYABLE

9% Subordinated Convertible Note

On October 15, 2004, the Company entered into a 9% Senior Subordinated Convertible Note Purchase Agreement with certain investors in which it issued an aggregate of $4,438,775 in principal amount of the Company’s Senior Subordinated Convertible Notes (the “9% Notes”), bearing 9% interest at per annum with a maturity of three years.  Interest payments are due quarterly on the first day of each calendar quarter.  Principal payments are due in monthly installments of $145,844 beginning July 1, 2005 with any remaining principal due on October 15, 2007.  The 9% Notes were convertible into shares of the Company’s common stock at a conversion price of $.65 per share, subject to certain adjustments.  At December 31, 2005, the net carrying value of these notes amounted to $2,993,637 including unamortized discounts of approximately $339,595.

Amortization of the debt discount in connection with issuance of the 9% Notes amounted to $94,770 during the six months ended December 31, 2005 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations.  Contractual interest expense on the 9% Notes for the six months ended December 31, 2005 amounted to $179,178 and is also included as a component of interest expense in the accompanying condensed consolidated statement of operations.

On October 26, 2005, the Company amended the 9% Notes with a majority of the holders thereof, and deferred all payments of principal due under the 9% Notes until January 2007.  In exchange for the deferral, the Company (i) reduced the conversion price under the 9% Notes from $.65 to $.22 per share, (ii) reduced the exercise price of warrants held by the holders of the 9% Notes from $.50 to $0.22 per share, and (iii) increased the number of shares exercisable under the 9% Notes by an aggregate of 491,400 shares. This transaction deferred approximately $1,893,629 in aggregate principal payments otherwise due and payable through January 2007.

The Company accounted for the modification of the 9% Notes in accordance with SFAS 15.  Accordingly, the Company recorded a non-cash interest charge of $1,742,853, which represents the incremental number of shares issuable upon conversion of the 9% Notes by having reduced the conversion price from $.65 to $.22, multiplied by $.20, the closing price of the Company’s common stock on October 26, 2005.  The Company also recorded a non-cash interest charge in the amount of $168,768, which represents the increase in the fair value of the common stock purchase warrants held by the holders of the 9% Notes that resulted from reducing their exercise price from $.50 to $.22 as of the date of the modification.

Laurus Funds Note

On November 15, 2004, the Company entered into an Amended and Restated Secured Convertible Term Note with Laurus Master Fund, LTD (the “Laurus Note”).  The Laurus Note is

convertible into the Company’s common stock at the option of Laurus Funds at a conversion price of $0.65 per share.  The Laurus Note is subordinated to the Company’s working capital credit facility; however, substantially all other assets of the Company have been pledged as security for this obligation.  At December 31, 2005, the remaining principal on the Laurus Note amounted to $6,649,999.

The Laurus Note provides for interest payable at the greater of the prime rate plus 1% per annum or 4% per annum.  Principal payments are due in twenty-four monthly installments of $277,083 beginning December 1, 2005. Any pre-payments of principal that the Company may choose to make under the Laurus Note prior to its maturity are subject to a 2% prepayment premium.

In connection with this transaction, the Company also issued to Laurus Funds a five-year amended and restated warrant to purchase 1,046,150 shares of the Company’s common stock, exercisable at $0.65 per share (the “Laurus Warrant”)

In accordance with APB 14, the Company allocated $6,551,000 of the proceeds to the Laurus Notes and $98,982 of the proceeds to the Laurus Warrant (including the effect of note amendments).  Accretion of the aforementioned discount (including the effect of note amendments) amounted to $33,876 for the six months ended December 31, 2005, and is included as a component of interest expense in the accompanying statement of operations. Contractual interest expense on the Laurus Notes amounted to $253,671 for the six months ended December 31, 2005 and is also included as a component of interest expense in the accompanying statement of operations

On October 26, 2005, the Company amended the Laurus Note, and deferred principal payments from December 2005 until March 2006 in return for a decrease in the exercise price of warrants issued in connection with issuance of the Laurus Note from $.65 per share to $.25 per share.  Laurus entered this transaction to assist the Company in alleviating its immediate liquidity constraints.  This transaction deferred approximately $831,249 in aggregate payments otherwise due and payable through March 2006.

The Company accounted for the modification of the Laurus Note in accordance with SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”).  Accordingly, there has been no change in the carrying value of the Laurus Note since the amendment affects only the timing of the payments and not the aggregate amount of the liability.  The Company also recorded a non-cash interest charge in the amount of $49,851, which represents the increase in the fair value of the common stock purchase warrants held by Laurus that resulted from reducing their exercise price from $.65 to $.25 as of the date of the modification.

Bridge Notes

On October 26, 2005, the Company entered into a Note Purchase Agreement, whereby it obtained an aggregate loan of $2,500,000 from two shareholders of the Company pursuant to two Secured Promissory Notes (the “Bridge Notes”), each in the original principal amount of $1,250,000.  The Bridge Notes bear interest at 12% per annum until March 1, 2006, with the interest rate increasing 2% each month until June 1, 2006, and then remaining constant at 20% until maturity, December 31, 2006.  The Company is required to redeem the Bridge Notes on the earlier of (i) the closing of a rights offering to record holders of the Company’s common stock in an aggregate amount of $15,000,000 or more; (ii) the stated maturity date, December 31, 2006; or (iii) an event of default. Payment of principal and interest under the Bridge Notes is secured by a lien to substantially all the assets of the Company, which lien is subordinated to the perfected security interests held be existing secured lenders.  The carrying value of the Bridge Notes is approximately equal to its fair value due to its short maturity and the fact that the contractual interest rate is approximately equal to the effective rate of interest that would prevail for instruments with similar credit risk.

In connection with the issuance of the Notes, DynTek issued warrants to purchase shares of its common stock (the “Warrants”).  The Warrants are exercisable for an aggregate 1,000,000 shares of its common stock at an exercise price equal to the greater of $0.10 per share of the price per share at which common stock is sold in any rights offering to record holders of its common stock.  The Warrants expire on October 26, 2015.  The company recorded a $150,000 discount on the notes based on the rotative fair value of the notes and the warrants.

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

The new credit facility is comprised of two primary components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF agreed to finance certain of the Company’s qualified product purchases under an arrangement that provides for the Company to assign accounts receivable (resulting from product sales to customers) and for NETF to assume the liability for payment to product vendors; and  (2) an Asset Purchase Agreement (the “APA”), under which NETF purchased $7,500,000 of qualified accounts receivables (both services and products).  These agreements are secured by the Company’s accounts receivables that are transferred under the respective agreements.  The agreements also contain certain provisions that allow NETF to return the liability to the Company if customers have not paid in 150 days. The proceeds received under the APA were used to repay in full the $4,800,000 balance on the credit line with Textron, for acquisition debt, and general corporate purposes.  In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of additional qualified accounts receivable in the future on the same terms.  At December 31, 2005, a balance of approximately $7,156,000 was outstanding under the APA facility.

7.              ACQUISITION INDEBTEDNESS

Acquisition indebtedness includes $1,931,051 of accrued contingent consideration payable to three of the sellers of ITI (see Note 4).

8.              STOCKHOLDERS’ EQUITY

On August 14, 2005, the Company’s then outstanding Series A preferred stock automatically converted into shares of its Class A Common Stock, at a rate of 2.5 common shares for each preferred share, pursuant to the terms of the Series A preferred stock certificate of designations.  During the six months ended December 31, 2005, all remaining shares of the Company’s Series A Preferred Stock were exchanged or automatically converted into 1,457,827 shares of the Company’s Common Stock, including common shares issued for fractional shares.

9.              COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

Westcon Settlement

On April 7, 2003 Westcon, Inc. filed a breach of contract complaint in the Supreme Court of New York State, County of Westchester. The complaint arose from the Company’s failure to make payments within the terms of the reseller agreement.  The Company does not dispute the amount due of $ 413,000 and has negotiated payment terms.  The remaining balance due Westcon under this settlement, which is included in accounts payable, amounts to $87,000 at December 31, 2005 and is payable on demand.

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

Contract Management Services Agreement

As of March 1, 2004, the Company entered into a series of agreements with Young Williams, P.C. Under the services agreement, Young Williams will manage certain contracts of the Company pursuant to which it provides child support services.  The Company agreed to pay Young Williams a fee of 12% of revenues under the contracts, and the Company will remain responsible for the operating expenses related to the contracts managed by Young Williams for the current term and option year extensions of each contract.  The management fee paid to Young Williams was $218,000 for the six months ended

December 31, 2005. In the event of contract renewals past the current terms and option years, Young Williams will have the right to bid the contracts. If Young Williams is awarded a new contract, it will pay the Company 4% of revenues under each such contract during the awarded term through February 2010.

10.       DISCONTINUED OPERATIONS

During 2003, the Company disposed of its non-emergency transportation business.  At December 31, 2005, the total remaining liabilities of discontinued operations was $258,000.

Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc. (the “First Transit Agreement”), pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to its former non-emergency transportation brokerage services previously business.  The assets sold consisted of the Company’s interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by the Company as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The purchase price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain an extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004, under certain specified conditions.  As part of the First Transit Agreement, the Company agreed not to compete with First Transit in the business that was sold.  The Company received payments of $216,000 during the six-month period ended December 31, 2005 from the extension of the Illinois Department of Public Aid contract.  There can be no assurance that the Company will obtain any additional payments as a result of additional extensions, if any, in any future periods.

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

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Services	Total
Three months ended December 31, 2005
Sales	$964	$17,880	$18,884
Depreciation and amortization expense	—	650	650
Goodwill impairment	—	—	—
Income (loss) from operations	69	(1,581)	(1,512)
Interest expense	—	2,759	2,759
Total assets	367	42,000	42,367
Capital expenditures	—	98	98

Three months ended December 31, 2004
Sales	$2,201	$17,801	$20,002
Depreciation and amortization expense	116	655	781
Goodwill impairment	5,837	189	6,026
Loss from operations	(5,363)	(1,283)	(6,645)
Interest expense	—	402	402
Total assets	9,985	38,887	48,872
Capital expenditures	27	140	167

Six months ended December 31, 2005
Sales to external customers	$1,949	$40,329	$42,279
Depreciation and amortization expense	35	1,345	1,380
Goodwill impairment	—	—	—
Income (loss) from operations	115	(2,853)	(2,738)
Interest expense	—	(3,493)	(3,493)
Total assets	367	42,000	42,367
Capital expenditures	—	173	173

Six months ended December 31, 2004
Sales to external customers	$4,877	$29,908	$34,785
Depreciation and amortization expense	233	1,309	1,542
Goodwill impairment	5,837	189	6,026
Income (loss) from operations	(5,684)	(2,234)	(7,918)
Interest expense	—	675	675
Total assets	9,985	38,887	48,872
Capital expenditures	27	176	203

12.       SUBSEQUENT EVENTS

In November 2005, the Company announced its intention to offer up to $15,000,000 of shares of common stock in connection with a rights offering (the “Rights Offering”), pursuant to which it intended to distribute non-transferable subscription rights to purchase shares of common stock upon the effectiveness of a registration statement to stockholders of record as of a specified record date.  Each subscription right would have entitled each stockholder to purchase two (2) shares of common stock for each share of common stock owned as of the record date.  The price for each share purchased in the rights offering was expected to be $.10 per share.  On January 6, 2006, the Company announced revised terms of the anticipated Rights Offering to reduce the aggregate amount of the offering to approximately $8,100,000.  On January 31, 2006, the Company announced that it was no longer pursuing the Rights Offering and that it would withdraw the registration statement related to the Rights Offering, which registration statement was withdrawn on February 3, 2006.

On February 17, 2006, the Company signed a term sheet with B. Riley & Co., Inc. and Lloyd I. Miller, III pursuant to which B. Riley & Co., Inc. and Mr. Miller agreed to negotiate the purchase of Senior Secured Notes in the aggregate principal amount of approximately $6.7 million and Junior Secured Convertible Notes in the aggregate principal amount of $3 million.  Proceeds from the debt financing would be used to pay the outstanding principal and accrued interest under the Secured Convertible Term Note held by Laurus Master Fund, Ltd., in an aggregate amount of approximately $6.7 million and for general working capital.  The new debt financing is contingent upon certain secured and unsecured creditors of approximately $10.7 million agreeing to negotiated settlements acceptable to the purchasers.  In addition, the Company engaged Network 1 Financial Securities Inc. to act as placement agent for private placements of common stock solely to accredited investors in an aggregate amount of up to $4.5 million.  The conversion price for the Junior Secured Convertible Notes would be equal to the price paid for the Company’s common stock in the proposed private placements.  Definitive terms of the restructured debt and private placements have not been determined and are subject to ongoing negotiations.  The Company has not entered into any binding agreements regarding its proposed recapitalization plan and there can be no assurance that the Company will consummate its proposed recapitalization plan on favorable terms, or at all.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performance or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. See below, and a discussion of such risks and factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission, and Part II, Item 1A of this Form 10-Q. Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “endeavor,”  “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Readers should carefully review those risks, as well as additional risks described in this report and other documents we file from time to time with the Securities and Exchange Commission. Potential risks and uncertainties include, among other things, such factors as:

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

•                        Our ability to finance and sustain operations, including the ability to fund, maintain, replace and/or extend the 9% Notes, the Bridge Notes, and/or the Laurus Funds Note, when due, respectively, or to replace such instruments with alternative financing;

•                        Our ability to raise equity capital or debt in the future, despite historical losses from operations;

•      Our ability to fund operations and continue as a going concern in the absence of debt restructuring and/or infusion of capital in the third quarter of fiscal 2006.

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

We recognize revenue from sales of products and services. Services are primarily provided to the client at hourly rates that are established for each of our employees or third-party contractors based upon their skill level, experience and the type of work performed. We also provide project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The majority of our services are provided under purchase orders with commercial customers or bid contracts with government entities. (See “Revenue Recognition,” below.)

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Six Months Ended Dec. 31,
	2005	2004
Product Revenue	68%	55%
Service Revenue-Information Technology	28%	31%
Service Revenue-Business Process Outsourcing	4%	14%

Cost of Products	88%	81%
Cost of Service-Information Technology	71%	45%
Cost of Service-Business Process Outsourcing	94%	36%

Gross profit	17%	19%

SG & A	20%	21%

Loss from continuing operations	(14)%	(25)%
Gain (loss) from discontinued operations	—	5%
Net income (loss)	(14)%	(20)%

Six months ended December 31, 2005 and December 31, 2004

Revenues. For the six months ended December 31, 2005, our revenues increased to approximately $42,279,000 from approximately $34,785,000 for the six months ended December 31, 2004. This $7,494,000 increase, or 22%, is principally attributable to an increase of $4,852,000 from new businesses we acquired as of August and October 2004, which now comprise our Southwest Region; an increase of $5,570,000 in IT Services segment revenues from our other regions; less a decrease of $2,928,000 in sales from our BPO business, which is being de-emphasized.

Our product sales increased from $19,145,000 during the six months ended December 31, 2005 to $28,583,000 during the six months ended December 31, 2005. The increase resulted primarily from the increase in product sales of network communications equipment and software in the Southwest Region, including voice-over-internet protocol (“VOIP”) products, and the sales of other networking and computer equipment and software products in our other regions.

Our services revenues decreased from $15,640,000 during the six months ended December 31, 2004 to $13,696,000 during the same period in 2005, a decrease of $1,944,000. This decrease resulted from a $2,928,000 decrease in service revenues from our Business Process Outsourcing (“BPO”) segment, offset by a 984,000 increase in IT service revenues. Our BPO services revenues decreased from approximately $4,877,000 during the six months ended December 31, 2004 to $1,949,000 during the six months ended December 31, 2005 as we are no longer pursuing opportunities in that segment due to its relatively lower margin rates. Service revenues from our Information Technology Services segment increased from $10,763,000 in the six months ended December 31, 2004, to $11,747,000 in the six months ended December 31, 2005, or an increase of 9%, due primarily to increased billings for higher-end services.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

	For the Six Months ended December 31
REVENUES	2005	2004	Percentage change	Amount
Product	$28,583	19,145	49%	9,438

Service	13,696	15,640	(12)%	(1,946)

Total	42,279	34,785	22%	7,494

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the six months ended December 31, 2005, 58% of our revenues were derived from commercial clients, compared to 34% from government agencies and 8% from educational institutions.

Gross profit. Gross profit increased from $6,833,000 in the six months ended December 31, 2004 to $7,303,000 in the six months ended December 31, 2005, an increase of 7%. Gross margin for the six months ended December 31, 2005 was 17%, compared to 20% for the similar period in the prior fiscal year. While our services margin increased significantly, from 21% to 29%, our product margin decreased from 17% to 12%. Services margin increased primarily due to an increase in the overall level of utilization with respect to consultants throughout the company, a greater mix of higher-end services, and a lower percentage of BPO services. The decrease in overall product gross margin is primarily the result of having consummated several large, lower-margin product sales under contracts with certain state and local government clients and fewer vendor rebates that were received during the six months ended December 31, 2005. Although we have improved our service margins, and will seek opportunities to make further improvements, our product margins in particular are subject to competitive pricing pressures and fluctuate from period to period depending on the mix of products we provide. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses decreased to approximately $2,485,000 for the six months ended December 31, 2005, from approximately $2,809,000 for the six months ended December 31, 2004. As a percent of revenues, general and administrative expenses decreased from 8% to 6%. This decrease is primarily the result of reduced costs from restructuring and re-organization by new management.

Selling costs increased to approximately $6,176,000 for the six months ended December 31, 2005 from $4,374,000 in the six months ended December 31, 2004. The increase was primarily due to the addition of sales and business development personnel from the integration of the Redrock and ITI businesses, a $205,000 expense for employee stock options vested by sales personnel during the period, and increased sales commissions and other expenses commensurate with approximately $7,494,000 in higher revenues during the 2005 period.

Depreciation and amortization expense. Depreciation and amortization expense decreased to approximately $1,380,000 for the six-month period ended December 31, 2005, from approximately $1,542,000 during the same period in the prior year. The decrease is primarily due to lower amortization of customer lists from acquisitions completed in late 2004.

Interest expense. Interest expense for the six months ended December 31, 2005 increased to $3,493,000, as compared to $675,000 for the six months ended December 31, 2004. This increase is primarily due to $1,742,853 in non-cash interest charges resulting from the reduction in the conversion price of our 9% Notes, $168,768 in non-cash interest charges resulting from the reduction in warrant exercise prices for our 9% Notes, and $49,851 in non-cash interest charges resulting from the reduction in warrant exercise price for the Laurus Note. The increase also includes contractual interest due on notes that we entered into in January and October 2004, the bridge note entered into in November 2005, an increase in the average borrowings under our credit facility, and the amortization of deferred financing fees.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Six Months ended December 31,

OPERATING	Dollars		Percentage of Revenues
EXPENSES	2005	2004	2005	2004
Selling	6,176	4,374	15%	13%

General & Administrative(1)	2,485	2,809	6%	8%

Depreciation & Amortization(1)	1,380	1,542	3%	4%

Total	10,041	8,682	24%	25%

Net loss. Our net loss for the six months ended December 31, 2005 was $5,937,000 compared to a net loss of $6,956,000 for the six months ended December 31, 2004. The net loss during the six months ended December 31, 2005 includes depreciation and amortization expense of $1,380,000, non-cash option expense of $205,000, and interest expense of $3,493,000 (including a non-cash portion of $2,374,000). The net loss in the 2004 period included a gain from discontinued operations of $1,676,000 and a goodwill impairment expense of $6,026,000.

Discontinued Operations. Income from discontinued operations was $216,000 for the six months ended December 31, 2005 compared to income of $1,676,000 for the six months ended December 31, 2004. The 2004 period included a one-time gain from the resolution of certain liabilities associated with a discontinued transportation services business in the State of Virginia. The 2005 period includes a payment from First Transit relating to a contract extension related to assets sold in connection with our former non-emergency transportation brokerage services in Illinois.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Three Months Ended Dec. 31,
	2005	2004
Product Revenue	66%	54%
Service Revenue-Information Technology	29%	35%
Service Revenue-Business Process Outsourcing	5%	11%

Cost of Products	89%	81%
Cost of Service-Information Technology	68%	74%
Cost of Service-Business Process Outsourcing	93%	90%

Gross profit	17%	21%

SG & A	21%	20%
Interest expense	15%	2%
Loss from continuing operations	(23)%	(35)%
Gain (loss) from discontinued operations	—	—
Net income (loss)	(23)%	(35)%

Three months ended December 31, 2005 and December 31, 2004

Revenues. For the three months ended December 31, 2005, our revenues decreased to approximately $18,844,000 from approximately $20,002,000 for the three months ended December 31, 2004. This $1,158,000 decrease, or 6%, is principally attributable to a $1,232,000 decrease in revenues from our Business Process Outsourcing business, which is being de-emphasized.

Our product sales increased from $10,731,000 during the three months ended December 31, 2004 to $12,428,000 during the three months ended December 31, 2005. The 16% increase resulted primarily from the increase in product sales of network communications equipment and software, including voice-over-internet protocol (“VOIP”) products, and the sales of other networking and computer equipment and software products in all of our business regions.

Our services revenues decreased from $9,271,000 during the three months ended December 31, 2004 to $6,416,000 during the same period in 2005. This decrease resulted primarily from a decrease of approximately $1,232,000 from discontinued business process outsourcing services, and a decrease of IT services segment revenues of approximately $2,175,000 in our Southwest Region. This decrease was primarily due to a reorganization of the region during the period, and a decrease in billable days in the December quarter in 2005. Services revenues from our Business Process Outsourcing (“BPO”) segment decreased from $2,201,000 to $964,000 during the same period, as we de-emphasized that segment and did not pursue additional BPO services business.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

	For the Three Months ended December 31
REVENUES	2005	2004	Percentage change	Amount
Product	$12,428	10,731	16%	1,697

Service	6,416	9,271	(31)%	(2,855)

Total	18,844	20,002	(6)%	(1,158)

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the three months ended December 31, 2005, 68% of our revenues were derived from commercial clients, compared to 28% from government agencies and 4% from educational institutions.

Gross profit. Gross profit decreased from $4,151,000 in the quarter ended December 31, 2004 to $3,189,000 in the quarter ended December 31, 2005, a decrease of 23%. Gross margin decreased from 21% for the three months ended December 31, 2004 to 17% for the three months ended December 31, 2005. While our services margin increased from 22% to 28%, our product margin decreased from 19% to 11%. Services margin increased primarily due to a greater mix of higher-end services, and an increased proportion of IT services, relative to lower-margin BPO services. The decrease in overall product gross margin is primarily the result of having consummated several large, lower-margin product sales during the quarter, together with fewer vendor rebates that were received during the December quarter in 2005, compared to the December quarter in 2004. Although we have improved our service margins, and will seek opportunities to make further improvements, our product margins in particular are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses decreased by 27%, to approximately $1,051,000 for the three months ended December 31, 2005, from approximately $1,441,000 for the three months ended December 31, 2004. As a percent of revenues, general and administrative expenses decreased from 7% to 6%. This decrease is primarily the result of reduced costs from restructuring and re-organization by new management.

Selling expenses increased to approximately $3,000,000 for the three months ended December 31, 2005 from $2,548,000 in the three months ended December 31, 2004. The increase was primarily due to additional sales and business development personnel employed during the 2005 period.

Depreciation and amortization expense. Depreciation and amortization expense decreased to approximately $650,000 for the three-month period ended December 31, 2005, from approximately $781,000 during the same period in the prior year. The decrease is primarily due to lower amortization of customer lists from acquisitions completed in late 2004.

Interest expense. Interest expense for the three months ended December 31, 2005 increased to $2,759,000, as compared to $402,000 for the three months ended December 31, 2004. The increase includes non-cash charges of $2,374,000 incurred in connection with reduction in the conversion price of our 9% Notes, and reductions in the exercise prices of warrants issued to holders of 9% Notes and the Laurus Notes, and the amortization of deferred financing fees. The increase also includes contractual interest due on notes that we entered into in January and October 2004, a bridge loan in November 2005, and an increase in the average borrowings under our credit facility.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Three Months ended December 31,

OPERATING	Dollars		Percentage of Revenues
EXPENSES	2005	2004	2005	2004
Selling	3,000	2,548	16%	13%

General & Administrative	1,051	1,441	6%	7%

Depreciation & Amortization	650	781	3%	4%

Total	4,701	4,770	25%	24%

Net loss. Our net loss for the three months ended December 31, 2005 was $4,256,000 compared to a net loss of $7,004,000 for the three months ended December 31, 2004. The loss during the three months ended December 31, 2005 includes interest expense of $2,759,000 (including a non-cash portion of $2,374,000), and depreciation and amortization expense of $650,000. The net loss in the 2004 period included a goodwill impairment charge of $6,026,000, interest expense of $402,000, and depreciation and amortization expense of $781,000.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

	(Dollars in thousands)
	As of Dec. 31, 2005	As of June 30, 2005

Cash and cash equivalents	$980	$1,297

Working capital	$(9,160)	$(5,221)

Current ratio	.64:1	.80:1

Notes payable (current portion and accrued interest)	$6,058	$3,805

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

We incurred a net loss of $5,937,000 for the six months ended December 31, 2005, which includes $3,956,000 of non-cash and/or non-recurring charges resulting from $2,371,000 in non-cash interest charges; $1,380,000 of depreciation and amortization; and $205,000 in stock based compensation. At December 31, 2005, the Company had a working capital deficiency of approximately $9,160,000.

In October 2005, we raised gross proceeds of $2,500,000, upon issuance of notes to certain investors (the “Bridge Notes”). The proceeds were used to pay acquisition debt and for working capital. Interest on unpaid principal under the Bridge Notes is 12% per annum through March 1, 2006, 14% from March 1, 2006 to April 1, 2006, 16% from April 1, 2006 to May 1, 2006, 18% from May 1, 2006 to June 1, 2006, and 20% from June 1, 2006 until the maturity date, December 31, 2006.

In July 2005, we began making principal payments of approximately $146,000 per month on our 9% Subordinated Convertible Notes (the “9% Notes”) due to certain investors. In October 2005, we amended a majority of 9% Notes to defer all payments of principal due under such 9% Notes until January 2007. In connection with such amendment, we reduced the conversion price of such notes from $.65 to $.22, and issued the 9% Note holders warrants to purchase shares of our common stock at $.22 per share. We incurred a non-cash interest expense of $1,742,853 in connection with the reduction of the conversion price, and a non-cash interest expense of $168,768 in connection with a reduction in the exercise price of the warrants.

In October 2005, we amended our Amended and Restated Secured Convertible Term Note (the “Laurus Note”), and deferred principal payments under the Laurus Note from December 2005 until March 2006 in return for a reduction in the exercise price of warrants issued in connection with issuance of the Laurus Note from $.65 per share to $.25 per share. This transaction deferred aggregate payments of $831,249 in cash otherwise due and payable prior to March 2006. We incurred a non-cash interest expense of $49,851 in connection with the reduction in the exercise price of the warrants.

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

In June 2005, Casper Zublin, Jr. was appointed as our Chief Executive Officer, and Robert Webber was appointed our President, at which time we re-evaluated our business strategy with respect to our BPO segment and our available capital resources. We have recently taken certain steps to conserve our capital resources, including a de-emphasis on the BPO segment and a projected reduction of our general and administrative expenses by approximately $1,600,000 from the year ended June 30, 2005 to the year ended June 30, 2006. Total G&A expenses for the year ended June 30, 2005 were approximately $7,045,000 for the twelve-month period. For the first six months of the twelve-month period ending June 30, 2006, G&A expenses were $2,485,000, or $4,970,000 on an annualized basis. Thus, we believe that we will likely meet or exceed our projected G&A reduction target.

Despite these measures,  as well as attempts to reduce cash obligations through the restructuring of payments due under the Laurus Note and 9% Notes, the combination of continuing operating losses and the cash required to be paid under existing debt obligations has severely impacted our ability to sustain and grow our business. These matters raise substantial doubt about our ability to continue as a going concern without a re-structuring of our debt and/or an infusion of capital.

In November 2005, we announced our intention to offer up to $15,000,000 of shares of common stock in connection with a rights offering (the “Rights Offering”), pursuant to which we intended to distribute non-transferable subscription rights to purchase shares of common stock upon the effectiveness of a registration statement to stockholders of record as of a specified record date. Each subscription right would have entitled each stockholder to purchase two (2) shares of common stock for each share of common stock owned as of the record date. The price for each share purchased in the rights offering was expected to be $.10 per share. On January 6, 2006, we announced revised terms of the anticipated Rights Offering to reduce the aggregate amount of the offering to approximately $8,100,000. On January 31, 2006, we announced that we were no longer pursuing the Rights Offering and that we would withdraw the registration statement related to the Rights Offering, which registration statement was withdrawn on February 3, 2006.

On February 17, 2006, we signed a term sheet with B. Riley & Co., Inc. and Lloyd I. Miller, III pursuant to which B. Riley & Co., Inc. and Mr. Miller agreed to negotiate the prospective purchase of Senior Secured Notes in the aggregate principal amount of approximately $6.7 million and Junior Secured Convertible Notes in the aggregate principal amount of $3 million. Proceeds from the debt financing would be used to pay the outstanding principal and accrued interest under the Secured Convertible Term Note held by Laurus Master Fund, Ltd., in an aggregate amount of approximately $6.7 million and for general working capital. The new debt financing is contingent upon certain secured and unsecured creditors of approximately $10.7 million agreeing to negotiated settlements acceptable to the purchasers. In addition, we engaged Network 1 Financial Securities Inc. to act as placement agent for private placements of common stock solely to accredited investors in an aggregate amount of up to $4.5 million. The conversion price for the Junior Secured Convertible Notes would be equal to the price paid for our common stock in the proposed private placements. Definitive terms of the restructured debt and private placements have not been determined and are subject to ongoing negotiations. We have not entered into any binding agreements regarding our proposed recapitalization plan and there can be no assurance that we will consummate our proposed recapitalization plan on favorable terms, or at all.

Contractual Obligations

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Convertible Debt Obligations	12,014	5,729	6,285	—	—
Acquisition Debt	1,931	1,931	—	—	—
Operating Lease Obligations	1,984	610	1,009	335	30
Total	$15,929	$8,270	$7,294	$335	$30

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

For product sales, we apply the factors discussed in EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of our transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts billed to our customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, we have determined that we were acting as an agent, and therefore recognize revenues on a net basis. During the six months ended December 31, 2005, no revenues were recognized on a net basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities.

The Laurus Funds convertible secured term note exposes the Company to similar risks, and it requires interest to be paid at 1% over the prime rate. The table below provides information on the Laurus Funds Note as of December 31, 2005.

	Principal Balance	Interest Rate
Laurus Funds Note	$6,649,999	7.75%

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this quarterly report was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, President and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K filed on September 29, 2005, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Quarterly Report on Form 10-Q, and as set forth below in this Item IA. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K filed on September 29, 2005, but are not a complete list of all of our risk factors.

We will need additional capital in the future, or we will need to scale back operations.

We will need capital in the future, and if it is not available on terms acceptable to us, or at all, we would have to scale back operations and/or personnel costs. As of December 31, 2005, we had cash and cash equivalents of approximately $980,000. We have recently taken certain steps to conserve our capital resources, including a reduction of our general and administrative expenses, and deferred certain principal payments under our debt obligations. However, without additional increases in cash flow from operations, such reduction in our overhead would not be sufficient to overcome the projected shortage in working capital that we would experience in the event that we are unable to restructure our existing indebtedness or receive an infusion of capital during the third quarter of 2006. New financing transactions could include issuing additional equity and/or debt securities where appropriate. We anticipate using the proceeds of future financing transactions (if any) to retire debt and fund our working capital needs. In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants. We currently have no binding commitments for new financing in place nor can we provide any assurance that we will be successful in our efforts to raise additional capital in the future. If we are unable to raise additional capital during the third quarter of fiscal year 2006, we will need to scale back our operations and personnel and/or divest assets to continue operations. Any such reductions or divestitures would materially impact our operations. There can be no assurance that we will be successful restructuring our debt, reducing expenses as planned, selling assets, or raising additional capital and these matters raise substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and may not be able to achieve long-term profitability.

Since our inception in May 1989, we have incurred substantial operating losses, and as of December 31, 2005, there was substantial doubt about our ability to continue as a going concern. During the six months ended December 31, 2005, we generated a net loss of $5,937,000. At December 31, 2005, we had an accumulated deficit of $103,583,000. There can be no assurance that our revenues will exceed our operating expenses and cost of revenues in the future.

Dilution in ownership of our shares from the exercise or conversion of options, warrants, and convertible securities.

There are a significant number of outstanding options, warrants, and convertible securities to acquire shares of our Common Stock and we may grant additional rights in the future. The holders of such options, warrants, and convertible securities can be expected to exercise them at a time when our Common Stock is trading at a price higher than the exercise price of these outstanding options, warrants, and convertible securities. If these options or warrants to purchase our Common Stock are exercised, convertible debt is converted or other equity interests are granted under our 2001 or 2005 stock option plans or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of Common Stock. The existence of such options, warrants, and convertible securities may also adversely affect the terms on which we can obtain additional financing.

We intend to raise capital through offerings of our Common Stock, securities convertible into our Common Stock, or rights to acquire such securities or our Common Stock. Such other rights to acquire our Common Stock may be issued at exercise prices or conversion rates that are significantly lower than the price at which you may have paid for our shares. In addition, the shares issuable upon exercise of certain of the warrants and upon conversion of our convertible debt may increase subject to anti-dilutive rights, which we granted to warrant and debt holders. We may also issue a significant number of new options to purchase shares of our Common Stock, as the number of authorized shares under our 2005 option plan was increased to 30,000,000 by approval of the stockholders at our Annual Meeting on December 13, 2005.

New equity financings may result in a change in control of DynTek and may prevent our current stockholders from influencing significant corporate decisions.

In the event we raise additional capital through the sale of our Common Stock or securities convertible into shares of our Common Stock, based upon the current market value of our Common Stock, we will have to issue a significant number of shares to raise the capital necessary to fund current operations. In that case, the purchasers of such shares or convertible securities may purchase enough shares to collectively control a majority of the voting power of our Common Stock, which would provide such investors with the ability to control the election of our board of directors and to control approval of other matters presented for consideration by our stockholders, including mergers, acquisitions, amendments to our charter and various corporate governance actions. Such new investors may have interests different than yours. The significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 13, 2005. At the Annual Meeting, there was submitted to a vote of security holders the election of directors, an amendment to our Second Amended and Restated Certificate of Incorporation to authorize our Board to effect a reverse stock split, an amendment to our Second Amended and Restated Certificate of Incorporation to increase our authorized capital, an amendment to our 2005 Stock Incentive Plan to increase the number of shares issuable under the plan, and ratification of our independent registered public accounting firm. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to the proposals listed in the proxy statement. 81,164,636 share were outstanding. 60,864,660 shares voted.

Each director nominated and all other proposals submitted to a vote passed, and the voting outcome of each proposal was as follows:

1.                                       Election of the following four (4) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Name	For	Against or Withheld
Casper Zublin, Jr.	59,448,824	1,415,836
Robert I Webber	59,357,186	1,407,474
Marshall Toplansky	59,448,739	1,415,921
J. Michael Gullard	59,369,959	1,494,701

2.                                       Authorization of the Board to amend our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding Common Stock by a ratio of 1-for-10:

For:                           47,621,498                                          Against:  13,182,365                                      Abstain:  60,797

3.                                       Approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of shares of our capital stock that the Company would have the authority to issue from 160,000,000 shares to 460,000,000 shares, and our Common Stock, $0.0001 par value per share, that the Company would have authority to issue from 150,000,000 shares to 450,000,000 shares:

For:  57,668,612               Against:  3,113,857                                            Abstain:  82,191

4.                                       Approval of an amendment to the Company’s 2005 Stock Incentive Plan to (i) increase the number of shares of Common Stock issuable thereunder by 25,000,000 shares, bringing the total number of shares issuable thereunder to 30,000,000, and (ii) increase the total number of shares of Common Stock that may be acquired by any one individual pursuant to options or restricted stock awards granted under the 2005 Stock Incentive Plan in any one calendar year from 1,500,000 shares to 7,500,000 shares:

For:  30,574,605               Against:  3,351,415                                            Abstain:  286,998      Broker Non-Vote:  26,651,642

5.                                       Ratification of Marcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005:

For:                           60,144,404                                          Against:  612,000      Abstensions:  108,256

ITEM 6.	EXHIBITS

(a)          Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNTEK, INC.

By:	/s/ Casper Zublin, Jr.
Casper Zublin, Jr.
Chief Executive Officer

Date: February 17, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.