Form 10-Q
period 2006-03-31
DYNTEK INC
filed 2006-05-22
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filter, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Acclerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 16, 2006, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value, was 214,245,977.

DYNTEK, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – as of March 31, 2006 (unaudited) and June 30, 2005

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three and Nine Months Ended March 31, 2006 and March 31, 2005

Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended March 31, 2006 and March 31, 2005

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
Item 6. Exhibits

SIGNATURE

1.             PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$638	$963
Cash – Restricted	1,320	334
Accounts receivable, net of allowance for doubtful accounts of $581 and $618	11,067	17,894
Inventory	1,158	1,666
Prepaid expenses and other current assets	69	75
Other receivables	438	125
TOTAL CURRENT ASSETS	14,690	21,057

RESTRICTED CASH – over one year	711	231

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,553 and $3,233	818	959

GOODWILL	18,767	18,579

ACQUIRED CUSTOMER LISTS, net of accumulated amortization of $11,301 and $9,609	2,945	4,637

DEFERRED FINANCING COSTS, net of accumulated amortization of $104 and $476	348	1,002

DEPOSITS AND OTHER ASSETS	292	871
	$38,571	$47,336
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash overdraft	$532	$1,274
Accounts payable	4,612	8,937
Line of credit	6,524	4,697
Acquisition indebtedness	—	3,676
Accrued expenses	3,201	2,564
Deferred revenue	1,064	996
Notes payable-accrued interest	451	184
Notes payable-current portion	2,350	3,621
Current liabilities of discontinued operations	258	329
TOTAL CURRENT LIABILITIES	18,992	26,278

DEFERRED REVENUE	681	588
ACQUISITION INDEBTEDNESS	—	644
LONG TERM NOTES PAYABLE	3,836	6,371
TOTAL LIABILITIES	23,510	33,881

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 583,124 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively	—	1
Common stock, $.0001 par value, 450,000,000 shares authorized; 156,950,777 and 75,426,764 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively	5	5
Additional paid-in capital	121,995	109,551
Common shares to be issued for Notes conversion in 2006 (205,706,440 shares) and acquisition in 2005 (4,280,000 shares)	12,342	1,544
Accumulated deficit	(119,280)	(97,646)
TOTAL STOCKHOLDERS’ EQUITY	15,062	13,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,571	$47,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
REVENUES:
Product Revenues	$9,370	$11,936	$37,953	$31,081
Service Revenues	4,926	7,113	18,622	22,753
Total revenues	14,296	19,049	56,575	53,834

COST OF REVENUES:
Cost of products	8,648	10,383	33,839	25,984
Cost of services	4,540	5,450	14,325	17,801
Total cost of revenues	13,188	15,833	48,164	43,785
GROSS PROFIT	1,108	3,216	8,411	10,049

OPERATING EXPENSES:
Selling	3,491	3,096	9,667	7,469
General and administrative	1,816	1,490	4,301	4,256
Non cash expense for warrants		51		94
Depreciation and amortization	632	732	2,012	2,273
Goodwill Impairment	—	—	—	6,026
Total operating expenses	5,939	5,369	15,980	20,118

LOSS FROM OPERATIONS	(4,831)	(2,153)	(7,569)	(10,069)

OTHER INCOME (EXPENSE):
Gain (Loss) on extinguishment of debt	(8,521)	(336)	(8,521)	(336)
Loss on investment	—	(604)		(604)
Gain on marketable securities	—	—	54	—
Interest expense	(2,070)	(529)	(5,563)	(1,205)
Other income (expense)	(590)	—	(590)	(50)
Interest income	18	8	42	20
Total other income (expense)	(11,163)	(1,461)	(14,578)	(2,175)

LOSS FROM CONTINUING OPERATIONS	$(15,994)	$(3,614)	$(22,147)	$(12,244)
DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	297	(83)	513	1,593

NET LOSS	$(15,647)	$(3,697)	$(21,634)	$(10,651)

NET LOSS PER SHARE: Basic and Diluted
Continuing Operations	(.10)	(.05)	(.21)	(.20)
Discontinued Operations	—	—	—	.03
	$(.10)	$(.05)	$(.21)	$(.17)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION - Basic and Diluted	152,462,740	66,811,175	103,683,206	62,760,620

NET LOSS	$(15,697)	$(3,697)	$(21,634)	$(10,651)

COMPREHENSIVE LOSS, NET OF TAX
Change in unrealized gain (loss) on available-for-sale-securities	—	(8)	—	(29)

COMPREHENSIVE LOSS	$(15,697)	$(3,689)	$(21,634)	$(10,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(22,147)	$(12,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,012	2,187
Non-cash interest	3,970	381
Employee option expense	205	—
Write-down of capitalized software costs	—	82
Options and shares issued for services		87
Gain in marketable securities	(54)	—
Impairment of goodwill	—	6,026
Loss (gain) on extinguishment of debt	8,521	336
Loss on preferred investment	505	604
Note receivable		378
Changes in operating assets and liabilities:
Accounts receivable	6,779	(698)
Inventory	508	405
Accrued interest	165	—
Prepaid expenses and other current assets	6	48
Other receivables	(313)	—
Deposits and other assets	74	(305)
Accounts payable	(3,103)	(1,459)
Deferred revenue	161	(26)
Accrued expenses	811	(958)
Restricted cash	(1,466)	62
Total adjustments	18,780	7,150
NET CASH USED IN OPERATING ACTIVITIES	(3,367)	(5,094)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from disposition of marketable securities	54	—
Cash paid for acquisitions	(2,530)	(6,486)
Cash received from Redrock acquisition	—	405
Cash received from ITI acquisition	—	106
Capital expenditures	(179)	(622)
NET CASH USED IN INVESTING ACTIVITIES	(2,655)	(6,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(742)	—
Proceeds from debt financing	12,200	4,775
Deferred financing costs	(451)	—
Net proceeds under line of credit	1,827	(78)
Principal payments	(7,971)	—
Issuance of Common Stock, net of expenses	392	6,884
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,255	11,581
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	442	(1,871)
NET CASH PRODIVED BY (USED IN) DISCONTINUED OPERATIONS	442	(1,871)
NET INCREASE (DECREASE) IN CASH	(325)	(1,982)
CASH AT BEGINNING OF PERIOD	963	2,810
CASH AT END OF PERIOD	$638	$828

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share data)

	Nine Months Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,017	$616

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Debt discount issued in connection with convertible debt	$—	$60
Issuance of stock in connection with convertible debt	—	40
Conversion of senior subordinated debt converted		509

Acquisition of Redrock Communications Solutions, Inc. in 2004:
Cash paid to shareholders	763	2,750
Gross cash acquired	—	405
Contingent consideration	—	2,000

Acquisition of Integration Technologies, Inc. in 2004:
Cash paid to shareholders	—	2,500
Gross cash acquired	—	105
Contingent consideration		2,250

Acquisition of AMR in 2004:
Cash paid to shareholders	—	786

Entellus earn out paid		200

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

2.              LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $21,634,000 for the nine months ended March 31, 2006, which includes $15,213,000 of non-cash charges resulting from $2,012,000 of depreciation and amortization; $205,000 in stock-based compensation; $3,970,000 in non-cash interest charges; a $505,000 valuation adjustment on the investment in Tekinsight; and a $9,401,000 loss on the extinguishment of debt obligations under the ITI Notes and the 9% Notes; offset by a gain on extinguishment of trade payable debt of $880,000. At March 31, 2006, the Company had a working capital deficiency of approximately $4,302,000; which represents a $4,708,000 increase in working capital at December 31, 2005 after giving effect to certain capital transactions more fully described in Note 6.

In the first quarter of 2006, the Company instituted certain measures to reduce the amount of cash being used to support its operating activities. These measures include, among other things, streamlining operations by reducing employee headcount, cutting overhead expenses and focusing revenue generating activities on products that are intended to generate higher profit margins. The Company also effectuated certain conversions of debt to equity and raised additional capital during the quarter ended March 31, 2006 to alleviate its immediate cash flow needs.  Although the Company has taken certain measures to reduce costs and has effectuated certain changes in its capital structure, such attempts to improve liquidity have not, to date, enabled the Company to support its operations without seeking additional capital from outside sources.

The Company is continuing to pursue a variety of financial and operational initiatives intended to improve its liquidity; however, the Company must still raise additional capital to sustain its operations. The Company cannot provide any assurance that it will be successful in its efforts to improve its financial condition. In addition, the Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available on acceptable terms, if at all.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

In October 2005, the Company raised gross proceeds of $2,500,000, upon its issuance of notes to certain investors (the “Bridge Notes”).  The proceeds were used to pay acquisition debt and for working capital.  In March of 2006, the Company entered into an agreement with the holders of the Bridge Notes to convert subject to certain conditions the $2,609,315 in aggregate principal and accrued interest into shares of its common stock at a conversion price of $0.02 per share. The conversion will be effective and the debt obligation cancelled upon the date immediately following the effective date of the Company’s contemplated 1 for 10 reverse stock split, which the Company is required to effectuate on or before June 30, 2006; otherwise the Bridge Notes will continue to be outstanding obligations of the Company.

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

As described in Note 4, the Company paid $2,500,000 to the sellers of Integration Technologies, Inc. (“ITI”) as partial consideration for the acquisition of ITI in October 2004. The Company accrued an additional $2,845,748 of contingent consideration, of which $270,993 was paid in August 2005.  In September 2005, the Company entered into promissory notes (the “ITI Notes”) with three former shareholders of ITI, including the Company’s current chief executive officer, Casper Zublin, Jr., to defer an aggregate of $2,574,735 in payments due in connection with the acquisition of ITI.  Principal payments are due quarterly, with the balance due July 31, 2006.  In September 2005, the Company paid $643,684 in principal pursuant to the ITI Notes.  As described in Notes 4 and 6, in March 2006, the Company entered into agreements with the holders of the ITI Notes to convert $2,043,272 in the aggregate of principle and accrued interest under the ITI Notes into shares of the Company’s common stock at a conversion price of $0.02 per share.  The agreements effected a complete settlement of the debt outstanding under the ITI Notes and provide that the shares will be issued immediately following the effective date of the Company’s contemplated 1 for 10 reverse stock split.

On October 26, 2005, the Company amended its Restated Secured Convertible Term Note (the “Laurus Note”), to defer principal payments from December 2005 until March 2006. In exchange, the Company was required to decrease the exercise price of warrants issued in connection with the Laurus Note from $.65 per share to $.25 per share.  Laurus entered into this transaction to assist the Company in alleviating its immediate liquidity constraints.  This transaction deferred approximately $831,249 in aggregate payments originally due through March 2006 (Note 6). In March 2006, the remaining principal balance of $6,649,999 along with accrued interest of $102,198 was paid in full.

On October 26, 2005, the Company amended the 9% Subordinated Convertible Notes (the “9% Notes”) with a majority of the holders thereof, and deferred all payments of principal due under the 9% Notes until January 2007.  In exchange for the deferral, the Company (i) reduced the conversion price under the 9% Notes from $.65 to $.22 per share, (ii) reduced the exercise price of warrants held by the holders of the 9% Notes from $.50 to $0.22 per share, and (iii) increased the number of shares exercisable under the 9% Notes by an aggregate of 491,400 shares. This transaction deferred approximately $1,893,629 in aggregate principal payments otherwise due and payable through January 2007. In March 2006, the Company entered into agreements with the holders of the 9% Notes to convert $2,665,112 in aggregate principle and accrued interest into shares of the Company’s common stock at a conversion price of $0.02 per share.  These agreements effected a complete settlement of the debt outstanding under the 9% Notes and provide that the shares will be issued immediately following the effective date of the Company’s contemplated 1 for 10 reverse stock split.

On March 8, 2006, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which the Company issued Senior Secured Notes in the aggregate principal amount of $6.7 million with warrants for common stock (Note6). Proceeds from the sale of the Senior Notes were used to pay indebtedness outstanding under the Laurus Notes.

Under the Note Purchase Agreement, the Company also issued a Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller III (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”) (Note6). Proceeds from the issuance of the Junior Note were used to reduce additional indebtedness of the Company and for general corporate purposes. The Junior Note issued to the Junior Lender is convertible into 150,000,000 shares of Common Stock of the Company, assuming interest thereunder is paid in cash.

On March 8, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Securities Purchase Agreement”), pursuant to which the Company raised approximately $759,140 in gross proceeds through the initial closing of a private placement of an aggregate of 37,957,000 shares of common stock at a purchase price of $0.02 per share. The accredited investors also received warrants to purchase an aggregate of 7,591,400 shares of common stock (Note 8). Proceeds from the private placement of equity were used, in conjunction with the proceeds from the issuance of the Junior Note, to reduce additional indebtedness of the Company, and will also be used for general corporate purposes.

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

For product sales, the Company applies the factors discussed in Emerging Issues Task Force Issue “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis.  In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.  For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.  In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis.  For the nine months ended March 31, 2006,  no revenues were recognized on a net basis.

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

F.    Income (loss) per Common Share – Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, convertible debt, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of March 31, 2006 and 2005 is as follows:

	As of March 31,
	2006	2005
Common stock	156,950,777	74,633,144
Options and warrants	130,632,559	30,061,274
Convertible debt	150,000,000	16,734,172
Preferred Stock	—	1,457,810
	437,583,336	104,629,833

The determination of loss per share includes an aggregate of 205,706,440 shares issuable to the former holders of the ITI Notes (see Note 4), 9% Notes (see Note 6), and certain trade debt settled for shares (see Note 6). The weighted average calculation effect for the three months ending March 31, 2006 was 52,569,424 shares and the effect for the nine months ending March 31, 2006 was 17,267,329 shares. These shares have been included in the determination of loss per share in accordance with the provision of SFAS 128 “Earning Per Share.” Under SFAS 128, shares issuable for little or no cash consideration upon the satisfaction of certain conditions are deemed to be outstanding for purposes of computing basic EPS as of the date that all necessary conditions have been satisfied (in essence, when issuance of the shares is no longer contingent).

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

Effective July 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.  Consequently, during the nine months ended March 31, 2005, the Company recognized $205,000 in expenses, which represents the fair value of stock option awards that the Company elected to accelerate vesting during that period.

For the nine months ended March 31, 2005, the Company had applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As required under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the following table presents pro- forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

(in thousands except per share data)	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net Loss	$(3,697)	$(10,651)
Stock-based employee compensation cost, net of tax effect, under fair value accounting	35	(140)
Pro-forma net loss under Fair Value Method	$(3,732)	$(10,791)
Loss per share
Basic	$(0.05)	$(0.17)
Diluted	(0.05)	$(0.17)
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting:
Pro-forma loss share basic	(0.05)	(0.17)
Pro-forma loss share diluted	$(0.05)	$(0.17)

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

P.    Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.  SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

The Company’s convertible notes do not host embedded conversion options that are deemed to be free standing derivatives financial instruments or beneficial conversion features the commitment date fair value of the underlying common stock.

Q.            New Accounting Standards

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

Other  accounting  standards  that have been  issued or  proposed by the FASB or other standards-setting  bodies that do not require adoption until a future date are not  expected  to  have a  material  impact  on the  consolidated  financial statements upon adoption.

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

On October 18, 2004, the Merger Sub was merged into ITI with ITI becoming a wholly-owned subsidiary of the Company (the “Merger”).  The consideration paid or payable to the ITI Shareholders in connection with the Merger was comprised of: (i) an initial cash payment of $2,500,000; (ii) an earn-out cash payment up to a maximum amount of $1,500,000, based upon ITI’s EBITDA for the period between July 1, 2004 through June 30, 2005; (iii) a earn-out cash payment up to a maximum amount of $1,500,000, based upon ITI’s revenue for the period between July 1, 2004 through June 30, 2005; and (iv) an aggregate number of whole shares of Company common stock based on the average closing sale price per share (the “Share Price”) of such common stock for the 30 trading days prior to June 28, 2005 (the “Share Consideration”).  The Share Price was $.36 and the value of 4,280,000 shares, the maximum number of shares to be issued under the Merger Agreement, was $1,544,252.  In the event the number of shares issuable as Stock Consideration was so limited, the Company agreed to pay the difference between the share value and $2,140,000 to the Shareholders in cash.  The resulting cash adjustment was $595,748 (the “Cash Adjustment”).

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

In September 2005, the Company entered into promissory notes with the three remaining ITI Shareholders (the “ITI Notes”), including the Company’s current chief executive officer, Casper Zublin, Jr., to pay an aggregate of $2,574,735.  Principal payments were due quarterly beginning in September 2005, with the balance due on July 31, 2006.  The ITI Notes bore interest at a rate of 8.9%.  The interest on Mr. Zublin’s note was payable in shares of the Company’s Common Stock.  The Company paid $643,684 in principal due under the ITI Notes in September 2005, with a remaining aggregate principal balance of $1,931,051.

On March 8, 2006, the Company entered into Conversion and Settlement Agreements with the holders of ITI Notes providing for the surrender of the notes to the Company for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest of $2,665,112 by a conversion price of $.02 per share.  As described in Note 6, the Company accounted for the extinguishment of these and other notes that were also settled on March 8, 2006 as a troubled debt restructuring in accordance with SFAS 15.

5.              RESTRICTED CASH

Restricted cash includes cash received in the amount of $1,379,000 in connection with maintenance agreements that are restricted and will become available to the Company as revenue is earned and recognized under the terms of the respective agreements, which are three years for which approximately $711,000 is classified as a non-current asset.  Restricted cash also includes cash deposits from a subsequent closing of a private placement in the amount of $652,000 made by prospective purchasers of shares of the Company’s common stock and warrants to purchase common stock under the terms of a securities purchase agreement. The cash deposits in connection with the private placement became available to the Company upon the closing of the private placement on May 15, 2006.

6.              NOTES PAYABLE

9% Subordinated Convertible Note

On October 15, 2004, the Company entered into a 9% Senior Subordinated Convertible Note Purchase Agreement with certain investors in which it issued an aggregate of $4,438,775 in principal amount of the Company’s Senior Subordinated Convertible Notes (the “9% Notes”), bearing interest at 9% per annum with a maturity of three years.  Interest payments were due quarterly on the first day of each calendar quarter.  Principal payments were due in monthly installments of $145,844 beginning July 1, 2005 with any remaining principal due on October 15, 2007.  The 9% Notes were convertible into shares of the Company’s common stock at a conversion price of $.65 per share, subject to certain adjustments.  At December 31, 2005, the net carrying value of these notes amounted to $2,993,637 including unamortized discounts of approximately $339,595.

Amortization of the debt discount in connection with issuance of the 9% Notes amounted to $434,365 inclusive of a $308,005 adjustment upon conversion of the debt during the nine months ended March 31, 2006 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations.  Contractual interest expense on the 9% Notes for the nine months ended March 31, 2006 amounted to $238,895 and is also included as a component of interest expense in the accompanying condensed consolidated statement of operations.

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

The Company accounted for the modification of the 9% Notes in accordance with SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS 15”).  Accordingly, the Company recorded a non-cash interest charge of $1,742,853, which represented the incremental number of shares issuable upon conversion of the 9% Notes by having reduced the conversion price from $.65 to $.22, multiplied by $.20, the closing price of the Company’s common stock on October 26, 2005.  The Company also recorded a non-cash interest charge in the amount of $168,768, which represents the increase in the fair value of the common stock purchase warrants held by the holders of the 9% Notes that resulted from reducing their exercise price from $.50 to $.22 as of the date of the modification.

On March 8, 2006, the Company entered into Conversion and Settlement Agreements with the holders of the 9% Notes providing for the surrender of the notes to the Company for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest of $2,665,112 by a conversion price of $.02 per share.  As described below (Debt Extinguishment Accounting), the Company accounted for the extinguishment of these and certain other notes also settled on March 31, 2005 as a troubled debt restructuring in accordance with SFAS 15.

Laurus Funds Note

On November 15, 2004, the Company entered into an Amended and Restated Secured Convertible Term Note with Laurus Master Fund, LTD (the “Laurus Note”).  The Laurus Note was convertible into the Company’s common stock at the option of Laurus Funds at a conversion price of $0.65 per share.  The Laurus Note is subordinated to the Company’s working capital credit facility; however, substantially all other assets of the Company have been pledged as security for this obligation.

The Laurus Note provides for interest payable at the greater of the prime rate plus 1% per annum or 4% per annum.  Principal payments were due in twenty-four monthly installments of $277,083 beginning December 1, 2005. Any pre-payments of principal that the Company chose to make under the Laurus Note prior to its maturity was subject to a 2% prepayment premium.

In connection with this transaction, the Company also issued to Laurus Funds a five-year amended and restated warrant to purchase 1,046,150 shares of the Company’s common stock, exercisable at $0.65 per share (the “Laurus

Warrant”)

In accordance with APB 14, the Company allocated $6,551,000 of the proceeds to the Laurus Notes and $98,982 of the proceeds to the Laurus Warrant (including the effect of note amendments).  Accretion of the aforementioned discount (including the effect of note amendments) amounted to $163,733 inclusive of an $118,565 adjustment upon cancellation of the debt for the nine months ended March 31, 2006, and is included as a component of interest expense in the accompanying statement of operations. Contractual interest expense on the Laurus Notes amounted to $402,557 for the nine months ended March 31, 2006 and is also included as a component of interest expense in the accompanying statement of operations

On October 26, 2005, the Company amended the Laurus Note, and deferred principal payments from December 2005 until March 2006 in return for a decrease in the exercise price of warrants issued in connection with issuance of the Laurus Note from $.65 per share to $.25 per share.  Laurus entered this transaction to assist the Company in alleviating its immediate liquidity constraints.  This transaction deferred approximately $831,249 in aggregate payments otherwise due and payable through March 2006.

The Company accounted for the modification of the Laurus Note in accordance with SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”).  Accordingly, there was no change in the carrying value of the Laurus Note since the amendment affected only the timing of the payments and not the aggregate amount of the liability.  The Company also recorded a non-cash interest charge in the amount of $49,851, which represented the increase in the fair value of the common stock purchase warrants held by Laurus that resulted from reducing their exercise price from $.65 to $.25 as of the date of the modification.

In March 2006, proceeds from the Senior Notes (see Note 2 and below) were used to satisfy the principal balance of $6,649,999 on the Laurus Note debt obligation and related interest fees of $102,198; a prepayment premium was waived upon payment in full.

Bridge Notes

On October 26, 2005, the Company entered into a Note Purchase Agreement, whereby it obtained an aggregate loan of $2,500,000 from two shareholders of the Company pursuant to two Secured Promissory Notes (the “Bridge Notes”), each in the original principal amount of $1,250,000.  The Bridge Notes bear interest at 12% per annum until March 1, 2006, with the interest rate increasing 2% each month until June 1, 2006, and then remaining constant at 20% until maturity, December 31, 2006.  The Company is required to redeem the Bridge Notes on the earlier of (i) the closing of a rights offering to record holders of the Company’s common stock in an aggregate amount of $15,000,000 or more; (ii) the stated maturity date, December 31, 2006; or (iii) an event of default. Payment of principal and interest under the Bridge Notes is secured by a lien on substantially all the assets of the Company, which lien is subordinated to the perfected security interests held by existing secured lenders.  The carrying value of the Bridge Notes is approximately equal to its fair value due to its short maturity and the fact that the contractual interest rate is approximately equal to the effective rate of interest that would prevail for instruments with similar credit risk.

In connection with the issuance of the Bridge Notes, the Company issued warrants to purchase shares of its common stock (the “Warrants”).  The Warrants are exercisable for an aggregate 1,000,000 shares of its common stock at an exercise price equal to $0.10 per share of the price per.  The Warrants expire on October 26, 2015.  In accordance with APB14, the company recorded a $150,000 discount on the Bridge Notes based on the relative fair values of the Bridge Notes and the Warrants.

Contractual interest expense on the Bridge Notes for the nine months ended March 31, 2006 amounted to $109,315 and is also included as a component of interest expense in the accompanying condensed consolidated statement of operations

In connection with the new debt financing and private placement of equity described within the new Senior and Junior Notes, on March 8, 2006, the Company entered into binding agreements with Mr. Miller and SACC Partners to convert, at a conversion rate of $0.02 per share, approximately $109,315 of outstanding interest and $2,500,000 in outstanding debt principal into an aggregate of 130,465,753 shares of the Company’s Common Stock. The conversion will be effective and the debt obligation cancelled on the date immediately following the effective date of the Company’s contemplated 1 for 10 reverse stock split, which must occur on or before June 30, 2006; otherwise the Bridge Notes will continue to be outstanding obligations of the Company.

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

The new credit facility is comprised of two primary components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF agreed to finance certain of the Company’s qualified product purchases under an arrangement that provides for the Company to assign accounts receivable (resulting from product sales to customers) and for NETF to assume the liability for payment to product vendors; and (2) an Asset Purchase Agreement (the “APA”), under which NETF purchased $7,500,000 of qualified accounts receivables (both services and products).  These agreements are secured by the Company’s accounts receivables that are transferred under the respective agreements.  The agreements also contain certain provisions that allow NETF to return the liability to the Company if customers have not paid in 150 days. The proceeds received under the APA were used to repay in full the $4,800,000 balance on the credit line with Textron, for acquisition debt, and general corporate purposes.  In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of additional qualified accounts receivable in the future on the same terms.  As of March 31, 2006, the balance on the NETF line of credit was $6,524,000; the APA account was approximately $1,478,000 and the APLA account was approximately $5,046,000.

Senior Notes

On March 8, 2006, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which the Company issued Senior Secured Notes in the aggregate principal amount of $6.7 million with warrants for common stock (the “Senior Notes”). The interest rate for the Senior Notes is 8% per annum if paid in cash, or 11% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be amortized over three years and payable in monthly installments beginning March 31, 2009, with the balance payable on the maturity date of March 1, 2010, and interest will be payable quarterly in arrears beginning June 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Senior Notes during the period that the Company continues such election. As a condition to the purchase of Senior Notes, the Company issued warrants pro rata, according to each Senior Lender’s proportion of the aggregate principal amount of the Senior Notes, to purchase 19.9% of its outstanding Common Stock at the time of exercise, exercisable at $0.001 per share of Common Stock, until December 31, 2016.

In accordance with APB 14, the Company allocated $3,780,774 of the proceeds to the Senior Notes and $2,919,226 of the proceeds to the warrants.  The difference between the carrying amount of the Senior Notes and their contractual redemption amount is being accreted as interest expense to February 2010, their earliest date of redemption. Accretion of the aforementioned discount amounted to $42,429 for the nine months ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations.

The Company evaluated the warrants issued to the holders of these notes to determine whether, as free standing derivatives,  their classification as equity instruments as of March 31, 2006 would be required under EITF 00-19. The Company determined that since (as of March 31, 2006) it had sufficient, authorized but unissued shares to net share settle these and all of its other derivative and convertible instruments, that the net share settlement was within its control. Accordingly, the Company classified these warrants as equity instruments in accordance with EITF 0019.  The fair value of the warrants was calculated using the black-scholes option pricing model.

Junior Notes

Under the Note Purchase Agreement, the Company also issued a Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”). The interest rate for the Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning June 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Junior Note during the period that the Company continues such election. The Junior Note may be converted into common stock of the Company at any time at the election of the holder at a conversion price of $0.02 per share of common stock. Proceeds from the issuance of the Junior Note were used to reduce additional indebtedness of the Company and for general corporate purposes. The Junior Note issued to the Junior Lender is convertible into 150,000,000 shares of Common Stock of the Company, assuming the interest thereunder is paid in cash.

The Company evaluated the conversion feature embedded in the Junior Note to determine whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. In performing this analysis the Company determined that the Junior Notes meet the definition of a conventional debt instrument; accordingly, the notes and related conversion option were accounted for in accordance with the provisions of EITF 98-5 and EITF 00-27.  Under this method, the Company recorded a $3,000,000 discount against the entire principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.04 per share multiplied by 150,000,000 shares issuable upon conversion; however, such discount was limited to the carrying value of the note. The discount of $3,000,000 is being amortized over the five year term of the note.  Amortization of the discount amounted to $12,943 for the nine months ended March 31, 2006 and is included as a component of interest expense in the accompanying statement or operations.

Debt Extinguishment Related Accounting

As described above (9% Subordinated Convertible Notes) and in Note 4, the Company entered into Conversion and Settlement Agreements with the 9% Note holders of these obligations, which provide for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest on the notes by a conversion price of $.02 per share.  These agreements effectuated a complete settlement of these debts. The Company accounted for these extinguishments in accordance with SFAS 15 due to the fact that the holders of the notes granted the Company a concession intended to alleviate its immediate liquidity constraints.  The concession that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a private placement of equity securities (Note 8) that resulted in an infusion of cash that was needed to sustain operations.

In accordance with the provisions of SFAS 15, the Company recorded, with respect to the 9% Notes, a $5,314,705 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 132,830,281 shares of common stock issuable to such holders for the settlement of the notes (of which 35,329,141 were delivered to certain note holders as of March 2006) and (b) the carrying value of the notes on March 8, 2006, the settlement date, which amounted to $2,655,112.

With respect to the ITI Notes, the Company recorded a $4,086,547 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 102,163,648 shares of common stock issuable to such holders for the settlement of the notes and (b) the carrying value of the notes on the settlement date, which amounted to $2,043,272.

The Company also entered into Conversion and Settlement Agreements with certain trade payable creditors to convert outstanding debt balances in the aggregate of $170,833 into 8,541,650 shares of common stock at the conversion price of $0.02 per share. With respect to these certain trade payable debts; the Company recorded a $341,666 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 8,541,650 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $170,833 at the conversion price of $0.02 per share. On March 31, 2006, in accordance with a separation agreement with the Chief Financial Officer, Robert Webber, 2,500,000 of these shares were issued in exchange amounts for due of $50,000.

In connection with the new debt financing and private placement of equity described in the Liquidity and Capital Resources,, on March 8, 2006, we entered into binding agreements with various unsecured creditors of the Company holding approximately $1,947,000 of indebtedness; settlement of these debts in one-time cash payments amounted to approximately $725,000 from funds received through the Junior Note described in Note 2 and 6, effectuating a one-time gain of $1,222,000.

Under the terms of these agreements, the note holders irrevocably surrendered their right to demand cash settlement of these obligations in exchange for shares of the company’s common stock. These shares that will be issued at the effective time of a 1 for 10 reverse stock-split.  On December 14, 2005, a majority of the Company’s stockholders voted in favor of authorizing the board to effectuate the reverse stock split at a time of its discretion. Such authorization was made as part of the Company’s overall initiative to create sufficient authorized but unissued shares that are needed to effectuate planned financing transactions.  Under the terms of the Conversion and Settlement Agreements of March 8, 2006, the Company is contractually obligated to effectuate such split by no later than June 30, 2006 at which time, the shares issuable under these agreements will be released to the note holders (in quantities that give effect the split) based on the carrying values of the respective notes.

The Company also evaluated the classification of the shares issuable under this arrangement to determine their proper classification as March 31, 2006. The Company determined that since, as of March 31, 2006, it (a) controls settlement of the notes in shares, (b) effectuated an irrevocable cancellation of the notes, and (c) received authorization to effectuate a split at the discretion of the board of directors that, all events necessary to settle such debt in shares was complete. Accordingly, the Company classified the fair value of the stock under this arrangement as stock to be issued in the accompanying statement of changes in stockholders’ equity and balance sheet as of March 31, 2006.

7.              ACQUISITION INDEBTEDNESS

In March 2006, acquisition indebtedness from the three sellers of ITI in the amount of $1,931,051 and accrued interest of approximately $112,221 was converted to equity (see Note 4).

8.              STOCKHOLDERS’ EQUITY

At June 30, 2005 there were 75,426,765 shares of the Company’s common stock issued and outstanding.

A reconciliation of the Company’s common shares issued and outstanding during the nine month period from June 30, 2005 through March 31, 2006 is a s follows:

Summary Reconciliation of Shares Issued and Outstanding

as of March 31, 2006

Common Stock
Balance – June 30, 2005	75,426,765

Common stock issued on conversion of preferred shares	1,457,871
Common stock issued on ITI acquisition	4,280,000
Common stock issued in private placements	37,957,000
Common stock issued on conversion of 9% Notes payable (Note 6)	35,329,141
Common stock issued on separation agreement	2,500,000

Balance – March 31, 2006	156,950,777

During the period ending September 30, 2005, the Company issued 4,280,000 shares of common stock to the holders of the ITI Notes pursuant to the October 2004 acquisition of ITI (see Note 4) and the Company automatically converted then outstanding Series A Preferred Stock into 1,457,871 shares of its common stock, at a rate of 2.5 shares for each preferred share, pursuant to the terms of the Series A Preferred Stock Certificate of Designations.

During the period ending March 31, 2006, the Company, on March 8, 2006, entered into a Securities Purchase Agreement with certain accredited investors (the “Securities Purchase Agreement”), pursuant to which the Company raised approximately $759,140 in gross proceeds through the initial closing of a private placement of an aggregate of 37,957,000 shares of common stock at a purchase price of $0.02 per share. The accredited investors also received warrants to purchase an aggregate of 7,591,400 shares of common stock, which is equal to 20% of the shares of common stock purchased by such investors, at an exercise price of $0.02 per share (each an “Investor Warrant” and collectively, the “Investor Warrants”). Network 1 Financial Securities, Inc. (“Network 1”) acted as the placement agent for such financing and was paid a fee of $75,914 and issued a warrant to purchase 7,591,400 shares of common stock at an exercise price of $.02 per share. In March 2006, the Company also issued 35,329,141 shares of common stock under the Conversion and Settlement Agreements with the holders of the 9% to holders as described in Note 6.  On March 31, 2006 the company also issued 2,500,000 shares of common stock as part of separation agreement with the Company’s Chief Financial Officer, Robert Webber.

Common Stock to be Issued

Additional shares of the Company’s common stock will be issued immediately following the effective date of the Company’s contemplated 1 for 10 reverse stock split in the aggregate of 256,812,035 shares to the former holder of the ITI Notes (see Note 4), 9% Notes (see Note 6), and certain trade debt settled for shares, (see Note 6).

9.              COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

Westcon Settlement

On April 7, 2003 Westcon, Inc. filed a breach of contract complaint in the Supreme Court of New York State, County of Westchester. The complaint arose from the Company’s failure to make payments within the terms of the reseller agreement. This dispute was settled in March 2006 upon payment of $87,000 to Westcon.

Separation Agreement with Former Chief Executive Officer

On May 26, 2005, the Company and Steven J. Ross, its then Chairman and Chief Executive Officer entered into a Separation Agreement and General Release (“Separation Agreement”).  The Separation Agreement provides for the mutual termination of an Employment Agreement, dated July 1, 2004, between the Company and Mr. Ross, pursuant to which Mr. Ross was employed as President and Chief Executive Officer of the Company.  The Separation Agreement also provides for salary continuation for Mr. Ross based on his then current annual salary of $440,000 through May 31, 2006, a portion of his bonus under the Employment Agreement not to exceed $110,000, and continuation of insurance benefits through May 31, 2006.  The Separation Agreement contains a mutual release, as well as certain non-solicitation and non-competition covenants by Mr. Ross in favor of the Company. In March 2006, the balance due under the separation agreement was restructured to a one time cash settlement of $43,333 with a remaining $73,333 being converted into shares of the Company’s common stock at a conversion price of $0.02 per share.

Contract Management Services Agreement

As of March 1, 2004, the Company entered into a series of agreements with Young Williams, P.C. Under the services agreement, Young Williams will manage certain contracts of the Company pursuant to which it provides child support services.  The Company agreed to pay Young Williams a fee of 12% of revenues under the contracts, and the Company will remain responsible for the operating expenses related to the contracts managed by Young Williams for the current term and option year extensions of each contract.  The management fee paid to Young Williams was $309,000 for the nine months ended March 31, 2006. In the event of contract renewals past the current terms and option years, Young Williams will have the right to bid the contracts. If Young Williams is awarded a new contract, it will pay the Company 4% of revenues under each such contract during the awarded term through February 2010.

10.       DISCONTINUED OPERATIONS

During 2003, the Company disposed of its non-emergency transportation business.  At March 31, 2006, the total remaining liabilities of discontinued operations was $258,000.

Effective March 1, 2003, the Company entered into an Asset Purchase Agreement with First Transit, Inc. (the “First Transit Agreement”), pursuant to which the Company sold to First Transit, Inc. certain specific assets relating to its former non-emergency transportation brokerage services previously business.  The assets sold consisted of the Company’s interests in three contracts to provide non-emergency transportation related services and related assets used in connection with performance of such contracts by the Company as well as the assumption of all vendor and services sub-contract agreements relating to the contracts. The purchase price consisted of $6,450,000 cash payments and up to $1,750,000 to be paid in the event that First Transit, Inc. is able to obtain an extension of the Illinois Department of Public Aid contract for a period of up to three years beyond May 31, 2004, under certain specified conditions.  As part of the First Transit Agreement, the Company agreed not to compete with First Transit in the business that was sold.  The Company received payments of $529,000 during the nine-month period ended March 31, 2006 from the extension of the Illinois Department of Public Aid contract and no further payments are expected.

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

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Services	Total
Three months ended March 31, 2006
Sales	$814	$13,482	$14,296
Depreciation and amortization expense	—	632	632
Goodwill impairment	—	—	—
Income (loss) from operations	(16)	(4,815)	(4,831)
Interest expense	—	2,070	2,070
Total assets	228	38,343	38,571
Capital expenditures	—	6	6

Three months ended March 31, 2005
Sales	$2,456	$16,593	$19,049
Depreciation and amortization expense	117	615	732
Goodwill impairment	—	—	—
Income (loss) from operations	47	(2,200)	(2,153)
Interest expense	—	529	529
Total assets	8,336	42,482	50,818
Capital expenditures	—	78	78

Nine months ended March 31, 2006
Sales to external customers	$2,763	$53,812	$56,575
Depreciation and amortization expense	35	1,977	2,012
Goodwill impairment	—	—	—
Income (loss) from operations	64	(7,633)	(7,569)
Interest expense	—	(5,563)	(5,563)
Total assets	228	38,343	38,571
Capital expenditures	—	179	179

Nine months ended March 31, 2005
Sales to external customers	$5,333	$48,501	$53,834
Depreciation and amortization expense	351	1,922	2,273
Goodwill impairment	5,741	285	6,026
Income (loss) from operations	(5,637)	(4,054)	(10,069)
Interest expense	—	1,205	1,205
Total assets	8,336	42,482	50,818
Capital expenditures	27	595	622

12.  SUBSEQUENT EVENTS

On May 15, 2006, the Company effected a second and final closing of a private placement and raised $1,145,904 in gross proceeds from the sale of 57,295,200 shares of common stock at $0.02 per share and issued warrants to purchase 11,459,040 shares of common stock at an exercise price of $0.02 per share. At the second closing Network 1 was paid a fee of $114,590 and issued a warrant to purchase 11,459,040 shares of common stock at an exercise price of $0.02 per share. As a result of the second closing, the $652,000 in restricted funds as of March 31, 2006 became available to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2005 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company”, “we,” “our,” and “us,” refers to either the Company alone, or the Company and its subsidiaries.

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

•        Our ability to finance and sustain operations, including the ability to fund, outstanding indebtedness, when due, or to replace such indebtedness with alternative financing;

•        Our ability to raise equity capital or debt in the future, despite historical losses from operations and in the absence of such fund raising , our ability to continue as a going concern;

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

We believe that our services-led approach, combined with expertise in multi-disciplinary practice areas such as IT security, converged networking (VOIP), application infrastructure, and access infrastructure, will continue to provide the platform we need to capture an increasing share of our target markets. Our strategy allows our clients to rely on us as their primary IT vendor. Additionally, we believe that our multi-disciplinary capabilities help differentiate us from our competitors in the markets in which we compete.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Nine Months Ended March 31,
	2006	2005
Product Revenue	67%	58%
Service Revenue-Information Technology	28%	32%
Service Revenue-Business Process Outsourcing	5%	10%

Cost of Products	89%	84%
Cost of Service-Information Technology	76%	77%
Cost of Service-Business Process Outsourcing	80%	84%

Gross profit	15%	19%

SG & A	25%	22%
Interest expense	10%	2%
Loss from continuing operations	(39)%	(23)%
Gain from discontinued operations	1%	3%
Net Income (loss)	(38)%	(20)%

Nine months ended March 31, 2006 and March  31, 2005

Revenues. For the nine months ended March 31, 2006, our revenues increased to approximately $56,575,000 from approximately $53,834,000 for the nine months ended March 31, 2005. This $2,741,000 increase, or 5%, is principally attributable to an increase of $4,326,000 from new business in our Midwest region, primarily composed of new accounts in both the education and commercial markets, and additional growth of $985,000 in our IT Services segment revenues from our other regions; less a decrease of $2,570,000 in sales from our BPO business, which is being de-emphasized.

Our product sales increased from $31,081,000 during the nine months ended March 31, 2005 to $37,953,000 during the nine months ended March 31, 2006. The increase of $6,872,000, or 22%, resulted primarily from an increase in our Midwest region by $4,128,000, primarily composed of new accounts in both the education and commercial markets. Our Southwest region increased by $2,744,000 from sales of network communications equipment and software, including voice-over-internet protocol (“VOIP”) products. The balance of the growth came from sales of other networking and computer equipment and software products in our other regions.

Our services revenues decreased from $22,753,000 during the nine months ended March 31, 2005 to $18,622,000 during the same period in fiscal year 2006, a decrease of $4,131,000. This decrease resulted from a $2,570,000 decrease in service revenues from our Business Process Outsourcing (“BPO”) segment, coupled by a $1,561,000 decrease in IT service revenues. Our BPO services revenues decreased from approximately $5,333,000 during the nine months ended March 31, 2005 to $2,763,000 during the nine months ended March 31, 2006 as we are no longer pursuing opportunities in that segment due to its relatively lower margin rates. Service revenues from our Information Technology Services segment decreased from $17,420,000 in the nine months ended March 31, 2005, to $15,869,000 in the nine months ended March 31, 2006, or a decrease of 9%.  We believe that the decrease in service revenues was largely reflective of the Company’s liquidity/funding concerns early in the March 2006 quarter and lower utilization of service personnel..

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

REVENUES	For the Nine Months ended March 31
	2006	2005	Percentage change	Amount
Product	$37,953	31,081	22%	6,872

Service	18,622	22,753	(18)%	(4,131)

Total	56,575	53,834	5%	2,741

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the nine months ended March 31, 2006, 56% of our revenues were derived from commercial clients, compared to 35% from government agencies and 9% from educational institutions.

Gross profit. Gross profit decreased from $10,049,000 in the nine months ended March 31, 2005 to $8,411,000 in the nine months ended March 31, 2006, a decrease of 16%. Total gross margin for the nine months ended March 31, 2006 was 15%, compared to 19% for the similar period in the prior fiscal year. While our services margin increased from 22% to 23%, our product margin decreased from 16% to 11%. Services margin increased primarily due to an increase in the overall level of utilization year to date with respect to consultants throughout the company, a greater mix of higher-end services, and a lower percentage of BPO services. The decrease in overall product gross margin is primarily the result of the competitive marketplace in commercial accounts as well as having consummated several large, lower-margin product sales under contracts with certain state and local government clients, and fewer vendor rebates that were received during the nine months ended March 31, 2006. Although we have improved our service margins, and will seek opportunities to make further improvements, our product margins in particular are subject to competitive pricing pressures and fluctuate from period to period depending on the mix of products we provide. We believe that current product margins are more reflective of the present marketplace and likely to continue at or near present levels into the foreseeable future.  We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses increased to approximately $4,301,000 for the nine months ended March 31, 2006, from approximately $4,256,000 for the nine months ended March 31, 2005. As a percent of revenues, general and administrative expenses remained at 8% for both the nine months ending March 2005 and March 2006.. The company incurred significant one-time restructuring and reorganization charges as part of the announced cost reductions during the first quarter of 2005 and the third quarter of 2006, coupled by increases in professional services expense to implement these improvements for the purpose of lowering our overall future cost structure.

Selling costs increased to approximately $9,667,000 for the nine months ended March 31, 2006 from $7,469,000 in the nine months ended March 31, 2005. As a percent of revenues, selling expenses increased from 14% to 17% in the nine months ended March 31, 2006 on lower than expected sales for the 2006 third quarter. Approximately $287,000 of the increase arose from one time restructuring and re-organization costs during the March 2006 quarter. The balance of the increase was primarily due to the addition of sales and business development personnel from the integration of the Redrock and ITI businesses, a $205,000 expense for employee stock options vested by sales personnel during the period, and increased sales commissions and other expenses commensurate with approximately $2,741,000 in higher revenues during the 2006 period.

Depreciation and amortization expense. Depreciation and amortization expense decreased to approximately $2,012,000 for the nine-month period ended March 31, 2006, from approximately $2,273,000 during the same period in the prior year. The decrease is primarily due to lower amortization of customer lists from acquisitions completed in late 2004.

Interest expense. Interest expense for the nine months ended March 31, 2006 increased to $5,563,000, as compared to $1,205,000 for the nine months ended March 31, 2005. This increase is primarily due to $1,742,853 in non-cash interest charges resulting from the reduction in the conversion price of our 9% Notes, $168,768 in non-cash interest charges resulting from the reduction in warrant exercise prices under warrants issued to holders of our 9% Notes and $49,851 in non-cash interest charges resulting from the reduction in warrant exercise price of the warrant issued to Laurus; year to date non-cash interest amortization on the debt discounts of $161,734 on the Laurus Note, and $426,365 on the 9% Notes; and the retirement of the balances on deferred financing costs of $508,940 on the 9% Notes and $526,421 on the Laurus Note.  Additional deferred financing costs in the aggregate of approximately $124,000 on the Bridge Notes, the Senior Notes, and the Junior Note. Also included was $112,211 of non-cash interest converted to equity due on the ITI Notes, $39,211 of non-cash interest converted to equity due on the 9% Notes, and $109,315, of non-cash interest converted to equity due on the Bridge Notes. The increase also includes contractual interest due on notes that we entered into in January and October 2004, the Bridge Notes entered into in November 2005, and an increase in the average borrowings under our credit facility.

Other Income (expense). We recorded a net non-cash loss on the extinguishment of debt obligations in the aggregate of $8,521,000. We recorded a loss of $9,401,000 based on the difference between the fair value of the equity instruments to be received under the Conversion and Settlement Agreements as of March 8, 2006 and the conversion price per share for the ITI Notes (see Note 4), the 9% Notes (see Note 6) wherein the note holders irrevocably cancelled their notes for the contractual right to receive shares of our common stock upon the date immediately following the effective date of our contemplated 1 for 10 reverse stock split, which must occur on or before June 30, 2006.

We recorded a net gain of approximately $880,000 in connection with settling trade debts of approximately $1,947,000. Settlement of these debts in one time cash payments amounted to approximately $725,000, effectuating a one-time gain of $1,222,000; offset by a $342,000 loss on the extinguishment of the debt as we also entered into Conversion and Settlement Agreements with certain trade payable creditors to convert outstanding debt balances in the aggregate of approximately $171,000 into 8,541,650 shares of common stock at the conversion price of $0.02 per share based on the difference between the (a) fair value of 8,541,650 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $171,000 at the conversion price of $0.02 per share

The Company maintains a minority interest in Tekinsight, a full-service network infrastructure and web application services company.  Management assessed the value for the investment in Tekinsight and took a one-time expense of $505,043 in March 2006. The Company continues to maintain a minority interest in Tekinsight.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Nine Months ended March 31,
OPERATING EXPENSES	Dollars		Percentage of Revenues
	2006	2005	2006	2005
Selling	9,667	7,469	17%	14%

General & Administrative	4,301	4,350	8%	8%

Depreciation & Amortization	2,012	2,273	4%	4%

Goodwill Impairment	—	6,026	—	11%

Total	15,980	20,118	28%	37%

Net loss. Our net loss for the nine months ended March 31, 2006 was $21,634,000 compared to a net loss of $10,651,000 for the nine months ended March 31, 2005. The net loss during the nine months ended March 31, 2006 includes depreciation and amortization expense of $2,012,000, non-cash option expense of $205,000, interest expense of $5,563,000 (including a non-cash portion of $3,970,000), a valuation adjustment on the investment in Tekinsight of $505,000, and a $9,401,000 loss on the extinguishment of debt obligations under the ITI Notes and the 9% Notes;  offset by a gain on extinguishment of trade payable debt of $880,000. The net loss in the 2005 period included a gain from discontinued operations of $1,593,000 and a goodwill impairment expense of $6,026,000.

Discontinued Operations. Income from discontinued operations was $513,000 for the nine months ended March 31, 2006 compared to income of $1,593,000 for the nine months ended March 31, 2005. The 2005 period included a one-time gain from the resolution of certain liabilities associated with a discontinued transportation services business in the State of Virginia. The 2005 period includes a payment from First Transit relating to a contract extension related to assets sold in connection with our former non-emergency transportation brokerage services in Illinois.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Three Months Ended March 31,
	2006	2005
Product Revenue	66%	63%
Service Revenue-Information Technology	29%	28%
Service Revenue-Business Process Outsourcing	5%	9%

Cost of Products	92%	87%
Cost of Service-Information Technology	94%	75%
Cost of Service-Business Process Outsourcing	84%	81%

Gross profit	8%	17%

SG & A	37%	24%
Interest expense	14%	3%
Loss from continuing operations	(112)%	(19)%
Gain (loss) from discontinued operations	2%	—
Net income (loss)	(110)%	(19)%

Three months ended March 31, 2006 and March 31, 2005

Revenues. For the three months ended March 31, 2006, our revenues decreased to approximately $14,296,000 from approximately $19,049,000 for the three months ended March 31, 2005. This $4,753,000, or 25%, decrease is principally attributable to a net decrease in product sales of $2,566,000 across all regions and a decrease of $545,000 in our IT Services segment revenues from our all regions including the new businesses acquired as of August and October 2004, which now comprise our Southwest Region.  The BPO business, which is being de-emphasized, decreased by $1,642,000 in sales for the three months ended March 31, 2006. We believe the primarily cause for the decline in both product and service revenue during the three months ended March 31, 2006 was largely reflective of the Company’s liquidity/funding concerns and prolonged recapitalization activities during the period as well as lower utilization of service personnel.

Our product sales decreased from $11,936,000 during the three months ended March 31, 2005 to $9,370,000 during the three months ended March 31, 2006. The $2,566,000, or 21%, decline resulted primarily from the decrease in product sales of network communications equipment and software, including voice-over-internet protocol (“VOIP”) products, and the sales of other networking and computer equipment and software products in all of our business regions.

Our services revenues decreased from $7,113,000 during the three months ended March 31, 2005 to $4,926,000 during the same period in 2006. This decline of $2,187,000, or 31%, resulted primarily from a drop of approximately $1,642,000 from our Business Process Outsourcing (“BPO”) segment which decreased from $2,456,000 during the three months ended March 31, 2005 to $814,000 during the same period in 2006, as we de-emphasized that segment and did not pursue additional BPO services business.  The IT services segment revenues also declined by approximately $545,000 in our combined operating regions.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

REVENUES	For the Three Months ended March 31
	2006	2005	Percentage change	Amount
Product	$9,370	11,936	(21)%	(2,566)

Service	4,926	7,113	(31)%	(2,187)

Total	14,296	19,049	(25)%	(4,753)

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the three months ended March 31, 2006, 36% of our revenues were derived from commercial clients, compared to 30% from government agencies and 11% from educational institutions.

Gross profit. Total gross profit decreased from $3,216,000 in the quarter ended March 31, 2005 to $1,108,000 in the quarter ended March 31, 2006, a decline of 66%, as result of a 25% decline in revenue. Total gross margin as a percentage of sales decreased from 17% for the three months ended March 31, 2005 to 8% for the three months ended March 31, 2006. Service margins dropped from 23% to 8%, largely reflective of the liquidity/funding concerns early in the period and low utilization of service personnel. Our product margin fell from 13% to 8%. A one time inventory valuation loss of $223,000 was realized amounting to 2% of product sales. The overall product gross margin decline is primarily the result of increased competitive pricing pressure and having consummated several large, lower-margin product sales during the quarter, together with fewer vendor rebates that were received during the March quarter in 2006, compared to the March quarter in 2005. Our focus continues to be to improve our service margins, and we will seek opportunities to make further improvement. Our product margins in particular are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We believe that current product margins are more reflective of the present marketplace and likely to continue at or near present levels into the foreseeable future.  We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses increased by 15%, to approximately $1,816,000 for the three months ended March 31, 2006, from approximately $1,490,000 for the three months ended March 31, 2005. As a percent of revenues, general and administrative expenses increased from 8% to 13%. This increase is mainly the result of one-time restructuring and reorganization costs of $450,000, an increase in legal expenses of $100,000, and additional audit fees incurred of $137,000.

Selling expenses increased to approximately $3,491,000 for the three months ended March 31, 2006 from $3,096,000 in the three months ended March 31, 2005. The increase was primarily due to one-time restructuring and re-organization costs of $306,000 and an increase in doubtful accounts provision of $100,000 during the 2006 period. As a percent of revenues, selling expenses increased from 16% to 24% due to a 25% decrease in revenue.

Depreciation and amortization expense. Depreciation and amortization expense decreased to approximately $632,000 for the three-month period ended March 31, 2006, from approximately $732,000 during the same period in the prior year. The decrease is primarily due to lower amortization of customer lists from acquisitions completed in late 2005.

Interest expense. Interest expense for the three months ended March 31, 2006 increased to $2,070,000, as compared to $529,000 for the three months ended March 31, 2005. This increase is primarily due to  non-cash interest amortization on the debt discounts of $129,857 on the Laurus Note, and $339,595 on the 9% Notes; and the retirement of the balances on deferred financing costs of $371,719 on the 9% Notes, and $378,300 on the Laurus Note. Additional deferred financing costs in the aggregate of approximately $119,000 on the Bridge Notes, the Senior Notes, and the Junior Note Also included was $112,211 of non-cash interest converted to equity due on the ITI Notes, $39,211 of non-cash interest converted to equity due on the 9% Notes, and $109,315, of non-cash interest on the Bridge Notes. The increase also includes contractual interest due on notes that we entered into in January and October 2004, the Bridge Notes entered into in November 2005, and an increase in the average borrowings under our credit facility.

Other Income (expense). ). We recorded a net non-cash loss on the extinguishment of debt obligations in the aggregate of $8,521,000. We recorded a loss of $9,401,000 based on the difference between the fair value of the equity instruments to be received under the Conversion and Settlement Agreements as of March 8, 2006 and the conversion price per share for the ITI Notes (see Note 4), the 9% Notes (see Note 6) wherein the note holders irrevocably cancelled their notes for the contractual right to receive shares of our common stock upon the date immediately following the effective date of our contemplated 1 for 10 reverse stock split, which must occur on or before June 30, 2006.

We recorded a net gain of approximately $880,000 in connection with settling trade debts of approximately $1,947,000. Settlement of these debts in one time cash payments amounted to approximately $725,000, effectuating a one-time gain of $1,222,000; offset by a $342,000 loss on the extinguishment of the debt as we also entered into Conversion and Settlement Agreements with certain trade payable creditors to convert outstanding debt balances in the aggregate of approximately $171,000 into 8,541,650 shares of common stock at the conversion price of $0.02 per share based on the difference between the (a) fair value of 8,541,650 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $171,000 at the conversion price of $0.02 per share

The Company maintains a minority interest in Tekinsight, a full-service network infrastructure and web application services company.  Management assessed the value for the investment in Tekinsight and took a one-time expense of $505,043 in March 2006. The Company continues to maintain a minority interest in Tekinsight.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Three Months ended March 31,
OPERATING EXPENSES	Dollars		Percentage of Revenues
	2006	2005	2006	2005
Selling	3,491	3,096	24%	16%

General & Administrative	1,816	1,541	13%	8%

Depreciation & Amortization	632	732	4%	4%

Total	5,939	5,369	42%	28%

Net loss. Our net loss for the three months ended March 31, 2006 was $15,697,000 compared to a net loss of $3,697,000 for the three months ended March 31, 2005. The loss during the three months ended March 31, 2006 includes interest expense of $2,070,000 (including a non-cash portion of $1,599,000), depreciation and amortization expense of $632,000; and a $505,000 valuation adjustment on the investment in Tekinsight, and a $9,401,000 loss on the extinguishment of debt obligations under the ITI Notes and the 9% Notes; offset by a gain on extinguishment of trade payable debt of $880,000.  The net loss in the 2005 period included interest expense of $529,000, and depreciation and amortization expense of $732,000.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

	(Dollars in thousands)
	As of March 31, 2006	As of June 30, 2005

Cash and cash equivalents	$1,958	$1,297

Working capital	$(4,302)	$(5,221)

Current ratio	.77:1	.80:1

Notes payable (current portion and accrued interest)	$451	$3,805

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

We incurred a net loss of $21,634,000 for the nine months ended March 31, 2006, which includes $15,213,000 of non-cash and/or non-recurring charges resulting from $3,970,000 in non-cash interest charges; $2,012,000 of depreciation and amortization; $205,000 in stock based compensation; and a $505,000 valuation adjustment on the investment in Tekinsight; and a $9,401,000 loss on the extinguishment of debt obligations under the ITI Notes and the 9% Notes; offset by a gain on extinguishment of trade payable debt of $880,000. At March 31, 2006, the Company had a working capital deficiency of approximately $4,302,000.

In October 2005, we raised gross proceeds of $2,500,000, upon issuance of notes to certain investors (the “Bridge Notes”). The proceeds were used to pay acquisition debt and for working capital. Interest on unpaid principal under the Bridge Notes is 12% per annum through March 1, 2006, 14% from March 1, 2006 to April 1, 2006, 16% from April 1, 2006 to May 1, 2006, 18% from May 1, 2006 to June 1, 2006, and 20% from June 1, 2006 until the maturity date, December 31, 2006.  In March of 2006, we entered into an agreement with the holders of the Bridge Notes to convert the $2,609,315 in aggregate principal and accrued interest under the Bridge Notes into shares of our common stock at a conversion price of $0.02 per share. The conversion will be effective and the debt obligation cancelled upon the date immediately following the effective date of our contemplated 1 for 10 reverse stock split, which must occur on or before June 30, 2006; otherwise the Bridge Notes will continue of be outstanding obligations of the Company.

In July 2005, we began making principal payments of approximately $146,000 per month on our 9% Subordinated Convertible Notes (the “9% Notes”) due to certain investors. In October 2005, we amended a majority of 9% Notes to defer all payments of principal due under such 9% Notes until January 2007. In connection with such amendment, we reduced the conversion price of such notes from $.65 to $.22, and issued the 9% Note holders warrants to purchase shares of our common stock at $.22 per share. In March 2006, we entered into agreements with the holders of the 9% Notes to convert $2,665,112 in aggregate principle and accrued interest into shares of our common stock at a conversion price of $0.02 per share.  These agreements effected a complete settlement of the debt outstanding under the 9% Notes and provide that the shares will be issued immediately following the effective date of our contemplated 1 for 10 reverse stock split.

In October 2005, we amended our Amended and Restated Secured Convertible Term Note (the “Laurus Note”), and deferred principal payments under the Laurus Note from December 2005 until March 2006 in return for a reduction in the exercise price of warrants issued in connection with issuance of the Laurus Note from $.65 per share to $.25 per share. This transaction deferred aggregate payments of $831,249 in cash otherwise due and payable prior to March 2006. We incurred a non-cash interest expense of $49,851 in connection with the reduction in the exercise price of the warrants. In March 2006, the remaining principal balance of $6,649,999 along with accrued interest of $102,198 was paid in full and the Laurus Note was cancelled.

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

During fiscal year 2006, we have taken certain steps to conserve our capital resources, including a de-emphasis on the BPO segment and a projected reduction of our general and administrative expenses by approximately $1,600,000 from the year ended June 30, 2005 to the year ended June 30, 2006. Total G&A expenses for the year ended June 30, 2005 were approximately $7,045,000 for the twelve-month period. For the first nine months of the twelve-month period ending June 30, 2006, G&A expenses were $4,301,000 inclusive of all one time restructuring and re-organization costs , or $5,735,000 on an annualized basis. Thus, we believe that we will likely meet our projected G&A reduction target.  In March 2006, the company announced another $800,000 in projected annual savings from cost reductions measures in selling and general and administrative expenses.  We expect the effects of these additional reductions to begin during the fourth quarter ending June 30, 2006.

On March 8, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which we issued Senior Secured Notes in the aggregate principal amount of $6.7 million (the “Senior Notes”). The interest rate for the Senior Notes is 8% per annum if paid in cash, or 11% per annum if paid in kind, which is at our election for the first three years. Principal will be amortized over three years and payable in monthly installments beginning March 31, 2009, with the balance payable on the maturity date of March 1, 2010, and interest will be payable quarterly in arrears beginning June 30, 2006, unless we choose payment in kind option, in which case interest will be added to the principal amount of the Senior Notes during the period that we continue such election. As a condition to the purchase of Senior Notes, we issued warrants pro rata, according to each Senior Lender’s proportion of the aggregate principal amount of the Senior Notes, to purchase 19.9% of its outstanding common stock at the time of exercise, exercisable at $0.001 per share of common stock, until December 31, 2016.  Proceeds from the sale of the Senior Notes were used to pay indebtedness outstanding under the Laurus Notes.

Under the Note Purchase Agreement, we also issued a Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”). The interest rate for the Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Applicant’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning June 30, 2006, unless we chooses payment in kind option, in which case interest will be added to the principal amount of the Junior Note during the period that we continue such election. The Junior Note may be converted into shares of our common stock at any time at the election of the holder at a conversion price of $0.02 per share of common stock. Proceeds from the issuance of the Junior Note were used to reduce additional indebtedness of the Company and for general corporate purposes. The Junior Note issued to the Junior Lender is convertible into 150,000,000 shares of our common stock., assuming interest thereunder is paid in cash

On March 8, 2006, we entered into a Securities Purchase Agreement with certain accredited investors (the “Securities Purchase Agreement”), pursuant to which we raised approximately $683,226 in net proceeds through the initial closing of a private placement of an aggregate of 37,957,000 shares of common stock at a purchase price of $0.02 per share and warrants to purchase 7,591,400 shares of common stock. On May 15, 2006, we effected a second and final closing of this private placement and raised $1,145,904 in gross proceeds from the sale of 57,295,200 shares of common stock at $0.02 per share and issued warrants to purchase 11,459,040 shares of common stock at an exercise price of $0.02 per share. At the second closing Network 1 was paid a fee of $114,590 and issued a warrant to purchase 11,459,040 shares of common stock at an exercise price of $0.02 per share.

Despite these cost reduction measures and the recapitalization of the Company, continuing operating losses severely impacted our ability to sustain and grow our business and may continue to do so in the future. These losses and our limited cash resources raise substantial doubt about our ability to continue as a going concern without the infusion of additional capital and/or significant improvement in sales and operations. We believe that cash and cash equivalents when taken together with cash from projected operations based on expected revenue and expense forecasts should provide sufficient capital to fund our operations through the end of December 2006.

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Non-Convertible Debt Obligations	6,700	—	—	6,700
Convertible Debt Obligations	5,500	2,500	—	3,000	—
Acquisition Debt	—	—	—	—	—
Operating Lease Obligations	2,010	697	1,073	220	20
Total	$14,210	$3,197	$1,073	$9,920	$20

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

For product sales, we apply the factors discussed in EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of our transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts billed to our customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, we have determined that we were acting as an agent, and therefore recognize revenues on a net basis. During the nine months ended

December 31, 2005, no revenues were recognized on a net basis.

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

Convertible Notes. The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a  Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of  “Conventional Convertible Debt Instrument” in Issue No. 00-19. The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. The company does not have any variable rate debt instruments and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this quarterly report was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, President and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company filings or which it submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We will need capital in the future, and if it is not available on terms acceptable to us, or at all, and we cannot generate enough cash through existing operations, we would have to scale back operations and/or personnel costs. As of March 31, 2006, we had cash and cash equivalents of approximately $1,958,000. We have taken steps to conserve our capital resources, including a reduction of our general and administrative expenses, and reduced the current portion of our debt burden by completing our recapitalization in March 2006, including canceling certain debt obligations through equity conversion and debt settlement agreements. Additional financing transactions may be necessary if we are not able to generate sufficient cash flow from operations through revenue growth and overhead reduction to meet our requirements. New financing transactions could include issuing additional equity and/or debt securities where appropriate. We would anticipate using the proceeds of any future financing transactions (if any) to fund either expansion of operations or our working capital needs. In the event of any additional financing, any equity financing would likely result in dilution to many of our existing stockholders and any debt financing may include restrictive covenants. We currently have no binding commitments for new financing in place nor can we provide any assurance that we will be successful in our efforts to raise additional capital in the future. If we are unable sustain operations through internally generated cash flow or financing transactions, we will need to scale back our operations and personnel and/or divest assets to continue operations. Any such reductions or divestitures would materially impact our operations. There can be no assurance that we will be successful in generating cash from operattions, reducing expenses as planned, selling assets, or raising additional capital and these matters raise substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and may not be able to achieve long-term profitability.

Since our inception in May 1989, we have incurred substantial operating losses, and as of March 31, 2006, there was substantial doubt about our ability to continue as a going concern. During the nine months ended March 31, 2006, we generated a net loss of $21,634,000. At March 31, 2006, we had an accumulated deficit of $119,280.00. There can be no assurance that our revenues will exceed our operating expenses and cost of revenues in the future.

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

Lloyd I. Miller, III beneficially owns a majority of our outstanding common stock, which may enable him to control many significant stockholder matters and corporate actions and may prevent a change in control that would otherwise be beneficial to other stockholders.

According to a Schedule 13D filed with the Securities and Exchange Commission by Lloyd I. Miller, III, Mr. Miller and his affiliates own 7,787,984 shares of our outstanding shares of common stock.  In addition, Mr. Miller may be deemed to beneficially own a total of 375,683,968 shares of our common stock, or 64.71%, after taking into account shares to be issued to Mr. Miller as a result of the conversion of the Bridge Note previously held by him, shares issuable upon conversion of the Junior Note and shares issuable upon exercise of warrants held by Mr. Miller and his affiliates.  The foregoing does not take into account the exercise or conversion of other outstanding convertible or exercisable securities of the Company, which would have the effect of reducing the percentage beneficial ownership of Mr. Miller.  Because of his high percentage of beneficial ownership, Mr. Miller may be able to control matters requiring the vote of the stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Our product margins are subject to competitive pricing pressures.

Our product margins are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We believe that current product margins are more reflective of the present marketplace and likely to continue at or near present levels into the foreseeable future.  We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins and compete profitably in all areas, given the intense competition that exists in the IT industry.

ITEM 6.           EXHIBITS

(a)   Exhibits.

10.1	Note Purchase Agreement, dated as of March 8, 2006, by and among DynTek, Inc., SACC Partners, L.P. and Lloyd I. Miller, III.

10.2	Senior Note, dated as of March 8, 2006, issued by DynTek, Inc. to each of SACC Partners, L.P. and Lloyd I. Miller, III.

10.3	Junior Note, dated as of March 8, 2006, issued by DynTek, Inc. to Trust A-4 - Lloyd I. Miller.

10.4	Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc., SACC Partners, L.P. and Lloyd I. Miller III.

10.5	Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc. and Trust A-4 - Lloyd I. Miller.

10.6	Form of Debt Financing Warrant issued to each of SACC Partners, L.P. and Lloyd I. Miller, III.

10.7	Securities Purchase Agreement, dated as of March 8, 2006, by and among DynTek, Inc. and the accredited investors named therein.

10.8	Registration Rights Agreement, dated March 8, 2006, by and among DynTek, Inc. and the accredited investors named in the Securities Purchase Agreement.

10.9	Form of Warrant issued by DynTek, Inc. to each of the accredited investors named in the Securities Purchase Agreement and Network 1 Financial Securities, Inc.

10.10	Fifth Amended Warrant Agreement, dated as of March 8, 2006, by and between DynTek, Inc. and American Stock Transfer & Trust Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMPANY, INC.

By:	/s/ Casper Zublin, Jr.
Casper Zublin, Jr.
Chief Executive Officer

Date: May 19, 2006

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Note Purchase Agreement, dated as of March 8, 2006, by and among DynTek, Inc., SACC Partners, L.P. and Lloyd I. Miller, III.

10.2	Senior Note, dated as of March 8, 2006, issued by DynTek, Inc. to each of SACC Partners, L.P. and Lloyd I. Miller, III.

10.3	Junior Note, dated as of March 8, 2006, issued by DynTek, Inc. to Trust A-4 - Lloyd I. Miller.

10.4	Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc., SACC Partners, L.P. and Lloyd I. Miller III.

10.5	Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc. and Trust A-4 - Lloyd I. Miller.

10.6	Form of Debt Financing Warrant issued to each of SACC Partners, L.P. and Lloyd I. Miller, III.

10.7	Securities Purchase Agreement, dated as of March 8, 2006, by and among DynTek, Inc. and the accredited investors named therein.

10.8	Registration Rights Agreement, dated March 8, 2006, by and among DynTek, Inc. and the accredited investors named in the Securities Purchase Agreement.

10.9	Form of Warrant issued by DynTek, Inc. to each of the accredited investors named in the Securities Purchase Agreement and Network 1 Financial Securities, Inc.

10.10	Fifth Amended Warrant Agreement, dated as of March 8, 2006, by and between DynTek, Inc. and American Stock Transfer & Trust Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.