Form 10-K
period 2006-06-30
DYNTEK INC
filed 2006-10-13
CIK 879465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER 1-11568

DYNTEK, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-4228470
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

19700 Fairchild Road, Suite 230
Irvine, CA 92612

(Address of principal executive offices) (Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 271-6700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2005 was approximately $4,217,912.

As of October 9, 2006, there were 56,054,526 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on December 14, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Item 1A of Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.                BUSINESS

GENERAL

We provide professional information technology (“IT”) services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions. We operate our business primarily through our subsidiary, DynTek Services, Inc.

Depending upon the context, the terms “DynTek,” “Company,” “we,” “our,” and “us,” refers to either DynTek, Inc. alone, or DynTek, Inc. and its subsidiaries collectively.

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

In September 2004 and October 2004, we closed the acquisitions of Redrock Communications Solutions, Inc. (“Redrock”), and Integration Technologies, Inc. (“ITI”), respectively. Both businesses were located in Southern California. In February 2005, we consolidated the operations of Redrock and ITI into one integrated region (the “Southwest Region”), with offices in Irvine, California and Las Vegas, Nevada. During the year ended June 30, 2006, the Southwest Region contributed approximately $26,629,000, or 33%, of our aggregate revenue of $80,831,000 and approximately $27,861,000, or 36%, of our aggregate revenue of $76,559,000 for the year ended June 30, 2005, which included 11 months of operations from Redrock and 9 months of operations from ITI. Our acquisitions of Redrock and ITI led us to increase our emphasis in obtaining commercial business. As a result, our customer mix changed from 68% government, 11% education, and 21% commercial during the year ended June 30, 2004 to 38% government, 9% education, and 53% commercial during the year ended June 30, 2005. Our customer mix for the year ended June 30, 2006 was 38% government, 11% education, and 51% commercial.

In June 2006 we purchased the customer list of the Long Island Division of TekConnect Corporation, a privately-held educational technology integration and consulting firm, comprised of specific IT services contracts and related assets. This acquisition contributed approximately $47,000 in revenue during the year ended June 30, 2006.

BUSINESS SEGMENTS

We report in two segments: Information Technology Solutions and Business Process Outsourcing.

Information Technology Solutions (“IT Solutions”)

We provide professional information technology services and sales of related products. Our information technology services include:

•       information technology security solutions, which include vulnerability assessments, risk assessments, enterprise security assessments and similar services;

•       converged networking solutions (design through implementation);

•       application infrastructure solutions (active directory design, Microsoft Exchange migrations and similar solutions);

•       access infrastructure solutions including server based computing, remote access and similar services; and

•       general infrastructure support.

In connection with these service offerings, we sell hardware and software to our clients. We purchase products for re-sale from distributors or directly from manufacturers of hardware and software. The scope of services and product sales that we provide to any given client can vary according to the client’s need, project size, and internal client IT resources available. The majority of our IT service revenues and related product sales are derived from specific projects, as contracted.

We provide services to our clients through a combination of approximately 72 in-house engineers and consultants, and approximately 13 subcontracted third-party suppliers during the year ended June 30, 2006.

With increasing convergence and connectivity driving infrastructure complexity, IT clients are seeking solutions that provide secure and ubiquitous access to their applications and data. According to a Gartner, Inc. report published in June 2005, the IT services market in the United States is projected to grow from $241.9 billion in 2004 to $326.4 billion in 2009. While our target markets only represent a portion of the overall IT services market, these target markets are expected to grow at a compound annual growth rate of 6.2 percent. It is anticipated that this growth will be driven in part by pent-up demand for technology upgrades, data security concerns, regulatory and compliance initiatives, such as the Sarbanes-Oxley Act, and the convergence of voice and data.

The following table sets forth our aggregate IT product sales, IT service sales and IT Solutions revenue, as well as the relative approximate percentages thereof in relation to our total revenue, for each of the last three fiscal years:

	Year ended June 30,
	2006		2005		2004
IT Product Sales	$56,458,000	(70)%	$45,490,000	(59)%	$22,884,000	(46)%
IT Service Sales	$21,215,000	(26)%	$24,212,000	(32)%	$19,333,000	(39)%
Aggregate IT Solutions Revenue	$77,673,000	(96)%	$69,702,000	(91)%*	$42,217,000	(85)%
Total Revenue	$80,831,000		$76,559,000		$49,947,000

Business Process Outsourcing (“BPO”)

As part of a previous strategic direction, we provided child support enforcement services under contracts with state or county agencies, including the State of Kansas Department of Social and Rehabilitation Services, State of Nebraska Department of Health and Human Services, New Hanover County Department of Social Services in North Carolina, Beaufort County Department of Social Services in North Carolina and 3rd Judicial Court of Shawnee County, Kansas. Services under these contracts included determining legally established paternity and support obligations, enforcing court or administrative orders for such obligations, locating absent responsible parents or other persons obligated for such payments and relevant assets that may be used to satisfy such obligations, and providing help desk customer service support. We provided these services through in-house customer service representatives and attorneys, and third-party attorneys. A portion of the BPO segment included various contracts with the Commonwealth of Virginia for information technology services and related products. Typically, our BPO contracts spanned multiple periods, and may have included options to renew for additional periods. Payment terms were either fixed-price, fixed-unit-price, revenue sharing, or a combination of the above.

The following table sets forth our aggregate BPO revenue, as well as the relative approximate percentage thereof in relation to our total revenue, for each of the last three fiscal years:

	Year ended June 30,
	2006		2005		2004
BPO revenue	$3,158,000	(4)%	$6,857,000	(9)%	$7,730,000	(15)%
Total Revenue	$80,831,000		$76,559,000		$49,947,000

In March 2004, we outsourced the management of our BPO segment to Young Williams, P.C., a law firm based in Mississippi that specializes in child support enforcement services. During the quarter ended December 31, 2004, certain of our customers notified us of their intention not to renew existing contracts. These circumstances caused us to lower our expectations with respect to future BPO revenues and curtail our related activities in this segment. During the quarter ended June 30, 2005, we re-focused our business strategy to neither seek new opportunities nor actively seek renewals of our existing contracts with respect to BPO services related to the child support enforcement services.

On June 30, 2006, the Company completed the transition and sale of all outstanding BPO operations related to the child support enforcement services to Young Williams, P.C. concluding our involvement in this non-core business segment. The contracts for information technology services and related products with the Commonwealth of Virginia were retained as part of the IT Solutions segment.

CUSTOMERS

Our customers are primarily (i) mid-market commercial businesses, (ii) agencies of state governments and municipalities, and (iii) educational institutions. These mid-market to small enterprise customers generally have between approximately 200 and 5,000 employee-computer users. For the year ended June 30, 2006, our mix of revenues was approximately 38% state and local government, 11% education, and 51% commercial.

In the state of New York, we are listed as a procurement vendor on many different contracts that are used by the various state and local entities to procure product and services. Generally, our products and services are purchased by state, city and other local agencies issuing their own purchase orders under master contract agreements between us and the related state government through which the agency is authorized to issue a valid purchase order. As a result, revenue generated from the state of New York (including from city and other local agencies) comprised approximately 25% of our total revenues and 26% of our IT Solutions revenues for the fiscal year ended June 30, 2006. Approximately 78% of such New York state revenues were from product sales and 22% were from sales of services during the fiscal year ended June 30, 2006.

For the fiscal year ended June 30, 2006, the state of New York as a consolidated purchasing entity was the only customer that accounted for more than 10% of our total revenue.

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

We are an authorized reseller of computers, workstations, networking equipment, software, and related products for over 50 manufacturers. Our sales of products manufactured by Cisco and McAfee accounted for approximately 44% of our product revenues during the last fiscal year (or 31% of our total revenue during the fiscal year ended June 30, 2006). Based on product sales and certifications, we have obtained preferred status with several vendors, including Microsoft, Cisco, McAfee, Novell and Citrix. This status allows us to participate in rebate and co-marketing programs.

SALES AND MARKETING

Our sales and marketing objective in our IT Solutions sector is to develop lasting relationships with clients that result in both repeat and long-term engagements. We use an internal sales force in conjunction with partnership alliances with our vendors. Our sales team derives leads through industry networking, referrals from existing clients, government agencies’ requests for proposals (“RFP”), open competitions conducted by states and municipalities, strategic partnerships with third party vendors under which we jointly bid and perform certain engagements, and sales and marketing activities directed to specific customers.

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

We employ a team selling approach for marketing our offerings. Our practice subject matter experts collaborate with our service delivery professionals to identify a comprehensive service and product offering mix that will meet customer needs. As a result of our particular mix of service offerings and multi-disciplinary practices, we believe that we have the ability to allow our clients to rely on us as their primary IT vendor.

COMPETITION

The IT solutions industry is highly competitive and is served by numerous national and local firms. Market participants include global consulting and integration firms, such as IBM Global Services, international accounting firms and related entities, internal information systems and service groups of clients and prospective clients, professional services companies, small, medium and large hardware and application software re-sellers, and divisions of both integrated technology companies and outsourcing companies. Our markets are highly competitive and very fragmented, with relatively low barriers to entry.

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

BACKLOG

Our IT Solutions contracts typically are funded incrementally and are specific-task driven, with the exception of annual maintenance and support contracts. Our backlog only becomes firm as work progresses, and as specific orders under the contract are placed for services and related products. In our estimation, our contractual backlog at any point in time does not represent the aggregate projected value of our related contracts and customer relationships. Moreover, our backlog can be subject to variations from quarter to quarter based on fluctuations from period to period based on usage criteria and the length of particular contracts. As a result, we do not consider our backlog from IT Solutions contracts to be a significant indicator of our future IT Solutions revenue. Any backlog represents an estimate of the remaining future revenues from existing firm contracts, and does not assume any contract renewals or extensions. Our backlog at any date may not indicate demand for our products and services, and may not reflect actual revenue for any period in the future.

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

HUMAN RESOURCES

As of October 6, 2006, we had 155 employees. We also sub-contract with approximately 13 third party subcontractors for technical support. Our employees are not subject to any collective bargaining agreements, and we believe that our relationships with our employees are good.

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

ITEM 1A.   RISK FACTORS

In addition to other information included in this report, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-K, and thus should be considered carefully in evaluating our business and future prospects.

Risks Related to Our Business

We will need additional capital in the future, or we will need to scale back operations.

We will need capital in the future, and if it is not available on terms acceptable to us, or at all, and we cannot generate enough cash through existing operations, we may have to scale back operations and/or curtail expansion plans. As of June 30, 2006, we had cash and cash equivalents of approximately $1,190,000. We have taken steps during the fiscal year ended June 30, 2006 to conserve our capital resources including a reduction of our selling, general and administrative expenses by approximately $2,400,000 annually. We have also reduced the current portion of our debt burden by completing our recapitalization in March 2006, including canceling certain debt obligations through equity conversion and debt settlement agreements. Additional financing transactions may be necessary if we are not able to generate sufficient cash flow from operations through revenue growth and overhead reduction to meet our requirements.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain the business through June 30, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise addition capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

We have a history of operating losses and may not be able to achieve long-term profitability.

Since our inception in May 1989, we have incurred substantial operating losses. During the year ended June 30, 2006, we generated a net loss of $28,262,000, which included a charge on the extinguishment of debt of approximately $13,720,000. At June 30, 2006, we had an accumulated deficit of $125,908,000. There can be no assurance that our revenues will exceed our operating expenses and cost of revenues in the future.

We may not be able to compete successfully in the information technology and services markets.

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

Product sales depend on our ability to maintain reseller status with several major technology manufacturers including Hewlett Packard, Citrix, McAfee, Cisco, Microsoft and Novell. We are also highly dependant on distributors such as Ingram Micro, GE Access, and Tech Data for manufactured products. Although, we are currently an authorized reseller of various products, the loss of authorization could have an adverse material effect on our product sales and results of operations. Our vendor agreements are generally terminable on 30 to 90 days notice, or immediately upon the occurrence of certain events, and are subject to periodic renewal. We rely upon the manufacturers and distributors supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to fulfill orders on a timely basis, which, in turn could harm our business, financial position and operating results. Our ability to obtain particular products in the required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our third-party suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our third-party suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our third-party suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to our customers. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results may be materially adversely affected.

We may not be able to attract and retain professional staff necessary for existing and future projects.

Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified senior technical and professional staff are in great demand and competition for such persons is likely to increase. If we are unable to attract, retain and train skilled employees, it could impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

Our success depends in large part upon the continued services of our senior executives and other key employees, including certain sales, consulting and technical personnel. Although we have entered into an employment agreement with Casper Zublin, Jr., our Chief Executive Officer, Mr. Zublin and other significant employees who have not entered into employment agreements may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business. In addition, if one or more of our significant employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.

We depend on contracts with government agencies, which, if terminated or reduced, would have a material adverse effect on our business.

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

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•       general economic conditions and weakness in information technology spending;

•       the loss or consolidation of one or more of our significant suppliers or customers;

•       market acceptance and product life of the products we distribute;

•       competitive conditions in our industry which may impact our pricing, margins and terms with our suppliers; and

•       changes in our costs and operating expenses.

Although we attempt to control our expense levels, these levels are based in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, we have at times experienced quarter-to-quarter declines in revenue, particularly in the quarters ending in December. We believe these fluctuations in revenue result primarily from the budgeting and purchasing cycles of our customers. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

The continued threat of terrorism within the United States and acts of war may cause significant disruption to commerce throughout the world. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

The level of our indebtedness could adversely affect our financial condition.

We have significant debt service obligations. As of October 9, 2006, the aggregate principal amount owed under our debt instruments is $14.4 million.

The level of our indebtedness could have important consequences. For example, it could:

•       increase our vulnerability to adverse economic and industry conditions;

•       require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•       restrict us from making strategic acquisitions, acquiring new content or exploring other business opportunities;

•       limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•       place us at a disadvantage compared to our competitors that have less indebtedness; and

•       limit our flexibility in planning for, or reacting to, changes in our business and industry.

We may be unable to generate sufficient cash flow to service our debt obligations.

Our ability to make payments on our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future, which is subject to general economic, industry, financial, competitive, operating, and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•       our financial condition at the time;

•       restrictions in our outstanding debt instruments; and

•       other factors, including the condition of the financial markets.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or other proceeds are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

Risks Related to our Stock

A volatile public market for our common stock may impair liquidity and/or return on investment.

Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. The price for our common stock and the volume of shares traded fluctuate. Consequently, persons who invest in our common stock may not be able to use their shares as collateral for loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, holders may not be able to resell their shares, or may not be able to sell their shares at or above the price they paid for them. Moreover, our common stock is currently traded on the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the twelve-month period ended June 30, 2006 was approximately 47,000. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Dilution in ownership of our shares from the exercise or conversion of options, warrants and convertible securities.

There are a significant number of outstanding options, warrants, and convertible securities to acquire shares of our common stock and we may grant additional rights in the future. The holders of such options, warrants, and convertible securities can be expected to exercise them at a time when our common stock is trading at a price higher than the exercise price of these outstanding options, warrants, and convertible securities. If these options or warrants to purchase our common stock are exercised, convertible debt is converted or other equity interests are granted under our 2001, 2005 or 2006 stock option plans, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. The existence of such options, warrants, and convertible securities may also adversely affect the terms on which we can obtain additional financing.

As of October 9, 2006, we had 56,054,526 shares issued and outstanding. As of such date, we had outstanding options to purchase 2,330,166 shares of our common stock, warrants to purchase approximately 31,599,438 shares of common stock, and $7,287,314 of convertible debt, convertible into 36,437,585 shares of common stock. The principal amount of the convertible debt will continue to increase to the extent we elect not to pay interest as it accrues during the first three years, in which case the principal would increase to approximately $10,281,663, and the number of shares issuable upon conversion would be 51,408,315. We intend to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. Such other rights to acquire our common stock may be issued at exercise prices or conversion rates that are significantly lower than the price at which you may have paid for our shares. In addition, the shares issuable upon exercise of certain of the warrants and upon conversion of convertible debt may increase subject to anti-dilutive rights, which we granted to certain warrant and debt holders.

Lloyd I. Miller, III beneficially owns a majority of our outstanding common stock, which may enable him to control many significant stockholder matters and corporate actions and may prevent a change in control that would otherwise be beneficial to other stockholders.

Lloyd I. Miller may be deemed to beneficially own a total of 62,321,743 shares of our common stock, or 56.1%, as of October 9, 2006, including shares issuable to upon exercise of warrants held by Mr. Miller and his affiliates. The foregoing does not take into account the exercise or conversion of other outstanding convertible or exercisable securities of the Company, which would have the effect of reducing the percentage beneficial ownership of Mr. Miller. Because of his high percentage of beneficial ownership, Mr. Miller may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Further, the payment of dividends by us is restricted by our credit facility. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates and you sell your shares at a profit.

ITEM 1B:      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES

Our corporate headquarters and Southwest Regional Offices are in a leased facility in Irvine, California, consisting of approximately 12,500 square feet of office space rented under a lease expiring in January 2009.

Additionally, we currently lease 9 other separate sales offices and commercial facilities, comprising an aggregate of approximately 39,141 square feet, for our IT services business in New York, Michigan, California, Massachusetts, Nevada, Virginia, and Florida. The lease terms for our IT solutions business facilities range from month-to-month to five years. We terminated operations in our Massachusetts facility in August 2005, and we have entered into an agreement to sublet the premises through the remainder of the lease obligation, which ends in October 2007.

During the fiscal year ended June 30, 2006, we also leased 5 other separate facilities for our BPO business in Kansas, North Carolina and Nebraska. These five facilities and related lease obligations were transferred to Young Williams, P.C. as part of the transition and sale of our BPO business, which was completed on June 30, 2006.

Other than our Massachusetts facility, all other facilities are expected to continue to be utilized in the operation of our business.

None of these properties is unique and our properties are believed to be adequate for the present needs of our business.

ITEM 3.                LEGAL PROCEEDINGS

On or about July 19, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint does not specify the amount of damages sought, but Pangaea has demanded in excess of $2,500,000 in preliminary communications with the Company’s counsel. The Company contends that this demand is without factual or legal basis and that the Action has no merit. A response to the complaint is due November 28, 2006. The Company intends to continue discussing an informal resolution. While the Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome based on the early stage of the dispute, the positions taken by Pangaea and the inherent uncertainties of litigation

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on The Nasdaq Small Cap Market under the symbol “DYTK” from December 18, 1992 through the time of its voluntary delisting by us from that market on December 16, 2004. On December 16, 2004, our common stock began trading over-the-counter on the OTC Bulletin Board under the symbol “DYTK”. Following the 1-for-10 reverse split of our common stock on June 5, 2006, our common stock began trading on the OTC Bulletin Board under the symbol “DYNK”.

PRICE RANGE OF OUTSTANDING COMMON STOCK

The following table presents, for the periods indicated, the high and low closing sale price of our common stock as reported by the Nasdaq Small Cap Market through December 16, 2004 and the high and low last sale price of our common stock as reported by the OTC Bulletin Board for periods since December 16, 2004.

	HIGH	LOW
YEAR ENDING JUNE 30, 2007
First Quarter	$0.19	$0.13
YEAR ENDED JUNE 30, 2006
Fourth Quarter	$0.50	$0.17
Third Quarter	$1.20	$0.40
Second Quarter	$2.65	$0.91
First Quarter	$3.10	$2.30

	HIGH	LOW
YEAR ENDED JUNE 30, 2005
Fourth Quarter	$4.90	$2.90
Third Quarter	$6.10	$4.90
Second Quarter	$7.60	$5.20
First Quarter	$8.00	$6.00

HOLDERS

As of October 9, 2006, there were approximately 193 holders of record of our common stock. We estimate that there are approximately 6,000 stockholders of our common stock held in street name.

DIVIDEND POLICY

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the board of directors and based upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of June 30, 2006, relating to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	230,166	$5.33	3,175,775
Equity compensation plans not approved by security holders(2)	—	—	11,790,672
Total	230,166	$5.33	14,966,447

       (1) Options to purchase 66,000 shares of common stock held by Mr. Robert Webber, our former Chief Financial Officer, and options to purchase 8,000 shares of common stock held by Mr. Casper Zublin, Jr. were cancelled on September 30, 2005. The cancellation of such options reduced the number of securities to be issued upon exercise of outstanding options and increase the number of securities available by 74,000 shares.

       (2) Although we intend to submit the 2006 Nonqualified Stock Option Plan (the “2006 Plan”) to a vote of our stockholders within twelve (12) months of our adoption of the 2006 Plan, the 2006 Plan has not yet been submitted to such a vote.  All stock options granted under the 2006 Plan remain subject to the Company obtaining such a vote.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein.

	Years ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Operating revenues	$80,831	$76,559	$49,947	$52,647	$60,077
Loss from continuing operations	(28,775)	(24,437)	(18,935)	(4,203)	(12,379)
Gain (loss) from discontinued operations	513	1,846	(64)	(9,566)	(7,034)
Loss from continuing operations—per share	(1.33)	(3.78)	(4.00)	(1.15)	(4.25)
Gain (loss) from discontinued operations—per share	.02	.29	(0.01)	(2.61)	(2.42)

	Years ended June 30,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated balance sheet data:
Total assets	30,106	47,336	45,649	53,127	80,519
Long term debt	2,550	7,603	3,596	5,317	—

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Year Ended June 30,
	2006	2005	2004
Product Revenue	70%	59%	46%
Service Revenue-Information Technology	26%	29%	35%
Service Revenue-Business Process Outsourcing	4%	12%	19%
Cost of Products	89%	85%	84%
Cost of Service-Information Technology	74%	76%	81%
Cost of Service-Business Process Outsourcing	79%	92%	82%
Gross profit	16%	18%	18%
SG & A	25%	24%	24%
Loss from continuing operations	(36)%	(32)%	(38)%
Gain (loss) from discontinued operations	1%	2%	—
Net income (loss)	(35)%	(30)%	(38)%

Fiscal years ended June 30, 2006 and June 30, 2005—Continuing Operations

Revenues.   For the year ended June 30, 2006, revenues increased to approximately $80,831,000 from approximately $76,559,000 during the prior year, or a 6% increase from the year ended June 30, 2005. Product sales increased by 24% from $45,490,000 in fiscal 2005 to $56,459,000 in fiscal 2006 primarily related to increased purchases under our New York contracts and educational contracts. Product sales related to our Redrock and ITI acquisitions in the Southwest Region increased by 4% for the full year 2006 compared to 2005. Our services revenue decreased 22% from $31,069,000 in fiscal 2005 to $24,372,000 in fiscal 2006, primarily due to the de-emphasis of the BPO segment. The BPO segment revenue declined from $6,785,000 in fiscal year 2005 to $3,158,000 in the fiscal year 2006. Service revenues for the Southwest region decreased by $2,054,000, or 24% from $8,684,000 in fiscal year 2005 to $6,630,000 in fiscal year 2006, primarily as a result of the under utilization of internal service resources and the subsequent restructuring and reorganization of the Southwest region to improve future performance. Services within the other regions declined approximately $1,016,000 from $15,600,000 in fiscal year 2005 to $14,584,000 in fiscal year 2006 due to lower utilization of service personnel primarily during the third quarter. The revenue mix from product and services sales was 70% and 30%, respectively, for the 2006 fiscal year, as compared to 59% and 41%, respectively, for the 2005 fiscal year.

The following table sets forth for the periods presented from information derived from our consolidated statements of operations (in thousands):

		For the Twelve Months
		ended June 30,		Percentage
REVENUES		2006	2005	change	Amount
DynTek, excluding	Product	$36,460	$26,313	39%	$10,147
Redrock and ITI(1)	Service	17,742	22,385	(21)%	(4,643)
	Total	54,202	48,698	11%	5,504
Redrock and ITI(2)	Product	19,999	19,177	4%	822
	Service	6,630	8,684	(24)%	(2,054)
	Total	26,629	27,861	(4)%	(1,232)
	Totals	$80,831	$76,559	6%	$4,272

       (1) Revenues from Redrock, ITI, and TekConnect are excluded for comparative purposes

       (2) Represents revenues generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, revenues are combined.

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For our year ended June 30, 2006, 51% of our revenues were derived from commercial clients, compared to 49% from government agencies and educational institutions. This represents a comparable customer mix from fiscal 2005 when 53% of our customers were commercial clients and 47% of our customers were government agencies and educational institutions. The acquisition of Redrock and ITI during fiscal year 2005 reduced our dependence overall on state and local government agencies and reflected our decision to grow our commercial business. The State of New York and the City of New York with their agencies accounted for 25% of our total revenues in fiscal 2006.

Gross profit.   Gross profit decreased from $13,893,000 in fiscal 2005 to $12,588,000 in fiscal 2006, a decrease of 9%. Gross margin also decreased from 18.1% in fiscal 2005 to 15.6% during fiscal 2006. Service gross margins improved to 25.0% in fiscal year 2006 from 22.2% in fiscal year 2005. However, the decline in services revenue and the under utilization of resources caused service gross profit to decline from $6,902,000 in fiscal year 2005 to $6,101,000 in fiscal year 2006. Product gross profit declined from $6,991,000 in fiscal 2005 to $6,487,000 fiscal 2006. Product gross margin declined from 15.4% in fiscal year 2005 to 11.5% in fiscal year 2006. The decrease in overall product gross margin is primarily the result of the competitive marketplace in commercial accounts as well as having consummated several large, lower-margin product sales under contracts with certain state and local government clients, and fewer vendor rebates that were received during the fiscal year ended June 30, 2006. Although we have improved our service margins, and will seek opportunities to make further improvements, our product margins in particular are subject to competitive pricing pressures and fluctuate from period to period depending on the mix of products we provide. We believe that current product margins are more reflective of the present marketplace and likely to continue at or near present levels into the foreseeable future. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased to approximately $17,569,000 for the year ended June 30, 2006, from approximately $18,738,000 for the year ended June 30, 2005. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 24.5% during fiscal 2005 compared to 21.7% during fiscal year 2006.

In the last fiscal year, selling costs increased by approximately $733,000, from $11,693,000 in year ended June 2005 compared to $12,426,000 in year ended June 2006, primarily as a result of increased variable selling costs on a higher revenue base. As a percentage of sales, selling costs were 15.2% of sales in fiscal year 2005 and 15.4% in fiscal year 2006. The increase in selling costs during fiscal year 2006 included a $205,000 expense for employee stock options that vested during the first quarter of fiscal year 2006 and one-time severance and restructuring costs of $306,000 during the third quarter.

General and administrative expenses decreased by approximately $1,902,000, from $7,045,000, or 9.2% of revenue in the year ended June 30, 2005, to $5,143,000, or 6.4% of revenue in the year ended June 30, 2006. During fiscal year 2006, corporate general and administrative expenses incurred a one-time charge of $514,000 during the first quarter for severance costs, an additional one-time restructuring and reorganization costs of $450,000 during the quarter ended March 2006, and a $71,000 expense for employee/director stock options that vested during the year. In fiscal year 2005, general and administrative expenses included approximately $850,000 in non-recurring severance and non-cash expenses, including $448,000 from the resignation of our former chief executive officer in June 2005, $201,000 in non-cash expenses for options and warrants.

Depreciation and amortization expense.   Depreciation and amortization expense decreased from approximately $3,171,000 in fiscal 2005 to approximately $2,651,000 for the year ended June 30, 2006. The decrease is primarily due to reduced amortizations of customer lists from prior acquisitions that have now been fully amortized.

Interest expense.   Interest expense increased from $2,138,000 in fiscal 2005 to $7,296,000 in fiscal 2006. This increase was due primarily to non-cash related interest charges of approximately $5,276,000, which was comprised of:

(i)    $1,742,853 in non-cash interest charges resulting from the reduction in the conversion price of our 9% Senior Subordinated Convertible Notes originally issued in October 2004 and amended in October 2005 (the “9% Notes”), $168,768 in non-cash interest charges resulting from the reduction in warrant exercise prices under warrants issued to holders of our 9% Notes, $49,851 in non-cash interest charges resulting from the reduction in warrant exercise price of the warrant issued to Laurus Master Fund, Ltd. (“Laurus”), and $95,188 in non-cash interest charges resulting from the reduction of the exercise price on the Company’s outstanding Class A publicly-traded warrants;

(ii)   year to date non-cash interest amortization on the debt discounts of $161,734 on the Amended and Restated Secured Convertible Term Note originally issued to Laurus in November 2004 and amended in October 2005 (the “Laurus Note”), $426,365 on the 9% Notes, $150,000 on the conversion of the Secured Promissory Notes issued in October 2005 (the “Bridge Notes”), $374,839 on the Secured Promissory Notes issued in March 2006 (the “Senior Notes”), and $207,143 on the Junior Secured Convertible Promissory Notes issued in March 2006 and June 2006, respectively (the “Junior Notes”);

(iii) the retirement of the balances on deferred financing costs of $508,940 on the 9% Notes, $526,421 on the Laurus Note, and $79,942 on the Bridge Notes, and additional deferred financing costs in the aggregate of approximately $158,000 on the Bridge Notes, the Senior Notes, and the Junior Notes.

(iv)  $112,211 of non-cash interest converted to equity due on the Secured Promissory Notes issued in October 2005 in connection with our acquisition of ITI (the “ITI Notes”), $39,211 of non-cash interest converted to equity due on the 9% Notes, and $109,315, of non-cash interest converted to equity due on the Bridge Notes.

At our option, the interest payment of $230,186 due on June 30, 2006 on the Senior Notes was paid in kind and added to the principal portion of the Senior Notes. The aggregate interest payment of $136,932 due on June 30, 2006 on the Junior Notes was also paid in kind and added to the principal portion thereof. The increase also includes contractual interest due on notes that we entered into in January and October 2004, the Bridge Notes entered into in November 2005, and an increase in the average borrowings under our credit facility.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

		For the Twelve Months ended June 30,
		Dollars		Percentage of Revenues
OPERATING EXPENSES		2006	2005	2006	2005
DynTek, excluding	Selling(1)	$8,197	$8,080	10%	10%
Redrockand ITI	General & Administrative(1)	5,085	6,793	6%	9%
	Depreciation & Amortization(1)	2,266	2,807	3%	4%
	Goodwill impairment	—	12,897%	%	17%
	Total	$15,548	$30,577	19%	40%
Redrock and ITI(2)	Selling(2)	4,229	3,613	5%	5%
	General & Administrative(2)	58	252	—	—
	Depreciation & Amortization(2)	385	364	—	—
	Total	$4,672	$4,229	6%	5%
	Totals	$20,220	$34,806	25%	45%

       (1) Revenues from Redrock and ITI are excluded for comparative purposes

       (2) Represents expenses generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, Selling, General and Administrative expenses are now combined.

Impairment of Goodwill.   At June 30, 2006, we performed our annual impairment tests of goodwill for each of our reporting units as required under SFAS 142. As a result of these tests and the analysis performed by an outside valuation specialist, we determined that the remaining amount of goodwill was reasonably valued and that no impairment charge was required for the year ended June 30, 2006.

For the year ended June 30, 2005, an impairment charge of $12,897,000 was recorded. This charge was primarily in connection with our acquisition of DMR in 2002 which was determined to be unrecoverable upon (1) receiving a definitive notice from certain of our customers that they would not renew existing contracts with us and (2) losing a key employee with significant customer relationships. These events had a material adverse impact on our ability to compete in this segment and recover our original investment and a recorded a goodwill impairment charge of $6,026,000 during the quarter ended December 31, 2004. We recorded an additional $6,837,000 during the quarter ended June 30, 2005 in connection with (1) our new management’s decision to limit our activities in the BPO segment to only fulfilling service obligations on our existing contracts and (2) reducing our expectation of future revenue with respect to a service contract that we have with the state of Virginia, as we believe that it is more likely than not that such contract will not be renewed.

We engaged an outside valuation specialist to evaluate the DynCorp Management Resources (DMR) goodwill at June 30, 2005. The results of the evaluation indicated that the fair value of the DMR reporting unit, using a discounted cash flow model, was approximately $6,000,000 less than its carrying value. In determining the impairment charge, we considered a variety of factors including the effects of increasing competition, the non-renewal of several major government services contracts, the closing of certain offices and changes in our business strategy, which is to curtail our activities in the BPO segment.

Other Income (expense).   During the year ended June 30, 2006, we recorded a net non-cash loss on the extinguishment of debt obligations in the aggregate of $13,720,000. We recorded a loss of $14,620,000 based on the difference between the fair value of the equity instruments received in connection with the execution of certain Conversion and Settlement Agreements dated as of March 8, 2006, and the conversion price per share for the ITI Notes (see Note 11), the 9% Notes (see Note 10), and the Bridge Notes (see Note 10) wherein the note holders irrevocably cancelled their notes in exchange for shares of our common stock at a conversion rate of $0.20 per share.

During the year ended June 30, 2006, we recorded a net gain of approximately $900,000 in connection with settling trade debts of approximately $1,947,000. Settlement of these debts in one time cash payments amounted to approximately $725,000, effectuating a one-time gain of $1,222,000. Such gain was offset by a $322,000 loss on the extinguishment of the debt as we also entered into Conversion and Settlement Agreements with certain trade payable creditors to convert outstanding debt balances in the aggregate of approximately $161,000 into 804,165 shares of common stock at the conversion price of $0.20 per share based on the difference between the (a) fair value of 804,165 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $161,000 at the conversion price of $0.20 per share.

We maintain a minority interest in Tekinsight, a full-service network infrastructure and web application services company. We assessed the value for the investment in Tekinsight and took a one-time expense of $505,043 in March 2006.

We also completed the sale of our investment in Private Label Cosmetics (PLC) for a one time gain of $75,000 during the fourth quarter of fiscal year 2006.

The Company realized a gain on the sale of these securities in the amount of $54,000 and approximately $58,000 in interest income during the year ended June 30, 2006.

We completed the transition and sale of our BPO business on June 30, 2006 and $275,000 in proceeds were included as other income.

Net loss.   Our net loss for the year ended June 30, 2006 was $28,262,000 compared to a net loss of $22,591,000 for the year ended June 30, 2005. The net loss in fiscal 2006 did not include a goodwill impairment charge compared to an impairment charge of $12,897,000 for the prior fiscal year. The net loss for fiscal 2006 also included a gain from discontinued operations of $513,000 compared to a gain in fiscal year 2005 of $1,846,000 primarily attributable to claims that we settled with transportation vendors under the Virginia non-emergency transportation service contracts.

The fiscal year 2006 net loss includes depreciation and amortization expense of $2,651,000, non-cash option expense of $275,000, interest expense of $7,296,000 (including a non-cash portion of $5,276,000), a valuation adjustment on the investment in Tekinsight of $505,000, and a $14,620,000 loss on the extinguishment of debt obligations under the ITI Notes, the 9% Notes, and the Bridge Notes; offset by a gain on extinguishment of trade payable debt of $900,000. The fiscal 2005 net loss includes depreciation and amortization expense of $3,171,000, interest expense of $2,138,000 (including a non-cash portion of approximately $899,000) and other non-operating expenses (net) of $1,141,000, which included a write-down of an investment in preferred stock of $1,104,000.

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

The following table sets forth for the periods presented from information derived from our consolidated statements of operations (in thousands):

		For the Twelve Months
		ended June 30,		Percentage
REVENUES		2005	2004	change	Amount
DynTek, excluding	Product	$26,313	22,782	15%	$3,531
Redrock and ITI(1)	Service	22,385	27,165	(18)%	(4,780)
	Total	48,698	49,947	(3)%	(1,249)
Redrock and ITI(2)	Product	19,177	n/a	100%	19,177
	Service	8,684	n/a	100%	8,684
	Total	27,861	n/a	100%	27,861
	Totals	$76,559	$49,947	53%	$26,612

       (1) Revenues from Redrock and ITI are excluded for comparative purposes.

       (2) Represents revenues generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, revenues are combined.

For our year ended June 30, 2005, 53% of our revenues were derived from commercial clients, compared to 47% from government agencies and educational institutions. This represents a significant change in customer mix from fiscal 2004 when 21% of our customers were commercial clients and 79% of our customers were government agencies and educational institutions. The change in mix reflects our decision to reduce our dependence overall on state and local government agencies and to grow our commercial business, which was primarily effected by the creation of our Southwest Region through the acquisitions of Redrock and ITI. The State of New York and its agencies accounted for 21% of our total revenues in fiscal 2005.

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

Impairment of Goodwill.   At June 30, 2005, we performed our annual impairment tests of goodwill for each of our reporting units as required under SFAS 142. As a result of these tests, we determined that the remaining amount of goodwill recorded in connection with our acquisition of DMR in 2002 is non-recoverable. Accordingly, we recorded a $6,837,000 impairment charge during the quarter ended June 30, 2005, which together with earlier impairment charges amounts to $12,897,000 for the year ended June 30, 2005.

We recorded approximately $6,026,000 of goodwill impairment charges during the quarter ended December 31, 2004 after (1) receiving a definitive notice from certain of our customers that they would not renew existing contracts with us and (2) losing a key employee with significant customer relationships, These events had a material adverse impact on our ability to compete in this segment and recover our original investment. We recorded an additional $6,837,000 during the quarter ended June 30, 2005 in connection with (1) our new management’s decision to limit our activities in the BPO segment to only fulfilling service obligations on our existing contracts and (2) reducing our expectation of future revenue with respect to a service contract that we have with the state of Virginia, as we believe that it is more likely than not that such contract will not be renewed.

We evaluated the DMR goodwill at June 30, 2005. The results of the evaluation indicated that the fair value of the DMR reporting unit, using a discounted cash flow model, was approximately $6,000,000 less than its carrying value. In determining the impairment charge, we considered a variety of factors including the effects of increasing competition, the non-renewal of several major government services contracts, the closing of certain offices and changes in our business strategy, which is to curtail our activities in the BPO segment.

For the year-ended June 30, 2004, we recorded goodwill impairment charges in aggregate amount of $11,600,000. Our determination of the charge includes the effects of lower expected government spending and a reduction of forecasted growth rates in BPO contracts. The 2004 impairment charge includes approximately $750,000 associated with the lower BPO business and approximately $7,500,000 specifically associated with lower expected revenues under a significant services contract with the State of Virginia. Our determination of the impairment charge was made based upon a comprehensive review and comparison of the fair values to the book (carrying) values of each of the reporting units at each of the balance sheet dates.

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

Liquidity and Capital Resources

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $1,190,000.

We measure our liquidity in a number of ways, as summarized in the following table:

	As of June 30, 2006	As of June 30, 2005
	(Dollars in thousands)
Cash and cash equivalents	$1,190	$1,297
Working capital	$43	$(5,221)
Working capital without giving effect to acquisition liability	$—	$(1,545)
Current ratio	1.01:1	.80:1
Current ratio without giving effect to acquisition liability	—	.93:1
Notes payable (current portion)	$—	$3,621

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

We incurred a net loss of $28,262,000 for the year ended June 30, 2006, which includes $22,427,000 of non-cash and/or non-recurring charges resulting from $5,276,000 in non-cash interest charges; $2,651,000 of depreciation and amortization; $275,000 in stock based compensation; a $505,000 valuation adjustment on the investment in Tekinsight; and a $14,620,000 loss on the extinguishment of debt obligations under the ITI Notes, the 9% Notes, and the Bridge Notes; offset by a gain on extinguishment of trade payable debt of $900,000. At June 30, 2006, the Company had a positive working capital of approximately $43,000.

In October 2005, we raised gross proceeds of $2,500,000, upon issuance of the Bridge Notes to certain investors. The proceeds were used to pay acquisition debt and for working capital. Interest on unpaid principal under the Bridge Notes was 12% per annum through March 1, 2006, 14% from March 1, 2006 to April 1, 2006. In March of 2006, we entered into a Conversion and Settlement Agreement with the holders of the Bridge Notes to convert the $2,609,315 in aggregate principal and accrued interest under the Bridge Notes into shares of our common stock at a conversion price of $0.20 per share. The conversion was effective and the debt obligation cancelled in June 2006 following the effective date of our 1-for-10 reverse stock split.

In July 2005, we began making principal payments of approximately $146,000 per month on our 9% Notes due to certain investors. In October 2005, we amended a majority of 9% Notes to defer all payments of principal due under such 9% Notes until January 2007. In connection with such amendment, we reduced the conversion price of such notes from $6.50 to $2.20, and issued the 9% Note holders warrants to purchase shares of our common stock at $2.20 per share. In March 2006, we entered into Conversion and Settlement Agreements with the holders of the 9% Notes to convert $2,665,112 in aggregate principle and accrued interest into shares of our common stock at a conversion price of $0.20 per share. These agreements effected a complete settlement of the debt outstanding under the 9% Notes and the shares were issued in June 2006 following the effective date of our 1-for-10 reverse stock split.

In October 2005, we amended the Laurus Note, and deferred principal payments under the Laurus Note from December 2005 until March 2006 in return for a reduction in the exercise price of warrants issued in connection with issuance of the Laurus Note from $6.50 per share to $2.50 per share. This transaction deferred aggregate payments of $831,249 in cash otherwise due and payable prior to March 2006. We incurred a non-cash interest expense of $49,851 in connection with the reduction in the exercise price of the warrants. In March 2006, the remaining principal balance of $6,649,999 along with accrued interest of $102,198 was paid in full and the Laurus Note was cancelled.

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

The facility is comprised of two primary components: (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF agreed to finance certain of our qualified product purchases under an arrangement that provides for us to sell accounts receivable (resulting from the sale of such products to our customers) and for NETF to assume the liability for payment to product vendors; and (2) an Asset Purchase Agreement (the “APA”), under which NETF purchased $7,500,000 of our qualified accounts receivables (services and products). The proceeds we received under the APA were used to repay in full the $4,800,000 balance on our credit line with Textron, for acquisition debt, and general corporate purposes. In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of our additional qualified accounts receivable in the future on the same terms.

We believe that the NETF APLA facility has enabled us to more effectively manage our liquidity. The facility is structured to provide us with the flexibility of matching the timing of cash outflows for product purchases to cash amounts that we collect from our customers. The financing fee under the facility is calculated on a monthly basis depending on our gross margin on such products, and days sales outstanding, which fee we anticipate will be less than prior fees charged under our prior financing arrangement with Textron. We may also use the APA facility as a general financing arrangement for certain product and services receivables.

During fiscal year 2006, we have taken certain steps to conserve our capital resources, including the transition and sale of our BPO segment, and announcing during the first quarter of fiscal year 2006 a projected annualized reduction of our general and administrative expenses by approximately $1,600,000 from the year ended June 30, 2005. In March 2006, the company announced another $800,000 in projected annualized savings from cost reductions measures in selling and general and administrative expenses. Total G&A expenses for the year ended June 30, 2005 was approximately $7,045,000, inclusive of one-time restructuring costs of $850,000. For the twelve-month period ended June 30, 2006, G&A expenses were $5,143,000 inclusive of all one time restructuring and re-organization costs of $964,000. Thus, we believe that we met our projected G&A reduction target.

On March 8, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which we issued Senior Secured Notes in the aggregate principal amount of $6.7 million (the “Senior Notes”). The interest rate for the Senior Notes is 8% per annum if paid in cash, or 11% per annum if paid in kind, which is at our election for the first three years. Principal will be amortized over three years and payable in monthly installments beginning March 31, 2009, with the balance payable on the maturity date of March 1, 2010, and interest will be payable quarterly in arrears beginning June 30, 2006, unless we choose payment in kind option, in which case interest will be added to the principal amount of the Senior Notes during the period that we continue such election. As a condition to the purchase of Senior Notes, we issued warrants pro rata, according to each Senior Lender’s proportion of the aggregate principal amount of the Senior Notes, to purchase 19.9% of its outstanding common stock at the time of exercise, exercisable at $0.01 per share of common stock, until December 31, 2016. Proceeds from the sale of the Senior Notes were used to pay indebtedness outstanding under the Laurus Notes.

On March 8, 2006, under the Note Purchase Agreement, we also issued a Junior Secured Convertible Note to Trust A-4—Lloyd I. Miller (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”). On June 15, 2006, we amended the Note Purchase Agreement to provide that upon the request of Mr. Miller or an affiliate of Mr. Miller, and upon the consent of the Company, the Company shall issue up to an additional aggregate initial principal amount of $3.0 million, on the same terms and conditions as provided for the Junior Note. On June 15, 2006, we issued an additional junior secured convertible promissory note to the Junior Lender in the initial principal amount of $1.0 million, on the same terms and conditions as the Junior Note (together with the Junior Note, the “Junior Notes”). The interest rate for the Junior Notes is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at our election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning June 30, 2006, unless we choose the payment in kind option, in which case interest will be added to the principal amount of the Junior Notes during the period that we continue such election. The Junior Notes may be converted into shares of our common stock at any time at the election of the holder at a conversion price of $0.20 per share of common stock after giving effect to the reverse stock split. Thus, the Junior Notes issued to the Junior Lender are convertible into 30,212,952 shares of our common stock, assuming that interest thereon is paid in kind for the first three years.

On March 8, 2006, we entered into a Securities Purchase Agreement with certain accredited investors (the “Securities Purchase Agreement”), pursuant to which we raised approximately $683,226 in net proceeds through the initial closing of a private placement of an aggregate of 3,795,700 shares of common stock at a purchase price of $0.20 per share and warrants to purchase 759,140 shares of common stock. On May 15, 2006, we effected a second and final closing of this private placement and raised $1,145,904 in gross proceeds from the sale of 5,729,520 shares of common stock at $0.20 per share and issued warrants to purchase 1,145,904 shares of common stock at an exercise price of $0.20 per share. At the second closing Network 1 was paid a fee of $114,590 and issued a warrant to purchase 1,145,904 shares of common stock at an exercise price of $0.20 per share.

The Company believes that its strategy of streamlining the business around its core competency of providing IT solutions is enabling it to operate under a more efficient cost structure than it had in the past. The Company is also not required to make principal payments under any of note obligations until June 2009 and its accounts receivable and product financing arrangement with NETF is providing it with timely working capital resources. Accordingly, the Company believes (based on these initiatives) that it will have sufficient liquidity to sustain the business through June 30, 2007.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain the business through June 30, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise addition capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it guarantee that any will become available.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Non-Convertible Debt Obligations	6,930	—	—	6,930
Convertible Debt Obligations	4,137	—	—	4,137	—
Acquisition Debt	—	—	—	—	—
Operating Lease Obligations	1,654	603	884	157	10
Total	$12,721	$603	$884	$11,224	$10

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill, and accounting for discontinued operations.

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

BPO Services Revenue

For our BPO services, which primarily included our child support service contracts in the states of Kansas and Nebraska, we provided services under a fixed price (flat monthly fee) contract, and recognized revenue as the services are provided and billed. In the state of North Carolina, we had one contract subject to revenue-sharing related to child support services. Under that contract, a fee from amounts collected was shared with the county on a percentage basis, and revenue was recognized monthly in arrears as a percentage of the total amount of collections received.

Collectability of Receivables.   A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.

Goodwill.   SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the company’s acquisitions, most recently the acquisitions of Redrock in September 2004 and ITI in October 2004, and recorded goodwill in the amount of $4,664,000 and $6,568,000, respectively. During fiscal year 2006, additional costs were incurred relating to the Redrock acquisition and goodwill was increased by approximately $153,000 per the separation agreement of a third owner of Redrock (see Note 8). In these instances, goodwill was determined by comparing the purchase price and related transaction costs with the fair value of the net tangible assets and liabilities acquired.

Convertible Notes.   The company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5.

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We do not have any variable rate debt instruments and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DYNTEK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Dyntek, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dyntek, Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dyntek, Inc. and Subsidiaries, at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with generally accepted accounting principles (United States).

Marcum & Kliegman LLP
New York, New York
October 10, 2006

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	June 30, 2006	June 30, 2005
CURRENT ASSETS:
Cash	$546	$963
Cash—Restricted	644	334
Accounts receivable, net	1,881	17,894
Due from NETF	2,817	—
Inventory	193	1,666
Prepaid expenses and other current assets	101	75
Other receivables	118	125
TOTAL CURRENT ASSETS	6,300	21,057
RESTRICTED CASH—non current portion	559	231
PROPERTY AND EQUIPMENT, net	763	959
GOODWILL	18,767	18,579
ACQUIRED CUSTOMER LISTS, net	2,722	4,637
DEFERRED FINANCING COSTS, net	304	1,002
DEPOSITS AND OTHER ASSETS	273	871
	$29,688	$47,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$168	$1,274
Accounts payable	2,090	8,937
Line of credit	—	4,697
Acquisition indebtedness	—	3,676
Accrued expenses	2,705	2,564
Deferred revenue	1,036	996
Notes payable-accrued interest	—	184
Notes payable-current portion	—	3,621
Liabilities of discontinued operations	258	329
TOTAL CURRENT LIABILITIES	6,257	26,278
DEFERRED REVENUE—non current portion	529	588
ACQUISITION INDEBTEDNESS—non current portion	—	644
NOTES PAYABLE—non current portion	2,021	6,371
TOTAL LIABILITIES	8,807	33,881
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 583,124 shares issued and outstanding as of June 30, 2006 and June 30, 2005, respectively	—	1
Class A Common stock, $.0001 par value, 450,000,000 shares authorized; 55,180,586 and 7,542,676 shares issued and outstanding as of June 30, 2006 and June 30, 2005, respectively	6	1
Additional paid-in capital	146,783	109,555
Common stock to be issued in connection with acquisition (428,000 shares)	—	1,544
Accumulated deficit	(125,908)	(97,646)
TOTAL STOCKHOLDERS’ EQUITY	20,881	13,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,688	$47,336

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Years Ended June 30,
	2006	2005	2004
REVENUES
Product Revenues	$56,459	$45,490	$22,782
Service Revenues	24,372	31,069	27,165
TOTAL REVENUES	80,831	76,559	49,947
COST OF REVENUES
Cost of Products	49,972	38,499	19,031
Cost of Services	18,271	24,167	21,980
TOTAL COST OF REVENUES	68,243	62,666	41,011
GROSS PROFIT	12,588	13,893	8,936
OPERATING EXPENSES:
Selling	12,426	11,693	7,125
General and administrative	5,143	7,045	5,050
Depreciation and amortization	2,651	3,171	2,985
Impairment of goodwill	—	12,897	11,600
TOTAL OPERATING EXPENSES	20,220	34,806	26,760
LOSS FROM OPERATIONS	(7,632)	(20,913)	(17,824)
OTHER INCOME (EXPENSE)
Gain (Loss) on marketable securities	54	(250)	(207)
Loss on extinguishment of debt	(13,720)	—	—
Equity interest in loss of investee	—	—	(64)
Interest expense	(7,296)	(2,138)	(942)
Interest income	58	30	102
Other income (expense), net	(239)	(1,141)	—
TOTAL OTHER INCOME (EXPENSE)	(21,143)	(3,499)	(1,111)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,775)	(24,412)	(18,935)
INCOME TAX	—	25	—
LOSS FROM CONTINUING OPERATIONS	(28,775)	(24,437)	(18,935)
DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	—	—	392
Gain (loss) on discontinued operations	513	1,846	(456)
TOTAL GAIN (LOSS) FROM DISCONTINUED OPERATIONS	513	1,846	(64)
NET LOSS	$(28,262)	$(22,591)	$(18,999)
NET LOSS PER SHARE:
Continuing operations	$(1.33)	$(3.78)	$(4.00)
Discontinued operations	0.02	0.29	(0.01)
NET LOSS PER SHARE—basic and diluted	$(1.31)	$(3.49)	$(4.01)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION-BASIC AND DILUTED	21,572,858	6,466,277	4,730,170
NET LOSS	$(28,262)	$(22,591)	$(18,999)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX Unrealized gain (loss) on available-for-sale securities	—	—	74
COMPREHENSIVE LOSS	$(28,262)	$(22,591)	$(18,925)

See notes to consolidated financial statements.

DYNTEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Class	A		Additional	Unrealized	Accum-	Stock-
	Preferred	Stock	Common	Stock	Acquisition	Paid-in	Gain (loss)	ulated	holders’
	Shares	Amount	Shares	Amount	Shares	Capital	Securities	Deficit	Equity
Balance—June 30, 2003	1,490	$1	3,838	$—	—	81,922	(244)	(56,056)	25,623
Conversion of Preferred Stock to Common Stock	(807)		202
Shares issued in connection with private placement of common stock			1,582	1		11,000			11,001
Warrant exercise			138			1,041			1,041
Stock option exercise			—			4			4
Shares issued in connection with acquisition of Woda & Associates			26			200			200
Shares issued in connection with acquisition of Entellus			11			90			90
Cancellation of note payable						5,625			5,625
Shares issued in connection with convertible debt repayment			25			225			225
Convertible debt warrant discount						499			499
Shares issued to placement agent in connection with convertible debt			16			170			170
Shares issued for services			5			50			50
Changes in unrealized gain (loss) on securities available for sale							74		74
Net loss								(18,999)	(18,999)
Balance—June 30, 2004	683	$1	5,843	$1	—	100,826	(170)	(75,055)	25,603
Conversion of Preferred Stock to Common Stock	(100)		25
Shares issued upon conversion of 9% notes			78			509			509
Warrants issued for services						190			190
Shares issued in connection with Laurus Funds debt financing			6			40			40
Debt discount on 9% convertible notes						569			569
Warrants issued to placement agent						44			44
Shares issued in connection with private offering			1,481			6,877			6,877
Common stock held in escrow under AMR asset purchase			30
Shares issued in connection with acquisition of Redrock			79			500			500
Changes in unrealized gain (loss) on securities available for sale							170		170
Shares to be issued in connection with acquisition of ITI (428,000 shares)					1,544				1,544
Net loss								(22,591)	(22,591)
Balance—June 30, 2005	583	$1	7,543	$1	$1,544	109,555	—	(97,646)	13,455
Conversion of Preferred Stock to Common Stock	(583)	(1)	145						(1)
Shares to be issued in connection with acquisition of ITI (428,000 shares)			428		(1,544)	1,544
Stock based compensation						275			275
Capital financing fees						(549)			(549)
Change in conversion price of 9% Notes						1,743			1,743
Change in exercise priced of warrants issued to 9% note-holders						169			169
Change in exercise priced of warrants issued to Laurus Master Funds						50			50
Discounts recorded upon issuance of Bridge Notes						150			150
Shares issued in private placement			3,796			683			683
Change in exercise price of warrants						95			95
Shares issued upon settlement of 9% Notes			13,283	2		7,969			7,971
Shares issued in private placement			5,730	1		1,031			1,032
Shares issued upon exercise of warrants			189			—			—
Shares issued upon settlement Iof acquisition debt			10,216	1		6,130			6,131
Shares issued upon of Bridge Notes			13,047	1		7,828			7,829
Shares issued upon trade payables			804			482			482
Discounts recorded upon issuance of Senior Notes						6,228			6,228
Discounts recorded upon issuance of Junior Notes						3,400			3,400
Net loss								(28,262)	(28,262)
Balance—June 30, 2006	—	—	55,181	$6	—	146,783	—	(125,908)	20,881

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(28,775)	$(24,437)	(18,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,651	3,171	2,880
Non-cash interest	5,276	899	120
Stock based compensation	275	190	—
Amortization of capitalized software costs	—	—	—
Equity interest in loss of investee	—	—	64
Loss / (Gain) on marketable securities	(54)	248	207
Impairment charges
Goodwill	—	12,897	11,600
Capitalized software	—	—	105
Loss on extinguishment of debt	13,720	—	—
Investment losses	—	1,104	—
Loss on note due from equity investee	—	448	—
Settlement of note due from former officer	—	100	—
Gain on sale of equipment	—	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	15,965	(2,847)	(3,221)
Due from NETF	(2,817)
Inventory	1,473	(215)	(1,048)
Accrued interest on notes payable	(176)	106	79
Accrued interest income on note	—	—	—
Prepaid expenses and other current assets	(19)	30	97
Deposits and other assets	598	(561)	89
Accounts payable	(5,625)	1,039	(5,532)
Deferred revenue	(19)	786	(648)
Accrued expenses	302	229	(810)
Restricted cash	(638)	5	685
Total adjustments	30,912	17,616	4,667
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	2,137	(6,821)	(14,268)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of discontinued operations	—	—	392
Cash from disposition of marketable securities	54	—	—
Other notes receivable	—	(22)	(12)
Cash received from Redrock acquisition	—	405	—
Cash received from ITI acquisition	—	106	—
Cash paid for acquisitions	(457)	(6,618)	—
Cash proceeds from sale of securities	—	—	71
Cash proceeds from sale of equipment	—	50	—
Capital expenditures	(224)	(370)	(195)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(627)	(6,449)	256
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(1,106)	994	(243)
Proceeds from debt financing, net of expenses	13,200	5,439	6,000
Deferred financing costs	(575)	(662)	(564)
Net proceeds (repayments) under line of credit	(4,697)	968	1,746
Exercise of options and warrants	—	—	1,045
Issuance of common stock, net of expenses	1,169	6,886	11,001
Principal payments	(10,360)	(196)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,369)	13,429	18,985
CASH FLOWS OF DISCONTINUED OPERATIONS:
Operating cash flows	442	(2,006)	(2,163)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	442	(2,006)	(2,163)
NET INCREASE (DECREASE) IN CASH	(417)	(1,847)	2,810
CASH AT BEGINNING OF YEAR	963	2,810	—
CASH AT END OF YEAR	$546	$963	$2,810

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands, except share data)

	Years Ended June 30,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,916	$1,164	$681
Cash paid for income taxes	$—	$—	$33
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes into common stock	$7,468	$509	$225
Note receivable converted to preferred stock	$—	$—	$1,104
Issuance of common stock and warrants to agents in convertible debt transactions	$—	$84	$170
Common stock issued/to be issued to sellers of acquired businesses	$—	$2,044	$290
Issuance of common stock for services rendered	$—	$—	$50
Reclassification of LaborSoft accounts receivable to notes receivable, net of reserve	$—	$—	$436
Debt discount issued in connection with convertible debt	$—	$569	$499
Cancellation of note payable and accrued interest by investors	$—	$—	$5,625
Acquisitions of businesses:
Current tangible assets		$3,631
Non current tangible assets		508
Current liabilities assumed		(4,566)
Intangible assets acquired		1,802
Goodwill recognized		11,607
Less
Accrued purchase consideration		(4,320)
Stock based purchase consideration		(2,044)
Cash paid for acquisitions of businesses		$6,618

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION

DynTek, Inc. (the “Company”) was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. In January 1998 the Company changed its name to Tadeo Holdings, Inc. In November 1999 the Company changed its name to TekInsight, Inc., and in December 2001 the Company changed its name to DynTek, Inc.

The Company provides professional information technology (“IT”) services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions.

Reverse Stock Split and Amendment to Certificate of Incorporation

As described in Note 14, the Company’s stockholders approved an amended to its certificate of incorporation to effectuate a 1-for-10 reverse stock split and certain other transactions intended to recapitalize the Company. The reverse split became effective on June 5, 2006. All share information included in the accompanying financial statements and notes thereto give retroactive effect to the reverse split.

2.                 LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $28,262,000 for the year ended June 30, 2006, which includes $22,427,000 of non-cash charges resulting from $2,651,000 of depreciation and amortization; $275,000 of stock-based compensation; $5,276,000 of non-cash interest; a $505,000 reduction in the carrying value of an investment and a $14,620,000 loss on the extinguishment of debt obligations (Note 11). These charges were offset by a $900,000 gain on the extinguishment of trade payables (Note 11). The Company has $43,000 of working capital at June 30, 2006.

The Company, beginning in the first quarter of its fiscal year ended June 30, 2006, undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives include, among other things, streamlining operations by reducing employee headcount, cutting overhead expenses and focusing revenue generating activities on selling products that are intended to generate higher profit margins.

The Company’s financial restructuring initiatives have enabled it alleviate constraints on its liquidity from having to immediately service previously existing debt obligations. The Company entered into a new credit facility with New England Technology and Finance (“NETF”) on August 8, 2005 (Note 7), converted two major note obligations and certain trade payables into equity during the quarter ended March 31, 2006 (Note 11), restructured notes payable to sellers of acquired businesses that were ultimately converted into equity on March 8, 2006 (Note 12), and issued $6,700,000 of notes to a major investor/stockholder on March 8, 2006. The Company used the proceeds of its $6,700,000 note offering to repay notes due to the Laurus Master Funds (Note 11). In May and June of 2006, the Company issued an aggregate of $4,000,000 of additional notes to the same major investor. The proceeds of these notes were used to repay certain indebtedness and for general corporate purposes.

The Company also raised net proceeds of approximately $1,714,000 through issuances of common stock in a private placement transaction (Note 14).

Subsequent to June 30, 2006, the Company raised an additional $3,000,000 through its issuance of notes to the same major investor described above. These funds are available to the Company to complete acquisitions of suitable target companies that the Company may identify. However, such funds will be available to the Company in the event that it does not identify a suitable acquisition candidate.

The Company believes that its strategy of streamlining the business around its core competency of providing IT solutions is enabling it to operate under a more efficient cost structure than it had in the past. The Company is also not required to make principal payments under any of its note obligations until June 2009 and its accounts receivable and product financing arrangement with NETF is providing it with timely working capital resources. Accordingly, the Company believes (based on these initiatives) that it will have sufficient liquidity to sustain the business through June 30, 2007.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain the business through June 30, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise addition capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

3.                 SIGNIFICANT ACCOUNTING POLICIES

A.             Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

B.              Revenue Recognition.   The Company applies the revenue recognition principles set forth under SOP 97-2 and SAB 104 with respect to all of our revenue. We adhere strictly to the criteria set forth in paragraph.08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable.

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

BPO Services Revenue

For business process outsourcing (“BPO”) services, which primarily included the Company’s child support service contracts in the state of Nebraska, the Company provides services under a fixed price (flat monthly fee) contract, and recognizes revenue as the services are provided and billed. In the state of North Carolina, the Company has one contract subject to revenue-sharing related to child support services. Under that contract a fee from amounts collected is shared by the Company with the county on a percentage basis, and revenue is recognized monthly in arrears as a percentage of the total amount of collections received.

C.              Cash and Cash Equivalents—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

D.             Accounts Receivable—The Company generates accounts receivable from sales of services and products to its customers. The Company establishes reserves for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Information with respect to the Company’s allowance for doubtful accounts is presented in Note 6.

The Company sells its eligible accounts receivable with limited recourse to NETF under each of an Asset Purchase and Liability Assumption Agreement and an Asset Purchase Agreement that it entered into with NETF during the year ended June 30, 2006. The Company retains certain servicing rights under a related Master Servicing Agreement that provides for the Company to manage collections and other ongoing interactions with customers for certain contractual fees. These agreements are more fully described in Note 7.

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables to NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements.

E.              Property and Equipment—Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

F.               Loss Per Common Share—Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, convertible debt, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of June 30, 2006 and 2005 is as follows:

	As of June 30,
	2006	2005
Preferred Shares (convertible at 2.5 common shares)	—	145,781
Warrants	26,946,897	2,312,924
Options	231,166	355,300
Convertible debt	20,684,658	1,615,318
	47,862,721	4,429,323

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

H.            Stock Based Compensation—Prior to July 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” The Company applied the proforma disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation.”

Effective July 1, 2005, the Company adopted SFAS No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 15. Accordingly, the Company recognized in salaries and related expense in its statement of operations approximately $275,000 for the fair value of stock options vested and for options expected to vest during year ended June 30, 2006.

For the years ended June 30, 2005 and 2004, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the following table presents pro-forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

	Year Ended June 30,
	2005	2004
	(in thousands except per share data)
Net Loss	$(22,591)	$(18,999)
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(332)	(151)
Pro-forma net loss under Fair Value Method	$(22,923)	$(19,150)
Loss per share
Basic	$(3.55)	$(4.05)
Diluted	$(3.55)	$(4.05)
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting:
Pro-forma loss share basic	$(3.55)	$(4.05)
Pro-forma loss share diluted	$(3.55)	$(4.05)

The fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.44% to 4.05%; expected dividend yield: 0%; expected option life: 3 to 4 years; volatility: 35% to 136%.

I.                  Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of notes receivable approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest. The carrying amounts of notes payable approximate fair value because the effective yields of such instruments, which includes the effect of contractual interest rates taken together with discounts resulting from the concurrent issuances the issuances of common stock purchase warrants, are consistent with current market rates of interest.

J.                 Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations (Note 4). SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit (Note 9).

K.             Comprehensive Income (Loss)—Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions.

L.               Inventory—Inventory consist primarily of finished goods in transit, which are recorded at the lower of cost or market.

M.           Advertising Costs—Costs related to advertising and promotions of services are charged to sales operating expense as incurred. Advertising expense amounted to $162,000, $59,000, and $32,000 for the years ended June 30, 2006, 2005 and 2004, respectively. These expenses are included in selling expenses in the accompanying statements of operations.

N.             Shipping and Handling Costs—The Company accounts for shipping and handling costs as a component of “Cost of Product Revenues.” These costs are primarily the direct freight costs related to the “drop shipment” of products to the Company’s customers. Shipping and handling costs amounted to $218,000 in fiscal 2006, $134,000 in fiscal 2005, and $95,000 in fiscal 2004.

O.            Convertible Notes

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

P.     New Accounting Standards

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” (SFAS 153). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement are intended be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is “conventional” for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In September 2005, the EITF ratified Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its “best efforts” to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Task Force did not reach a conclusion on this issue; however, the Company has adopted View C of this pronouncement and treats registration right agreements as a free standing derivative. The adoption of View C did not have a material affect on the Company’s financial statements.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholders’ equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.” SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the provisions of this statement prospectively to new instruments.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is evaluating the potential impact, if any, that the adoption of SFAS 156 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.                 BUSINESS COMBINATIONS

Redrock Communications Solutions, Inc.

On September 29, 2004, the Company entered into a Stock Purchase Agreement (the “Agreement”) effective August 1, 2004 to acquire all of the outstanding Common Stock of Redrock Communication Solutions, Inc. (“Redrock) for purchase consideration (after giving effect to earn-outs) of $5,226,000. The purchase price included $4,726,000 in cash and $500,000 for the fair value of 793,000 shares of common stock.

The Company assumed net liabilities of approximately $383,000 with respect to this transaction and allocated the excess of the purchase price over the fair value of net liabilities assumed as follows: customer list for $755,000 and goodwill for $4,817,000.

Integration Technologies Inc.

On October 14, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, ITI Acquisition Corp., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”), Integration Technologies, Inc., a California corporation (“ITI”), the shareholders of ITI (the “ITI Shareholders”) and Casper Zublin, Jr., in his capacity as the shareholder representative (the “Representative”). Pursuant to the terms of the agreement the Company acquired all of the outstanding common stock of ITI for aggregate purchase consideration (after giving effect to earn-outs and certain changes and amendments to the purchase price) amounting to $6,890,000. The purchase price, as adjusted included $5,346,000 in cash and $1,544,000 for the fair value of 428,000 shares of common stock.

The Company assumed net liabilities of approximately $78,000 with respect to this transaction and allocated the excess of the purchase price over the fair value of net liabilities assumed as follows: customer list for $400,000 and goodwill for $6,568,000.

In September 2005, the Company and certain sellers of ITI (including the Company’s current chief executive officer, Casper Zublin, Jr.) agreed to convert $2,574,735 of remaining payments into promissory notes bearing interest at 8.9% per annum. The Company paid $643,684 in principal due under the ITI Notes in September 2005, with a remaining aggregate principal balance of $1,931,051.

On March 8, 2006, the Company entered into Conversion and Settlement Agreements with the holders of ITI Notes providing for the surrender of the notes to the Company for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest of $2,043,273 by a conversion price of $.20 per share. As described in Note 11, the Company accounted for the extinguishment of these and other notes that were also settled on March 8, 2006 as a troubled debt restructuring in accordance with SFAS 15. The conversion was effective and the shares of common stock were issued in June 2006 following the effective date of the Company’s 1 for 10 reverse stock split.

5.                 RESTRICTED CASH

Restricted cash includes cash received in connection with maintenance agreements that is restricted and will become available to the Company as revenue is earned and recognized under the terms of the respective agreements, which are three years. The non-current portion, which amounts to approximately $559,000, is classified as a non-current asset.

6.                 ACCOUNTS RECEIVABLE

Accounts receivable as follows (in thousands of dollars):

	June 30,
	2006	2005
Accounts receivable	$2,581	$18,512
Less: allowance for doubtful accounts	(700)	(618)
	$1,881	$17,894

7.                 DUE FROM NETF

On August 8, 2005, the Company entered into a series of related agreements with NETF providing for NETF to purchase, eligible accounts receivable balances and to finance qualified purchases (as defined). This facility is comprised of three components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF finances certain of the Company’s qualified product purchases in connection with consummating sales to customers and (2) an Asset Purchase Agreement (the “APA”), and (3) a Master Servicing Agreement (“MSA”).

Qualified product purchases financed by NETF under the APLA are repaid from collections of accounts receivable balances that the Company generates from its sales of such products to customers. The Company transfers title to the invoices to NETF at the time these sales are financed and delivery is made to the customer. The Company pays contractual financing and servicing fees to NETF for its financing of these purchases in an amount that is equal to a percentage of the gross profit margin on such sales. The percentages fees vary based on the (a) amount of gross profit on such sales and (b) number of days in which the receivables from such sales remain uncollected.

NETF remits periodically to the Company an amount equal to the monthly gross profit margin on the sales less the contractual fees. The APLA also provides for the Company to repurchase, after 150 days, any amounts that remain unpaid by the customer for reasons other than the customer’s inability to pay as a result of its financial condition or possible insolvency. NETF pre-approves all product purchases and the credit worthiness of the Company’s customers under this arrangement as a precondition to financing the sale.

Under the APA, the Company transfers eligible accounts receivable to NETF in exchange for advances of up to 80% of their gross amount.  NEFT charges the Company fees (the “Discount Factor”) in an amount equal to the LIBOR rate plus 4% annum on advances made at the time of the transfer. The Company also retains servicing rights under the (“MSA”). Under the terms of the MSA, the Company manages collections and other ongoing interactions with its customers in exchange for fees amounting to approximately 20% of the gross invoice amount. NEFT settles fees payable to the Company under this arrangement net of the Discount Factor.

At the inception of the agreement, NETF funded $7,500,000 of qualified accounts receivable under the APA agreement. The proceeds received from NETF at the inception of the agreement were used (i) to repay $4,800,000 of the remaining balance due under a previously existing secured borrowing arrangement (Note 11), (ii) to repay acquisition debt, and (iii) for general corporate purposes. The APA also provides for the Company to repurchase, after 150 days, any amounts that remain unpaid by the customer for reasons other than the customers’ inability to pay as a result of its financial condition or possible insolvency; however such repurchases are limited to 15% of all receivables transferred to NETF under this arrangement. In addition, NETF pre-approves the credit worthiness of the Company’s customers under this arrangement as a precondition to purchasing any invoice.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The Company has also indemnified NETF for the risk of loss under any transferred balances except for loss incurred as a result of customer credit risk. The aggregate amount of fees incurred under this arrangement (under the APA and APLA) amounted to $1,164,830 and is included as a component of interest expense in the accompanying statement of operations for the year ended June 30, 2006.

8.                 PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment are as follows (in thousands of dollars):

	June 30,
	2006	2005
Furniture and Fixtures	$1,044	$1,030
Vehicles	49	49
Computer equipment	3,280	3,074
Machinery and equipment	3	3
Leasehold improvements	41	36
	4,417	4,192
Less: accumulated depreciation	(3,654)	(3,233)
	$763	$959

Depreciation expense for the years ended June 30 2006, 2005, and 2004 amounted to approximately $420,000, $359,000, and $310,000 respectively.

9.                 GOODWILL

Goodwill represents the fair value of net assets acquired in excess of the aggregate of purchase consideration issued to sellers and transaction costs incurred in connection with completing business combinations. The Company’s remaining goodwill relates to its IT services segment which principally includes its Redrock, ITI and Data Systems components, which together constitute the IT Services Segment reporting unit. The Company performed its annual goodwill impairment test of the IT services segment at June 30, 2006, in accordance with SFAS 142. Based on the results of this test, the Company determined that an impairment charge is not required for the year ended June 30, 2006.

The Company recorded a $12,897,000 impairment charge for the year ended June 30, 2005 for goodwill recorded in connection with its acquisition of DMR in 2002. The Company determined such goodwill to be unrecoverable upon (1) receiving a definitive notice from certain of its customers that they would not renew existing contracts with the Company and (2) losing a key employee with significant customer relationships. These events had a material adverse affect on the Company’s ability to compete in this segment and recover its original investment. A portion of this charge ($6,026,000) was recorded during the quarter ended December 31, 2004 based on events described herein. The Company recorded an additional $6,837,000 charge during the quarter ended June 30, 2005 in connection with (1) new management’s decision to limit the activities of the BPO segment to only fulfilling service obligations on the its existing contracts and (2) reducing its expectation of future revenue with respect to a service contract with the state of Virginia.

10.          INTANGIBLE ASSETS

At June 30, 2006, 2005, and 2004, the Company had the following intangible assets (in thousands):

	2006	2005	2004
Acquired customer lists	$14,562	$14,246	$12,678
Less: accumulated amortization	11,840	9,609	7,136
Acquired customer lists, net	$2,722	$4,637	$5,542
Goodwill	$18,767	$18,579	$19,869

In June 2006, the Company increased its acquired customer list by $316,000 as a result of the acquisition of the Long Island Division of TekConnect Corporation.

Amortization of acquired customer lists is computed on a straight-line basis over periods of 3 to 7 years. Amortization expense for each of the years ended June 30, 2006, 2005, and 2004, amounted to approximately $2,231,000, $2,712,000, and $2,182,000, respectively.

Future amortization expense over the estimated remaining lives of acquired customer lists is as follows (in thousands):

Year Ending June 30,
2007	$2,263
2008	353
2009	106
Total	$2,722

11.          NOTES PAYABLE

9% Subordinated Convertible Note

On October 15, 2004, the Company entered into a 9% Senior Subordinated Convertible Note Purchase Agreement with certain investors in which it issued an aggregate of $4,438,775 in principal amount of the Company’s Senior Subordinated Convertible Notes (the “9% Notes”), bearing interest at 9% per annum with a maturity of three years. Interest payments were due quarterly on the first day of each calendar quarter. Principal payments were due in monthly installments of $145,844 beginning July 1, 2005 with any remaining principal due on October 15, 2007. The 9% Notes were convertible into shares of the Company’s common stock at a conversion price of $6.50 per share, subject to certain adjustments.

On October 26, 2005, the Company amended the 9% Notes with a majority of the holders thereof, and deferred all payments of principal due under the 9% Notes until January 2007. In exchange for the deferral, the Company (i) reduced the conversion price under the 9% Notes from $6.50 to $2.20 per share, (ii) reduced the exercise price of warrants held by the holders of the 9% Notes from $5.00 to $2.20 per share, and (iii) increased the number of shares exercisable under the 9% Notes warrants by an aggregate of 491,400 shares. This transaction deferred approximately $1,893,629 in aggregate principal payments otherwise due and payable through January 2007.

The Company accounted for the modification of the 9% Notes in accordance with SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS 15”). Accordingly, the Company recorded a non-cash interest charge of $1,742,853, which represented the incremental number of shares issuable upon conversion of the 9% Notes by having reduced the conversion price from $6.50 to $2.20, multiplied by $2.00, the closing price of the Company’s common stock on October 26, 2005. The Company also recorded a non-cash interest charge in the amount of $168,768, which represents the increase in the fair value of the common stock purchase warrants held by the holders of the 9% Notes that resulted from reducing their exercise price from $5.00 to $2.20 as of the date of the modification.

On March 8, 2006, the Company entered into Conversion and Settlement Agreements with the holders of the 9% Notes providing for the surrender of the notes to the Company for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest of $2,655,112 by a conversion price of $.20 per share. As described below (Debt Extinguishment Related Accounting), the Company accounted for the extinguishment of these and certain other notes also settled during March 2006 as a troubled debt restructuring in accordance with SFAS 15. All the holders of the 9% Notes were issued shares of the Company’s stock following the 1 for 10 reverse stock split effected on June 5, 2006.

Amortization of the debt discount in connection with issuance of the 9% Notes amounted to $434,365 inclusive of a $308,005 adjustment upon conversion of the debt during the year ended June 30, 2006 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. Contractual interest expense on the 9% Notes for the year ended June 30, 2006 amounted to $238,895 and is also included as a component of interest expense in the accompanying condensed consolidated statement of operations.

Laurus Funds Note

On November 15, 2004, the Company and Laurus Master Fund, LTD (Laurus) entered into an Amended and Restated Secured Convertible Term Note (the “Laurus Note”). The Laurus Note was convertible at the option of Laurus into the Company’s common stock at a conversion price of $6.50 per share. The Laurus Note was subordinated to the Company’s working capital credit facility; however, substantially all other assets of the Company were pledged as security for this obligation.

The Laurus Note provided for interest payable at the greater of the prime rate plus 1% per annum or 4% per annum. Principal payments were due in twenty-four monthly installments of $277,083 beginning December 1, 2005. Any pre-payments of principal that the Company chose to make under the Laurus Note prior to its maturity were subject to a 2% prepayment premium.

In connection with this transaction, the Company also issued to Laurus Funds a five-year amended and restated warrant to purchase 1,046,150 shares of the Company’s common stock, exercisable at $6.50 per share (the “Laurus Warrant”)

In accordance with APB 14, the Company allocated $6,551,000 of the proceeds to the Laurus Notes and $98,982 of the proceeds to the Laurus Warrant (including the effect of note amendments). Accretion of the aforementioned discount (including the effect of note amendments) amounted to $163,733 inclusive of an $118,565 adjustment upon cancellation of the debt for the year ended June 30, 2006, and is included as a component of interest expense in the accompanying statement of operations. Contractual interest expense on the Laurus Notes amounted to $402,557 for the year ended June 30, 2006 and is also included as a component of interest expense in the accompanying statement of operations

On October 26, 2005, Laurus agreed to defer principal payments due on its note from December 2005 until March 2006 in exchange for a decrease in the exercise price of its warrants from $6.50 per share to $2.50 per share. Laurus entered this transaction to assist the Company with alleviating its immediate liquidity constraints. This transaction resulted in the deferral of approximately $831,249 in principal payments otherwise due and payable through March 2006.

The Company accounted for the modification of the Laurus Note in accordance with SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”). Accordingly, there was no change in the carrying value of the Laurus Note since the amendment affected only the timing of the payments and not the aggregate amount of the liability. The Company also recorded a non-cash interest charge in the amount of $49,851, which represented the increase in the fair value of the common stock purchase warrants held by Laurus that resulted from reducing their exercise price from $6.50 to $2.50 as of the date of the modification.

In March 2006, the Company used proceeds received upon its issuance of senior notes described below (Senior Notes) to repay the remaining principal balance of $6,649,999 plus interest and fees of $102,198 due under the Laurus Note obligation.

Bridge Notes

On October 26, 2005, the Company entered into a Note Purchase Agreement, whereby it obtained an aggregate loan of $2,500,000 from two stockholders of the Company pursuant to two Secured Promissory Notes (the “Bridge Notes”), each in the original principal amount of $1,250,000. The Bridge Notes bore interest at 12% per annum until March 1, 2006, with the interest rate increasing 2% each month until June 1, 2006. The Company was required to redeem the Bridge Notes on the earlier of (i) the closing of a rights offering to record holders of the Company’s common stock in an aggregate amount of $15,000,000 or more; (ii) the stated maturity date, December 31, 2006; or (iii) an event of default. Payment of principal and interest under the Bridge Notes was secured by a lien on substantially all the assets of the Company, which lien is subordinated to the perfected security interests held by existing secured lenders. The carrying value of the Bridge Notes was approximately equal to its fair value due to its short maturity and the fact that the contractual interest rate is approximately equal to the effective rate of interest that would prevail for instruments with similar credit risk.

In connection with the issuance of the Bridge Notes, the Company issued warrants to purchase shares of its common stock (the “Warrants”). The Warrants are exercisable for an aggregate 100,000 shares of its common stock at an exercise price equal to $0.01 per share. The Warrants expire on October 26, 2015. In accordance with APB14, the company recorded a $150,000 discount on the Bridge Notes based on the relative fair values of the Bridge Notes and the Warrants.

Contractual interest expense on the Bridge Notes amounted to $109,315 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations

In connection with the new debt financing and private placement of equity described within the new Senior and Junior Notes, on March 8, 2006, the Company entered into binding agreements with Mr. Miller and SACC Partners to convert, at a conversion rate of $0.20 per share, approximately $109,315 of outstanding interest and $2,500,000 in outstanding debt principal into an aggregate of 13,046,575 shares of the Company’s common stock. The conversion was effective and the debt obligation cancelled immediately following the effective date of the Company’s 1 for 10 reverse stock split, which was completed on June 5, 2006.

Senior Notes

On March 8, 2006, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which the Company issued Senior Secured Notes (the “Senior Notes”) in the aggregate principal amount of $6,700,000 with warrants to purchase up to 19.9% of the Company’s outstanding common stock on a fully diluted basis at the time of exercise. The warrants have an exercise price of $0.001 per share and expire on December 31, 2016. The Senior Notes bear interest at the rate 8% per annum if paid in cash, or 11% per annum if paid in kind, which forms of payment can be made at the Company’s discretion. Principal payment are due in 36 monthly installments beginning March 31, 2009. Interest is payable quarterly in arrears beginning June 30, 2006, unless the Company chooses to make its payments in kind, in which case such interest is added to the principal amount of the Senior Notes.

The Company may prepay the Senior Notes at 105% of the aggregate unpaid principal and interest at any time prior to their maturity. The Senior Notes are also subject to mandatory prepayment at 105% of the aggregate unpaid principal and interest in the event of a change in control, as defined. The Company is also required to prepay the Senior Notes upon the occurrence of a substantial asset sale in an amount equal to 50% of the gross proceeds received in such asset sale plus a penalty equal to 2% of the prepayment amount. Pursuant to the terms of the note purchase agreement, substantial asset sales are defined as any single asset sale resulting in gross proceeds of $100,000 or any series of assets sales occurring during a twelve month period resulting in gross cumulative proceeds of $100,000 or more. Change in control events described in the notes purchase agreement require approval by the Board of Directors prior to being submitted to a vote of the Company’s shareholders. Accordingly, the redemption provision is not within the control of the Senior Note holders.

In accordance with APB 14, the Company allocated $2,982,071 of the proceeds to the Senior Notes and $3,717,929 of the proceeds to the warrants. The aggregate fair value of the warrants was calculated using the black-scholes option pricing model based on all outstanding shares of the Company’s common stock, outstanding options, warrants and issuable shares of stock under the conversion and debt settlement agreements (excluding the Bridge Notes) totaling 13,859,028 warrants issuable to the holders of the Senior Notes at the commitment date of this financing transaction. The difference between the carrying amount of the Senior Notes and their contractual redemption amount is being accreted as interest expense to February 2010, their earliest date of redemption.

Because the 19.9% Warrants are, until December 31, 2016, exercisable for up to an aggregate of 19.9% of the number of shares issued and outstanding on the date of their exercise, the number of shares exercisable thereunder necessarily increases each time the Company issues additional shares of common stock (calculated on a fully-diluted basis) by an amount equal to 19.9% of the number of such newly-issued shares. Therefore, the fair value of the 19.9% Warrants, as well as the accretion of the discount mentioned above, is being adjusted each time the Company issues additional shares of common stock or common stock equivalents.

On May 15, 2006, the Company completed a second closing of the March 8, 2006 private placement (Note 14) in which 5,729,520 shares of common stock and warrants to purchase an aggregate of 1,145,904 shares of common stock at an exercise price of $0.20 per share were issued. The Company also issued to the placement agent in this transaction, warrants to purchase 1,145,904 shares of common stock as compensation for services rendered. Accordingly, the number of shares issuable to the holder of the warrant upon its exercise was increased by 1,992,814 shares to 15,851,842 shares. The fair value of the additional warrant, which amounted to $850,483, is being amortized over the remaining term of the Senior Notes.

On June 6, 2006 the Company, immediately following the completion of its 1 for 10 reverse stock split, issued 13,046,574 shares to the Bridge Note holders. Accordingly, the number of shares issuable to the holder of the warrant upon its exercise was increased by 3,241,284 shares to 19,093,126 shares. The fair value of the additional warrant, which amounted to $1,286,480, is being amortized over the remaining term of the Senior Notes.

On June 15, 2006, the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $1,000,000 (the “Additional Junior Note”) with substantially identical terms to the Junior Note issued on March 8, 2006. The Additional Junior Note is convertible into 5,000,000 shares of the Company’s common stock. Accordingly, the number of shares issuable to the holder of the warrant upon its exercise was increased by 1,242,197 shares to 20,335,323 shares. The fair value of the additional warrant, which amounted to $344,990, is being amortized over the remaining term of the Senior Notes.

On June 30, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $136,932 for the period ended June 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 684,658 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holder of the warrant upon its exercise was increased by 170,096 shares to 20,505,419 shares. The fair value of the additional warrant, which amounted to $28,587, is being amortized over the remaining term of the Senior Notes.

As of June 30, 2006, the fair value of the 19.9% Warrants was $6,228,468, and the accretion of the discount applicable thereto amounted to $374,838, which discount has been included as a component of interest expense in the accompanying statement of operations.

On June 30, 2006, the Company elected to pay interest on the Senior Notes in kind and recorded an aggregate interest charge of $230,186 for the period ended June 30, 2006 which was added to the principal amount of the notes.

The note purchase agreement relating to the issuances of the Junior and Senior Notes provide the note holders with demand registration rights that require the Company, within 30 days of such demand, file a registration statement covering the resale of shares underlying the convertible notes and senior note warrant and to cause such registration to be declared effective within 90 or 120 days (depending on the circumstances) thereafter. Such registration rights provide for the Company to pay a share based penalty in an amount equal to 2% of the shares resgistrable under the agreement until such time that the Company becomes compliant or the registrable shares may be sold without registration or restriction under Rule 144. The fair value of the registration rights agreement is insignificant to the Company’s financial statements. The amount of shares issuable under this penalty provision is contractually limited to an amount that may not exceed the authorized but unissued shares of the Company’s common stock. No demand has been made for registration to date. In addition, the Company has filed the required registration statement and anticipates causing such registration statement to become effective following the filing of its annual report on form 10-K.

In addition to the above, the Company is not precluded from issuing unregistered shares to the holder of the convertible note or Senior warrants in the event the holder elects to exercise these instruments prior to the time which registered shares become available. In addition, the Senior warrants do not feature any cash settlement alternatives that are within the control of the holder. Accordingly, the Senior Warrant is classified as an equity instrument in accordance with the provisions of EITF 00-19.

Junior Notes

Under the Note Purchase Agreement, the Company also issued a Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”). The interest rate for the Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which forms of payment are at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest is payable quarterly in arrears beginning June 30, 2006, unless the Company chooses to pay the interest in kind option, in which case the interest will be added to the principal amount of the Junior Note during the period in which the Company makes such election. The Junior Note is convertible into common stock of the Company at any time at the election of the holder at a conversion price of $0.20 per share of common stock. The Junior Note issued to the Junior Lender is convertible into 15,000,000 shares of the Company’s common stock, assuming the interest thereon is paid in cash. The Company is restricted from prepaying any or all of the Junior Notes prior to March 1, 2010 without the consent of the holder of the Junior Notes, which consent is at the sole discretion of the note holder.

The Company evaluated the conversion feature embedded in the Junior Note to determine whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. In performing this analysis the Company determined that the Junior Notes meet the definition of a conventional debt instrument; accordingly, the notes and related conversion option were accounted for in accordance with the provisions of EITF 98-5 and EITF 00-27. Under this method, the Company recorded a $3,000,000 discount against the entire principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.40 per share as of March 8, 2006 multiplied by 15,000,000 shares issuable upon conversion; however, such discount was limited to the carrying value of the note. The discount of $3,000,000 is being amortized over the five year term of the note. Amortization of the discount amounted to $200,000 for the year ended June 30, 2006 and is included as a component of interest expense in the accompanying statement or operations.

On June 15, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $1,000,000 (the “Additional Junior Note”) on substantially similar terms set forth in the Junior Note. Thus, the interest rate for the Additional Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning June 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Additional Junior Note during the period that the Company continues such election. The Additional Junior Note may be converted into common stock at any time at the election of the holder at a conversion price of $0.20 per share of common stock. A portion of the proceeds from the issuance of the Additional Junior Note were used to purchase certain assets primarily consisting of a customer list from the Long Island Division of TekConnect Corporation, (“TekConnect”), and the remaining proceeds will be used for general corporate purposes. The Junior Note issued to the Junior Lender is convertible into 5,000,000 shares of common stock of the Company, assuming the interest thereunder is paid in cash. The Company recorded a $400,000 discount against the principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.08 per share as of June 15, 2006 multiplied by 5,000,000 shares issuable upon conversion. The discount of $400,000 is being amortized over the remaining term of the note. Amortization of the discount amounted to $7,143 for the year ended June 30, 2006 and is included as a component of interest expense in the accompanying statement or operations.

On June 30, 2006, the Company elected to pay interest on the note in kind and recorded an aggregate interest charge of $136,932 for the period ended June 30, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 684,658 shares of the Company’s common stock. The Company did not record an additional discount as the trading price as of June 30, 2006 was below the conversion price.

Textron Financial Corporation Working Capital Facility

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

In August 2005, the Company terminated its credit facility agreement with an agency of Textron Financial Corporation (“Textron”) and paid the entire balance then outstanding of approximately $4,800,000.

Debt Extinguishment Related Accounting

As described above, the Company entered into Conversion and Settlement Agreements with the 9% Note holders, ITI Note Holders and Bridge Note Holders, which provided for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest on the notes by a conversion price of $0.20 per share. These agreements effectuated a complete settlement of these debts. The Company accounted for these extinguishments in accordance with SFAS 15 due to the fact that the holders of these notes granted the Company concessions intended to alleviate its immediate liquidity constraints. The concession that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a private placement of equity securities (Note 14) that resulted in an infusion of cash that was needed to sustain operations.

In accordance with the provisions of SFAS 15, the Company recorded, with respect to the 9% Notes, a $5,314,705 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 13,283,028 shares of common stock issuable to such holders for the settlement of the notes (of which 3,532,914 were delivered to certain note holders as of March 2006) and (b) the carrying value of the notes on March 8, 2006, the settlement date, which amounted to $2,655,112.

With respect to the ITI Notes, the Company recorded a $4,086,547 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 10,216,365 shares of common stock issuable to such holders for the settlement of the notes and (b) the carrying value of the notes on the settlement date, which amounted to $2,043,273.

With respect to the Bridge Notes, the Company recorded a $5,218,630 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 13,046,575 shares of common stock issuable to such holders for the settlement of the notes and (b) the carrying value of the notes on the settlement date, which amounted to $2,609,315.

The Company also entered into Conversion and Settlement Agreements with certain of its trade creditors to convert outstanding debt balances in the aggregate of $160,833 into 804,165 shares of common stock at the conversion price of $0.20 per share. Of such shares, 250,000 shares were issued to our former Chief Financial Officer, Robert Webber, in exchange for the cancellation of debt in the amount of $50,000. With respect to these certain trade payable debts, the Company recorded a $321,666 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 804,165 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $160,833 at the conversion price of $0.20 per share.

The Company, in connection with the new debt financing and private placement of equity described in Note 14, also entered into binding agreements with certain of its trade creditors to discharge approximately $1,947,000 of indebtedness in exchange for cash payments of approximately $725,000 from funds received through its issuance of the Junior Notes. The completion of these transactions resulted in a $1,222,000 gain which is included in Other Income (expense) in the accompanying statement of operations for the year ended June 30, 2006.

12.          ACQUISITION INDEBTEDNESS

Acquisition indebtedness at June 30, 2005 includes $1,500,000 of accrued contingent consideration payable to the sellers of Redrock, $2,250,000 of accrued contingent consideration payable to the sellers of ITI, and an additional $595,748 payable to the sellers of ITI based on a formula that provided for an additional cash payment based on the difference between the value of actual common shares issued as purchase consideration and certain minimum values specified under a formula in the purchase agreement.

During the year ended June 30, 2006, the Company paid $850,000 to the sellers of Redrock and withheld $650,000 pending the settlement or resolution of certain litigation brought against the former shareholders of Redrock in the Redrock Dispute. In addition the Company paid $270,993 to two of the former shareholders of ITI, who are currently employees of the Company and restructured the terms of the remaining balance. Accordingly, a portion of the payments are classified as non-current in accordance with the amended payment terms.

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

On March 8, 2006, the Company entered into Conversion and Settlement Agreements with the holders of ITI Notes providing for the surrender of the notes to the Company for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest of $2,043,273 by a conversion price of $.20 per share. As described in Note 11, the Company accounted for the extinguishment of these and other notes that were also settled on March 8, 2006 as a troubled debt restructuring in accordance with SFAS 15. The conversion was effective and the shares of common stock were issued in June 2006 following the effective date of the 1 for 10 reverse stock split.

13.          COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

Lease Commitment

The Company is obligated under a non-cancelable lease for aggregate base annual rent of approximately $271,000 (California headquarters and Southwest Region) through January 2009. The Company also leases 9 separate direct sales offices and other commercial facilities wherein the aggregate of all leased facilities contain approximately 39,141 square feet under lease terms ranging from month-to-month to five years. Total rent expense for the fiscal years ended June 30, 2006, 2005, and 2004 was $874,000, $ 1,317,000, and $ 1,367,000 respectively. At June 30, 2006, future minimum rental payments under non-cancelable operating leases are as follows:

Year Ending June 30,	Amount
(in thousands)
2007	$603
2008	515
2009	369
2010	116
2011	41
Thereafter	10
$1,654

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

In March 2006, the balance due under the separation agreement was restructured to a one-time cash settlement of $43,333 with a remaining $73,333 being converted into shares of the Company’s common stock at a conversion price of $0.20 per share.

Contract Management Services Agreement

As of March 1, 2004, the Company entered into a series of agreements with Young Williams, P.C. Under the services agreement, Young Williams will manage certain contracts of the Company pursuant to which it provides child support services. The Company agreed to pay Young Williams a fee of 12% of revenues under the contracts, and the Company will remain responsible for the operating expenses related to the contracts managed by Young Williams for the current term and option year extensions of each contract. The management fee paid to Young Williams was $309,000 for the year ended June 30, 2006. On June 30, 2006, the Company completed its transition of all outstanding BPO operations to Young Williams, P.C. The Company has no future payment obligations under this arrangement.

14.   STOCKHOLDERS’ EQUITY

Completion of Reverse Stock Split

On December 13, 2005, the Company’s stockholders authorized the Board of Directors to amend the Company’s Second Amended and Restated Certificate of Incorporation in order to effectuate a Reverse Split. On May 24, 2006 the Board of Directors approved the Reverse Split and authorized the officers of the Company to file a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to effectuate the Reverse Split. On June 5, 2006 the Company effectuated the 1-for-10 reverse split of its common stock.

Equity Transactions Completed During the Year End June 30, 2004

In July 2003, the Company sold 419,800 shares of its common stock at $5.00 per share, for aggregate proceeds, net of costs, of approximately $1,834,000. The Company also issued 41,980 common stock purchase exercisable for five-years at $10 per share to the placement agent in this transaction.

On July 3, 2003, the Company and certain investors agreed to cancel a $5,000,000 note plus $625,000 of accrued interest and 750,000 common stock purchase warrants. The note was originally issued in connection with the Company’s acquisition of its common stock. Accordingly, the cancellation of the note was recorded as an increase to paid-in-capital.

On October 9, 2003, the Company issued 5,000 shares of its common stock for services valued at $50,000.

On October 16, 2003, the Company issued 10,843 shares of its common stock with a fair value of $90,000 pursuant to an Asset Purchase Agreement with Entellus Technology Group.

On December 9, 2003, the Company sold 333,333 shares of common stock at a price equal to $6.60 per share for an aggregate gross purchase price of $2,200,000. The Company also issued to the investors in the transaction, warrants to purchase 166,667 shares of common stock. The first warrant entitles the investor to purchase up to 20% of the common stock purchased at an exercise price equal to $10.00 per share (the “20% Investor Warrants”) and the second warrant entitles the investor to purchase up to 30% of the common stock purchased at an exercise price equal to $7.50 per share (the “30% Investor

Warrants”). Both the 20% Investor Warrants and the 30% Investor Warrants are exercisable immediately and have a five-year term. In addition, the placement agent received fees (including expense reimbursement) of $189,050 and 50,000 common stock purchase warrants equal to 10% of the aggregate shares of common stock and common stock purchase warrants exercisable at $9.10 per share. Other fees incurred in this transaction amounted to $3,900. On October 15, 2004, the exercise price of the 20% Investor Warrants was reduced to $5.00 concurrent with the issuance of warrants to certain investors in the 9% Convertible Notes financing.

On January 1, 2004, the Company issued to certain investors, 285,024 common stock purchase warrants exercisable at $7.50 per share to various investors due to a delay in filing a registration statement.

On January 29, 2004, the Company sold 45,455 shares of common stock, and warrants to purchase up to 22,727 shares of the common stock for proceeds of $300,000. The placement agent was paid a fee amounting to $24,000 in cash and warrants to purchase up to 6,818 shares of common stock.

On January 30, 2004, the Company issued a $3,500,000 three-year secured convertible term note to Laurus with warrants to purchase up to 42,500 shares of common stock at exercise prices ranging from $11.20 to $15.70 per share. The Company allocated 325,000 of the proceeds to the warranta and the intrinsic of the benefical conversion feature upon the issuance of this note. The Company also paid an investment advisory fee of $280,000 (8% of offering proceeds) of which $210,000 was paid in cash and $70,000 was paid in common stock (7,778 shares at a value of $9.00 per share). In June 2004, the Company converted $225,000 of the principal amount of this note into 25,000 shares of common stock. The Company subsequently amended this note in November 2004 and a subsequent note Amended and Restated Laurus Note described in Note 11.

On March 17, 2004, the Company sold 178,000 shares of common stock at $6.80 per share, for an aggregate purchase price of $1,210,400. The investors received warrants for 35,600 shares of common stock at $9.00 per share for five years. Placement fees and expenses for the offering were $96,832 and a warrant to purchase 35,600 shares at $9.00 per share for five years.

On April 27, 2004, the Company entered into a series of agreements for a private placement of shares of the Company’s common stock, for an aggregate purchase price of $6,347,480 at a price equal to $11.50 per share. Upon closing, the Company issued (i) 604,524 shares of common stock to the Purchasers, (ii) Series A common stock purchase warrants to purchase 181,368 shares of common stock (or up to 30% of the common stock issued to the Purchasers) at an exercise price equal to $17.50 per share (the “Series A Warrants”) and (iii) Series B common stock purchase warrants to purchase 120,904 shares of common stock (or up to 20% of the common stock issued to the Purchasers) at an exercise price equal to $15.00 per share (the “Series B Warrants”). In addition, the placement agent received a fee of $480,849 and was issued 90,678 common stock purchase warrants (equal to 10% of the aggregate shares of common stock issued) at an exercise price of $13.50 per share. The Series A Warrants and the Placement Agent Warrants are exercisable for a term of five years beginning six months following the closing date and are subject to anti-dilution protection. The Series B Warrants expired in full June 10, 2005. An additional fee of $60,000 was paid for professional services rendered in connection with the closing.

On May 3, 2004, the Company issued a $2,500,000 three-year secured convertible term note to Laurus with warrants to purchase up to 62,500 shares of common stock at an exercise price of $12.50 per share. The Company allocated 174,000 of the proceeds to the warrants. The Company incurred transaction expenses amounting to $298,000 of which $198,000 was paid in cash and $100,000 was paid in common stock (8,333 shares at a value of $12.00 per share). The Company subsequently amended this note in November 2004 and a subsequent note Amended and Restated Laurus Note described in Note 11.

In June 2004, the Company issued 26,316 shares of the Company’s common stock valued at $200,000 in connection with the purchase of Woda & Associates.

Equity Transactions Completed During the Year End June 30, 2005

On October 7, 2004, the Company issued 30,000 shares of common stock that are being held in escrow for AMR Networks. The shares were issued in connection with the Company’s purchase of certain assets and contracts from AMR Networks. The shares do not have any voting rights nor are they eligible for dividends, if declared, while they are in escrow. The shares may be distributed the sellers over a three-year period in increments of 10,000 shares per year upon the attainment of $500,000 in gross profit from AMR Networks’ business.

On October 15, 2004, the Company issued to certain investors, the 9% Notes and warrants to purchase 341,444 shares of Company common stock at $7.4750 per share (Note 11). In addition, the Company issued warrants to purchasers who had not previously participated in any financing of the Company to purchase 55,454 shares at a price of $12.50 per share. These warrants expired June 30, 2005. The exercise price of these warrants was reduced, pursuant to their terms, to $5.20 per share in February 2005. The Company recorded an aggregate of $569,000 of discounts upon its issuance of the 9% Notes, which includes an allocation of a portion of the proceeds to the fair values of the warrants and the effective beneficial conversion feature embedded in the notes.

The Company also issued warrants to purchase 69,231 shares of common stock at an exercise price of $7.4750 per share to the placement agent in the 9% Notes transaction. The warrants, which had an aggregate fair value of $44,246 are included in the accompanying statement of stockholders’ equity as an increase to additional paid in capital.

On October 15, 2004, the Company issued a five-year warrant to purchase 115,000 shares of its common stock at an exercise price of $5.20 per share to Centrecourt Asset Management, in exchange for services. The warrants, which had an aggregate fair value of $190,000 are included in the accompanying statement of stockholders’ equity as an increase to additional paid in capital.

On November 15, 2004, the Company cancelled a warrant to purchase 62,500 shares at $12.50 per share and issued a warrant to purchase 104,615 shares of its common stock at $6.50 per share in connection with its issuance of the Amended and Restated Secured Convertible Term Note to Laurus Master Fund, Ltd. (Note 11). The Company also issued 6,154 shares of its common stock with a fair value of $40,000 as a fee to the transaction advisor in the issuance of the Laurus Notes.

On January 18, 2005, the Company issued 78,251 shares of common stock to three holders of the 9% Notes (Note 11), in connection with their conversion of $508,631 in principal and interest due to such holders.

On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain investors to purchase an aggregate of 1,480,769 shares of common stock at a price of $5.20 per share, and warrants to purchase an aggregate of 370,192 shares of common stock at an exercise price of $6.60 per share. Gross proceeds from this transaction amounted to $7,700,000. The Company also incurred $823,000 in fees in connection with its issuance of these shares that were recorded as a reduction of additional paid in capital.

On April 4, 2005, the Company issued 79,365 shares of its common stock with a fair market value of $500,000 based on a price of $6.30, the average closing price of the Company’s common stock for the 10 trading days prior to September 29, 2004, to the sellers of Redrock as partial purchase consideration.

Equity Transactions Completed During the Year End June 30, 2006

On August 1, 2005, the Company issued 428,000 shares of its common stock valued at $1,544,000 in connection with the purchase of Integration Technologies Inc.

On August 14, 2005, the Company’s then outstanding Series A preferred stock automatically converted into shares of its Class A Common Stock, at a rate of 2.5 common shares for each preferred share, pursuant to the terms of the Series A preferred stock certificate of designations. During the six months ended December 31, 2005, all remaining shares of the Company’s Series A Preferred Stock were exchanged or automatically converted into 145,782 shares of the Company’s Common Stock, including common shares issued for fractional shares.

On October 26, 2005:

The Company, issued warrants to the holders of the Bridge Notes to purchase 100,000 shares of its common stock. The Warrants were originally exercisable for an exercise price equal to the greater of $1.00 per share or the price per share at which common stock is sold in any rights offering to record holders of its common stock. The warrants expire on October 26, 2015. The exercise price of such warrants has since been reduced to $0.01 as a result of anti-dilution protection (Note 11). The company recorded a $150,000 discount on the notes based on the rotative fair value of the notes and the warrants.

The Company reduced the exercise price of warrants held by Laurus from $6.50 per share to $2.50 per share which resulted in the recognition of a $49,851 non-cash interest charge and corresponding increase to additional paid in capital (Note 11).

The Company reduced the conversion price of the 9% Notes from $6.50 to $2.20 per share which resulted in the recognition of a $1,742,853 non-cash interest charge and corresponding increase to additional paid in capital (Note 11).

The Company reduced the exercise price of warrants held by the holders of the 9% Notes from $5.00 to $2.20 per share, and increased the number of shares issuable upon exercise by 491,400 shares which resulted in the recognition of a $168,768 non-cash interest charge and corresponding increase to additional paid in capital (Note 11). The exercise price of such warrants has since been reduced to $0.01 as a result of anti-dilution protection (Note 11).

On March 8, 2006, the Company issued 3,795,700 shares of common stock and 759,140 common stock purchase warrants exercisable at $0.20 per share in private placement transaction for gross proceeds of $759,140. Network 1 Financial Securities, Inc. (“Network 1”), which acted as the placement agent in this transaction, was paid a $75,914 cash and issued a warrant to purchase 759,140 shares of common stock at an exercise price of $0.20 per share.

The securities purchase agreement relating to the issuances of common stock provide the investors in this transaction with registration rights that require the Company to file, within certain contractual time frames, a registration statement covering the resale of the shares and shares underlying the warrant issued to the investors in this transaction. Such registration rights provide for the Company to pay a share based penalty in an amount equal 2% of the shares purchased in this transaction until such time that the Company becomes compliant or the registrable shares may be sold without registration or restriction under Rule 144. The number of shares issuable as a penalty is limited to, and may not exceed, the number of shares purchased by the investors in this transaction. The fair value of the registration rights agreement is insignificant to the Company’s financial statements. The Company has filed the required registration statement and anticipates that it will become effective following the filing of its annual report with the SEC on form 10-K.

In addition to the above, the Company is not precluded from issuing unregistered shares to the investors in this transaction in the event they elect to exercise the warrants prior to the time in which registered share become available. The warrants also do not feature any cash settlement alternative that is within the control of the holders. Accordingly the warrants are classified as equity instruments with the provisions of EITF 00-19.

On March 8, 2006, as a condition to the closing of the private placement, the Company entered into the Fifth Amended Warrant Agreement with American Stock Transfer & Trust Company (the “Fifth

Amended Warrant Agreement”) to amend its publicly-traded Class A Warrants to reduce their exercise price from $20.00 per share to $0.20 per share which resulted in the recognition of a $95,188 non-cash interest charge and corresponding increase to additional paid in capital.

On March 8, 2006, the Company issued warrants to the investors of the Senior Notes described in Note 11, warrants to purchase up to 19.9% of the Company’s fully dilutes outstanding common stock at the time of exercise, exercisable at $.001 per share of common stock through December 31, 2016. As described on Note 11, the number of shares issuable upon the exercise these warrants increases based on all subsequent issuances of common stock or common stock equivalents. Accordingly, the fair value of this warrant, after giving effect to increases in the number of shares for all issuances of equity securities, amount to $6,228,468 and is included in the accompanying statement of stockholders equity as increase to additional paid in capital. The fair value of the warrant was calculated using the Black Scholes option pricing model upon its original issuance and at each date in which the number shares issuable increased based on the fair value of the incremental shares. Assumptions used to price this warrant at the original issuance date and at each date in which an increase occurred are as follows:

	3/8/06	3/31/06	5/15/06	6/6/06	6/15/06	6/30/06
Fair value of common stock	$0.60	$0.45	$0.43	$0.40	$0.28	$0.17
Dividend yield	—	—	—	—	—	—
Risk free interest rate	4.76%	4.82%	5.01%	5.03%	5.15%	5.21%
Volatility	86.24%	93.95%	99.89%	100.86%	108.88%	109.24%

As described in Note 11, the Company recorded a $3,000,000 discount upon its issuance of the Junior Secured Convertible Note in the principal amount of $3,000,000.

In March 8, 2006, the Company issued a Junior Secured Convertible Note to Trust A 4—Lloyd I. Miller (the “Junior Lender”) in the aggregate principal amount of $3.0 million and is convertible into 15,000,000 shares of the Company’s common stock. the Company recorded a $3,000,000 discount against the entire principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.40 per share as of March 8, 2006 multiplied by 15,000,000 shares issuable upon conversion; however, such discount was limited to the carrying value of the note (Note 11).

On March and June of 2006, the Company issued the following shares of common stock in exchange for settlements of debt as follows (Note 11):

Trade creditors—804,165 shares in settlement of $160,833 of trade payable and a $321,666 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 804,165 shares of common stock and (b) the aggregate debt of $160,833 at the conversion price of $0.20 per share.(Note 11),

Holders of ITI Notes—10,216,365 shares in settlement of $2,043,273 of acquisition indebtedness and a $4,086,547 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 10,216,365 shares of common stock and (b) the carrying value of the notes on the settlement date, which amounted to $2,043,273 at the conversion price of $0.20 per share (Note 11),

Holders of 9% Notes—13,283,028 shares in exchange for $2,655,112 of 9% Notes and a $5,314,705 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 13,283,028 shares of common stock and (b) the carrying value of the notes on the settlement date, which amounted to $2,655,112 at the conversion price of $0.20 per share (Note 11).

Bridge Note Holders—13,046,575 shares in exchange for $2,609,315 of Bridge Notes and a $5,218,630 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 13,046,575 shares of common stock and (b) the carrying value of the notes on the settlement date, which amounted to $2,609,315 at the conversion price of $0.20 per share (Note 11).

On May 15, 2006, the Company issued (in a second closing of its March 8, 2006 private placement) 5,729,520 shares of its common stock and warrants to purchase an aggregate of 1,145,904 shares of common stock at an exercise price of $0.20 per share for gross proceeds of $1,145,904. The Company also paid Network 1 $114,590 cash fee and warrants to purchase 1,145,904 shares of common stock at an exercise price of $0.20 per share.

On June 5, 2006, the Company effectuated a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock

On June 15, 2006, the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $1,000,000. The Additional Junior Note is convertible into 5,000,000 shares of the Company’s common stock. The Company recorded a $400,000 discount against the principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.08 per share as of June 15, 2006 multiplied by 5,000,000 shares issuable upon conversion.

On June 2, 2006, 136,601 warrants held by accredited investors were exercised pursuant to a cashless exercise procedure.

On June 27, 2006, 52,392 warrants held by accredited investors were exercised pursuant to a cashless exercise procedure.

During the year ended June 30, 2006, the Company incurred approximately $549,000 of legal and accounting fees related to the recapitalization, debt conversion, and private placement activities of the Company.

15.          SHARE-BASED PAYMENT ARRANGEMENTS

In 1992, the Company’s Board of Directors authorized it to adopt the 1992 Employee Stock Option Plan. The 1992 plan provided for the grant of up to 200,000 incentive stock options (“ISO’s”) under Section 422 of the Internal Revenue Code to Company employees and non-qualifying options (“NSO’s”) to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. The 1992 Plan was terminated in June 2002. During the year ended June 30, 2006, 42,133 options exercisable at $12.50 per share under this plan expired.

In November 1997 the Company’s Board of Directors authorized it to adopt the 1997 Stock Option Plan for Non-employee Directors. The 1997 Plan provided for the grant of up to 30,000 stock options at an exercise price of 100% of the fair value of the Company’s common stock on the date of grant. During the year ended June 30, 2006, 8,000 options were forfeited and 1,000 options remained outstanding and exercisable at $22.50 per share under this plan.

On August 14, 2000, the Company assumed the Data Systems Network Corp Stock Option Plan in connection with a business combination. Options granted under this Plan were either ISO’s or NSO’s. No further options may be granted under the Data Systems Plan. Options granted under this plan expire at various times until 2010. As of June 30, 2006 there were outstanding options to purchase 5,941 shares of the Company’s Series A Preferred stock at an average price of $24.01 per share. Each share of Series A Preferred issuable upon the of exercise of these option is convertible into 2.5 shares of the Company’s common stock.

In 2001, the Company’s Board of Directors authorized it to adopt the 2001 Employee Stock Option Plan. The 2001 plan, as amended, provides for the grant of up to an aggregate 400,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. At of June 30, 2006 there were outstanding options to purchase 114,225 shares of the Company’s common stock under this plan at an average price of $6.50 per share.

In May 2005, the Company’s Board of Directors authorized it to adopt the 2005 Employee Stock Option Plan. The 2005 plan, as amended, provides for the grant of up to an aggregate 3,000,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. There were 110,000 options outstanding under this plan at June 30, 2006.

As described in Note 3, the fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to July 1, 2006 that were accounted for and recorded under the intrinsic value method prescribed under APB 25 are also described in Note 3.

On July 13, 2005, the Company (under its 2005 Plan) granted to each of its Chief Executive Officer and Chief Financial Officer options to purchase 100,000 shares of its common stock vesting in equal installments over two-years at an exercise price of $3.00 per share (200,000 shares in the aggregate) that have a have a five year life. Subsequent to the date of grant, the Company’s Chief Financial Officer forfeited options to purchaser 100,000 shares of common stock. The stock-based compensation expense for the fair value of the vested options granted to the Chief Executive amounted to $58,136 during the year ended June 30, 2006. Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk—free interest rate of 3.59%; expected dividend yield zero percent; expected option life of five years; and current volatility of 91.82%.

On August 17, 2005 the Company (under its 2005 Plan) granted to three non-employee directors, options to purchase an aggregate of 30,000 shares of its common stock at $2.50 per share that have a have a five year life. Subsequent to the date of grant, two non-employee directors forfeited options to purchase an aggregate of 20,000 shares of common stock. The stock-based compensation expense for the fair value of the options granted to the remaining directors amounted to $12,314 during the year ended June 30, 2006. Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk—free interest rate of 3.89%; expected dividend yield zero percent; expected option life of five years; and current volatility of 106.08%.

On June 15, 2006, the Company’s Board of Directors approved the 2006 Nonqualified Stock Option Plan (the “2006 Plan”), which provides for the grant of nonqualified stock options to purchase up to an aggregate of 11,790,672 shares of our common stock to members of our Board, employees and consultants. Our Board of Directors, or a committee of two or more members of our Board, will administer the 2006 Plan. The administrator will have full authority to establish rules and regulations for the proper administration of the 2006 Plan, to select the employees, consultants and directors to whom awards are granted, and to set the date of grant, the exercise price and the other terms and conditions of the awards, consistent with the terms of the 2006 Plan. The administrator may modify outstanding awards as provided in the 2006 Plan.

The terms of the awards are subject to the provisions in an option agreement, consistent with the terms of the 2006 Plan. The exercise price of a stock option shall not be less than the fair market value of our common stock on the date of grant. No stock option shall be exercisable later than ten (10) years after the date it is granted.

The administrator may amend the 2006 Plan at any time. No such amendment may be made by our Board of Directors without the consent of an option holder if such amendment would substantially affect or impair the rights of such option holder. In addition, the administrator may terminate the 2006 Plan at any time. However, in no event may an award be granted pursuant to the 2006 Plan on or after June 15, 2016.

The 2006 Plan will be submitted to a vote of our stockholders within twelve (12) months of our adoption of the 2006 Plan. The affirmative vote of stockholders holding not less than a majority of our issued and outstanding shares of common stock is required to approve the adoption of the 2006 Plan. All stock options granted under the 2006 Plan are subject to obtaining such stockholder vote.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividend yields are currently zero. Expected volatility is principally based on the historical volatility of the Company’s stock.

The Company, during the quarter ended June 30, 2006, elected to accelerate the vesting of all remaining options that it granted prior to July 1, 2006. As described in Note 3, the aggregate fair value of these options amounted to $275,000. Remaining awards that the Company granted during the year ended June 30, 2006 (which grants were issued to the Chief Executive Officer) are being amortized over their respective vesting periods.

The Company’s operations and the nature of its business changed substantially during 2006 with the integration of acquired businesses and the recruitment of a new Chief Executive Officer. Accordingly, the Company anticipates structuring future awards in a manner that is intended to align the goals of its employees with the long-term strategic objectives of the business. The expensing of share based payments in future periods (expectations of vesting) will be based upon all available data including historical cancellations and forfeitures of stock options and current data relating to employee turnover rates. The Company will prospectively monitor employee terminations, exercises and other factors that could affect the development of its expectations of vesting of options in future periods.

A summary of option activity for the year ended June 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	355,300	7.91
Granted	230,000	2.93
Exercised	—	—
Forfeited or expired	(354,134)	6.40
Outstanding at June 30, 2006	231,166	5.26	5.94	—
Exercisable at June 30, 2006	180,166	5.88	6.47	—

The weighted-average grant date fair value of options granted during the year ended June 30, 2006 amounted to $2.93 per share. The weighted average remaining contractual term of options outstanding gives effect to employee terminations which, under the provisions of the plans reduces the remaining life of such options to a period of 90 days following the respective dates of such terminations.

The Company did not modify any stock options granted to employees or non employees under any of its share-based payments other than accelerating the vesting of options prior to July 1, 2005. In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have optionees exercised any options during the year ended June 30, 2006. Unrecognized compensation costs which relates only to the options granted to the Chief Executive Officer July 13, 2006 amounted to $58,136. The Company expects to recognize the cost over a remaining period of twelve months.

16.          DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. During the year ended June 30, 2003 and 2002, contribution expense was $125,000 and $60,000 respectively. No contributions were made to the plan by the Company during the year ended June 30, 2006.

17.          INCOME TAXES

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

Deferred tax assets and liabilities consist of the following:

	June 30,
	2006	2005
	(amounts in thousands)
Deferred tax assets:
Net operating loss carry forwards	$14,000	$13,200
Allowance for doubtful accounts	280	240
Inventory	10	17
Allowance for note due from investee
Unrealized loss on investments	—
Depreciation	(110)	250
Accrued compensation	540	200
Amortization	(170)	0
Capital loss carry-forward	1,050	696
	15,600	14,602
Valuation allowance	(15,600)	(14,602)
Net deferred tax assets	$0	$0

The Company’s recorded income tax benefit, net of the change in the valuation allowance for each of the periods presented is as follows:

	Year ended June 30,
	2006	2005	2004
	In 000’s
Income tax benefit	$998	$2,786	$2,080
Income tax benefit not recognized	$(998)	$(2,786)	$(2,080)
Income tax benefit	$—	$—	$—

A reconciliation of the expected statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year ended June 30,
	2006	2005	2004
Expected statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax rate, net of Federal benefit	(5.3)%	(5.3)%	(5.3)%
Effect of permanent differences	(35.9)%	26.6%	28.4%
	(3.4)%	(12.7)%	(10.9)%
Valuation Allowance	3.4%	12.7%	10.9%
	—	—	—

The Company has net operating losses of approximately $35,000,000 that may be available to offset future taxable income that will expire at various times through 2026. The net operating losses may be subject to a substantial limitation under the:“Change of Ownership”: under Section 382 of the Internal Revenue Code. Permanent differences in 2004 and 2005 principally relate to the Company’s goodwill impairment charges and non-deductible amortization of acquired intangibles. Permanent differences in 2006 principally relate to debt extinguishment and losses, non-cash interest, and non-deductible amortization and capital loss carry forward of approximately $2,670,000 that will expire at various times through 2011.

18.          CONCENTRATION OF RISK

A.             The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation for up to $100,000. The Company’s cash balances exceeded such insured limits at certain times during the fiscal year.

B.              The State of New York and its agencies in the aggregate accounted for 26% of the Company’s revenues during fiscal 2006. No other customer, or combined agencies of any state or municipality, in the aggregate, accounted for more than 10% of the Company’s revenue from continuing operations during fiscal 2006.

C.              Company sales of products manufactured by three manufacturers accounted for approximately 53% of product and 37% of total revenues during fiscal 2006, 39% of product and 22% of total revenues during fiscal 2005, and 39% of product and 18% of total revenues during fiscal 2004. Typically, vendor agreements provide for the Company to be appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days notice or immediately upon the occurrence of certain events, and are subject to periodic renewal.

19.          DISCONTINUED OPERATIONS

Discontinued operations relates to the Company’s disposal of its non-emergency transportation business that was completed during the year ended June 30, 2003. As of June 30, 2006, remaining liabilities of the discontinued business amounted to $258,000.

Major assets disposed include the following (in thousands):

2003
Purchase Price	$6,450
Goodwill	(11,950)
Acquired customer list	(560)
Property, Plant & Equipment, net	(249)
Net Loss on Disposal of Discontinued Operations	$(6,309)

The Asset Puchase Agreement relating the disposal of this business provided for the Company to receive certain payments of contingent consideration. Such payments amounts to $392,000 during the year ended June 30, 2004. The Discontinued Operations gain for year ended June 30, 2005, which amounts to $1,846,000, includes $1,593,000 from the settlement of claims under previously existing contract to provide non-emergency transportation services within this segment to the Commonwealth of Virginia.Liabilities of the discontinued operations include a $258,000 note payable. For the year ended June 30, 2006, the gain on Discontinued Operations was $513,000 and no further gains are expected.

20.          BUSINESS SEGMENTS

The Company’s operations for the year ended June 30, 2006 include two segments—Information Technology Solutions and Business Process Outsourcing Services. The IT Solutions segment provides a range of specialized IT infrastructure services, including, system architectural design, legacy systems integration, network engineering, applications infrastructure, network security solutions, remote access implementation, help desk support and operational support, primarily to mid-market commercial companies and state and local government entities. In conjunction with these service offerings, it also sells hardware and software to its customers. Operations are distributed primarily among five states: California (including the principal executive office), New York, Michigan, Florida, and Nevada, with employees situated in locations that are convenient to client sites.

The BPO segment contracts outsourced program operations for state government agencies in several areas including the privatization of child support enforcement services and information technology solutions. As part of management’s decision to concentrate on its core IT Solutions segment, the BPO business was de-emphasized and the Company completed its transition of the BPO child support enforcement services portion in June 2006. The remaining IT services portion of the segment was retained by the Company and is a component of its IT Services segment. The Company’s business process outsourcing customers related to child support enforcement services have included various governmental departments in the states of North Carolina and Nebraska. Typically these contracts were for multi-year periods of performance, with options to renew for additional periods. Such contracts were generally awarded through competitive procurements. Payment is based on either fixed-price, fixed-unit-price based on contractual allocations, revenue sharing, or a combination of the above.

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

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Solutions	Total
Year ended June 30, 2006
Sales to external customers	$3,158	$77,673	$80,831
Depreciation and amortization expense	35	2,616	2,651
Income (loss) from operations	423	(29,198)	(28,775)
Net interest expense (income)	—	7,238	7,238
Total assets	195	29,493	29,688
Capital expenditures	—	224	224
Year ended June 30, 2005
Sales to external customers	$6,857	$69,702	$76,559
Depreciation and amortization expense	467	2,704	3,171
Income (loss) from operations	(12,951)	(11,486)	(24,437)
Net interest expense (income)	—	2,108	2,108
Total assets	670	46,666	47,336
Capital expenditures	—	370	370
Year ended June 30, 2004
Sales to external customers	$7,730	$42,217	$49,947
Depreciation and amortization expense	462	2,418	2,880
Income (loss) from operations	(10,628)	(8,307)	(18,935)
Net Interest expense	—	840	840
Total assets	13,658	31,991	45,649
Capital Expenditures	—	195	195

21.          UNAUDITED QUARTERLY DATA

The earnings per share amounts have been restated to give effect to the 1 for 10 reverse stock split.

Significant adjustments made during the quarters include a goodwill charge amounting $6,026,000 during the three months ended December 31, 2005, an additional goodwill impairment charge of $6,837,000 and the write-off of certain notes and investments deemed to be non-recoverable in the amount of $1,682,000 during the three months ended June 30, 2005.

During the three months ended March 31, 2006, the Company recorded a of approximately $9,401,000 on the extinguishment of debt obligations that were owed to the former ITI and 9% note holders, offset be a $880,000 gain on the extinguishment of certain trade payable debt (Note 11). During the three months ended June 30, 2006, the Company recorded $95,218,630 loss  on the extinguishment of the Bridge Notes (Note 11).

	Selected Quarterly Financial Data
	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30
	2004	2004	2005	2005	2005	2005	2006	2006
	(Dollars in thousands, except per share data)
Revenue	$14,783	$20,002	$19,049	$22,725	$23,435	$18,844	$14,296	$24,256
Gross Profit	$2,681	$4,151	$3,216	$3,843	$4,114	$3,189	$1,108	$4,177
Net loss Continuing Operations	$(1,588)	$(7,046)	$(3,614)	$(12,189)	$(1,898)	$(4,256)	$(15,994)	$(6,627)
Net loss Discontinued operations	$1,635	$41	$(83)	$253	$216	$—	$297	$—
Basic and diluted income (loss) per share-Continuing Operations	$(.27)	$(1.20)	$(.54)	$(1.74)	$(.24)	$(.52)	$(1.05)	$(.13)
Basic and diluted income (loss) per share-Discontinued Operations	$.28	$.01	$(.01)	$.04	$.03	$—	$.02	$—

22.          SUBSEQUENT EVENTS

On July 1, 2006, each of the two non-employee directors of the Company received a stock grant for 117,647 shares of our common stock, which is equal to $20,000 divided by the closing price of our common stock as reported on the Over the Counter Bulletin Board on June 30, 2006, which was equal to $0.17 per share. Also on July 1, 2006, Mr. Ron Ben-Yishay received a stock grant for 1,176,471 shares of our common stock, which is equal to $200,000 divided by $0.17 per share.

On July 1, 2006 the Company (under its 2005 Plan) granted to two non-employee directors, options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share that have a five year term.

On July 25, 2006, the Company signed a non-binding letter expressing its interest in acquiring Sensible Security Solutions, Inc. (“SSS”), a Canadian based provider of IT solutions. Purchase consideration under the proposed structure would consist of (1) $1,200,000 in cash at closing, (ii) $3,000,000 in shares of Dyntek common stock at closing (based on the then fair value of the Company’s common stock) and (iii) contingent consideration (payable in a combination of cash and stock at the Company’s election) based on earnings in each of the quarterly periods through September 30, 2009. The Company has also proposed to enter into employment agreement with SSS’s key employees and make share based payments to SSS employees. The understandings contained in the expression of interest expire on or about October 23, 2006 if the Company and SSS fail to enter into definitive negotiations. The Company cannot provide any assurance that it will complete this transaction according to the terms proposed in the expression of interest, if at all.

On August 11, 2006 the Company granted 7,010,000 shares at an exercise price of $0.145 per share to employees subject to shareholder approval pursuant to the 2006 Nonqualified Stock Option Plan (the “2006 Plan”) approved by the Board of Directors (the “Board”) of DynTek, Inc. (the “Company”) on June 15, 2006. The 2006 Plan provides for the grant of nonqualified stock options to members of the Board, employees and consultants. There are 11,790,672 shares of Company common stock (the “Common Stock”) available for issuance under the 2006 Plan. On September 12, 2006, the Company granted an additional 795,000 at an exercise price of $0.147 per shares to employee subject to shareholder approval under the 2006 Plan.

On August 23, 2006, the Company signed a non-binding letter intent proposing to acquire, in a transaction pursuant to Section 363 of the United States Bankruptcy Code, all or substantially all of the assets of TekConnect Corporation for $400,000 in cash. The Company has also proposed to enter into employment and non-compete agreements with certain TekConnect employees. The Company anticipates completing this transaction in October 2006; however, the Company cannot provide any assurance that the final terms negotiated will be acceptable to either party, which could result in the Company not completing the transaction at all.

On September 26, 2006, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Additional Junior Note”) on substantially similar terms set forth in the Junior Note. Thus, the interest rate for the Additional Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning September 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Additional Junior Note during the period that the Company continues such election. The Additional Junior Note may be converted into common stock at any time at the election of the holder at a conversion price of $0.20 per share of common stock. A portion of the proceeds from the issuance of the Additional Junior Note will be used toward future acquisitions and general corporate purposes. The Junior Note issued to the Junior Lender is convertible into 15,000,000 shares of common stock of the Company, assuming the interest thereunder is paid in cash.

On September 30, 2006, the Company elected to pay interest on the note in kind on the Senior Note and in the aggregate interest amount of $192,147 for the three month period ended September 30, 2006 which will be added to the respective principal amount of the notes.

On September 30, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $150,382 for the three month period ended September 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 751,912 shares at a conversion price of $0.20 per share.

Following the stock grants and option grants issued on July 1, 2006, the issuance of a new Junior Note on September 26, 2006, and the payment of interest in kind on the Junior Notes through September 30, 2006, the aggregate number of shares issuable to the holders of the 19.9% Warrants is 25,157,660 (assuming such warrants were exercised as of September 30, 2006).

On or about July 19, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint does not specify the amount of damages sought, but Pangaea has demanded in excess of $2,500,000 in preliminary communications with the Company’s counsel. The Company contends that this demand is without factual or legal basis and that the Action has no merit. A response to the complaint is due November 28, 2006. The Company intends to continue discussing an informal resolution. While the

Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome based on the early stage of the dispute, the positions taken by Pangaea and the inherent uncertainties of litigation.

ITEM 9.                CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an “accelerated filer” (as defined in the Securities Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended June 30, 2008. Nevertheless, we identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. We have experienced employee turnover in our accounting department including the position of Chief Financial Officer. As a result, we have experienced difficulty with respect to our ability to record, process and summarize all of the information that we need to close our books and records on a timely basis and deliver our reports to the Securities and Exchange Commission within the time frames required under the Commission’s rules. We also need to increase the size of our staff and review assignments within our accounting department to ensure we have adequate segregation of duties.

We have also identified a specific material weakness in our ability to ensure that the accounting for our equity-based transactions is accurate and complete. We have consummated a series of complex equity transactions involving the application of specialized accounting principles. The equity based transactions that we consummated specifically relate to stock based compensation arrangements and modifications to embedded and free standing derivatives and settlements of debt for equity. We believe that equity transactions we completed in connection with our financial restructuring are unique and occurred as a result of the fact that our liquidity has been highly constrained. Although we believe that these events are unique and that our equity based transactions in the future are likely to be reduced, we are evaluating certain corrective measures to provide us with the structure we need at such times that we may engage in equity based transactions. These measures could include seeking the assistance of outside specialists with expertise in these areas.

We believe these material weaknesses have resulted from liquidity constraints that caused us to focus on using our resources to implement a financial and operational restructuring plan. We believe that recent changes we have made to our operating and capital structure will enable us to take corrective measures once we finish evaluating our existing capabilities, the resources we have and resources we may need to make available to effectuate corrective measures.

We believe that any such risks that may have been created as a result of these material weaknesses are partially mitigated by the fact that we have minimal assets that are subject to the risk of misappropriation. In addition, activities during our most recent reporting period were regularly reviewed and approved by our Chief Executive and Chief Financial Officers. However, we acknowledge that additional control procedures are necessary to ensure that our all of our transactions are properly recorded, our assets are appropriately safeguarded and that we can close and report within the time frames required by the Securities and Exchange Commission.

ITEM 9B.       OTHER INFORMATION

Not applicable

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

In compliance with Section 406 of the Sarbanes-Oxley Act of 2002 and Nasdaq corporate governance listing standards, the Company has adopted a code of conduct that is applicable to all of the Company’s employees and directors. Interested parties may request a copy of this conduct of conduct, free of charge, by delivering a written request addressed to Chief Financial Officer, DynTek, Inc., 19700 Fairchild Road, Suite 230, Irvine, California 92612. The Company will disclose any amendments to the code of conduct and any waivers from the code of conduct for directors and officers by posting such information on its website at www.dyntek.com.

The other information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2006, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 14, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2006, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 14, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 14, 2006, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2006, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 14, 2006.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2006, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 14, 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)   The following financial statements are included herein under Item 8:

(2)   None.

(3)   The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of DynTek, Inc., as amended (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Registration Statement on Form S-1 filed on June 16, 2006 (File No. 333-135056)).

3.2	Amended and Restated By-Laws of DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed January 7, 2002).
4.1

Specimen common stock Certificate of DynTek, Inc. (Incorporated by reference, filed as an exhibit to Amendment No. 2 to DynTek, Inc.’s Registration Statement on Form S-1 filed on November 10, 1992 (File No. 333-50426)).

4.3

Specimen of Redeemable common stock Purchase Warrant (Incorporated by reference, filed as an exhibit to Amendment No. 4 to DynTek, Inc.’s Registration Statement on Form S-1 filed on December 4, 1992 (File No. 333-50426)).

4.4

Form of Warrant Agent Agreement between DynTek and American Stock Transfer and Trust Company (Incorporated by reference, filed as an exhibit to Amendment No. 1 to DynTek, Inc.’s Registration Statement on Form S-1 filed on October 13, 1992 (File No. 333-50426)).

4.5

Amended Warrant Agreement, dated November 30, 1999, between DynTek and American Stock Transfer and Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on December 6, 1999).

4.6

Second Amended Warrant Agreement, dated as of November 30, 2000, between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on January 11, 2001).

4.7

Third Amended Warrant Agreement, dated as of April 10, 2001, between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on April 17, 2001).

4.8

Fourth Amended Warrant Agreement, dated December 9, 2005, by and between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 9, 2005).

4.9

Fifth Amended Warrant Agreement, dated March 8, 2006, by and between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 5, 2006).

10.1*

1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement (Incorporated by reference, filed as an exhibit to Amendment No. 1 to DynTek, Inc.’s Registration Statement on Form S-1 filed on October 13, 1992 (File No. 333-50426)).

10.2*

Form of Amendment to 1992 Employee Incentive Stock Option Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Registration Statement on Form S-4, filed on May 1, 2000 (File No. 333-36044)).

10.3*

1997 Stock Option Plan for Non-Employee Directors (Incorporated by reference, filed as Exhibit C to DynTek, Inc.’s definitive Proxy Statement for Annual Meeting of Stockholders, filed on January 6, 1998).

10.4*	2001 Employee Incentive Stock Option Plan (Incorporated by reference, filed as Annex D to DynTek, Inc.’s definitive Proxy Statement for Special Meeting of Stockholders, filed November 6, 2001).
10.5*

Form of Stock Option Agreement pursuant to the 2001 Employee Incentive Stock Option Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005).

10.6*	2005 Stock Incentive Plan (Incorporated by reference, filed as Annex A to DynTek, Inc.’s Definitive Proxy Statement for Annual Meeting of Stockholders, filed April 26, 2005).
10.7*	Amendment No. 1 to the 2005 Stock Incentive Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 16, 2005).
10.8*	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 19, 2005).
10.9*	2006 Nonqualified Stock Option Plan (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).
10.10*	Nonqualified Stock Option Agreement (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).
10.11

Letter Agreement, dated as of November 3, 2000, by and between LaborSoft Corporation and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report of Form 10-Q, filed on February 16, 2001).

10.12

Asset Purchase Agreement, effective March 1, 2003, among DynTek Services, Inc. and First Transit, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed March 25, 2003).

10.13

Form of Securities Purchase Agreement between DynTek, Inc. and the purchasers listed therein, dated as of December 5, 2003 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8 K, filed December 10, 2003).

10.14

Form of Registration Rights Agreement between DynTek, Inc. and the purchasers listed therein, dated as of December 5, 2003 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).

10.15	Form of 20% Investor Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).
10.16	Form of 30% Investor Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).
10.17	Form of Placement Agent Warrant Agreement between DynTek, Inc. and Rockwood Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).
10.18

Form of Securities Purchase Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor with respect to the purchase of DynTek’s $3,500,000 Secured Convertible Term Note of even date (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8 K, filed February 3, 2004).

10.19	Form of common stock Purchase Warrant, dated January 30, 2004 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004).
10.20

Form of Registration Rights Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004).

10.21

Form of Security Agreement, dated January 30, 2004, by and between DynTek, Inc. and an institutional investor (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004).

10.22

Form of Security Agreement, dated January 30, 2004, by and between DynTek Services, Inc. and an institutional investor (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004).

10.23

Form of Guaranty, dated January 30, 2004, made by DynTek Services, Inc. in favor of an institutional investor (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004).

10.24

Placement Agent’s Agreement, dated as of February 27, 2004, by and between DynTek, Inc. and Network 1 Financial Securities, Inc. with respect to the offering of up to 150 Units of securities consisting of shares of common stock and warrants (the “Network 1 Offering”) (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).

10.25	Form of Subscription Agreement with investors in the Network 1 Offering (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).
10.26	Form of Registration Rights Agreement with investors in the Network 1 Offering (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).

10.27	Form of Warrant issuable to investors in the Network 1 Offering (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).
10.28

Form of Placement Warrant issuable to Network 1 Financial Securities, Inc. in connection with the Network 1 Offering (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).

10.29

Form of Securities Purchase Agreement, dated April 27, 2004, between DynTek, Inc. and purchasers listed therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.30

Form of Registration Rights Agreement, dated April 27, 2004, between DynTek, Inc. and the purchasers listed herein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.31	Form of Series A Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
10.32	Form of Series B Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
10.33	Form of Placement Agent Warrant issued to Duncan Capital LLC (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
10.34	Form of common stock Purchase Warrant, dated May 3, 2004 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
10.35

Form of Amended Registration Rights Agreement, dated May 3, 2004, by and between DynTek, Inc. and Laurus (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.36

Form of 9% Senior Subordinated Convertible Note Purchase Agreement, dated as of October 15, 2004, by and among the purchasers listed therein and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004).

10.37	Form of 9% Senior Subordinated Convertible Note (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004).
10.38

Form of Registration Rights Agreement, dated as of October 15, 2004, by and among the purchasers listed therein and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004).

10.39	Form of Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004).
10.40	Form of Additional Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004)
10.41	Form of Placement Agent Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004).
10.42*

Form of Employment Agreement, dated as of August 1, 2005, by and between Casper Zublin, Jr., and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 19, 2005).

10.43

Form of Amended and Restated Convertible Term Note, dated November 15, 2004, made by DynTek, Inc. in favor of Laurus (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005).

10.44	Form of common stock Purchase Warrant, dated November 15, 2004 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005).
10.45

Form of Amended Registration Rights Agreement, effective as of January 1, 2004, by and between DynTek, Inc. and Laurus (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005).

10.46

Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among the investors identified therein and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 15, 2005).

10.47

Form of Registration Rights Agreement, dated as of February 10, 2005, by and among the investors identified therein and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 15, 2005).

10.48	Form of Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 15, 2005).
10.49*

Separation and General Release Agreement, dated as of May 26, 2005, by and between Steven Ross and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 19, 2005).

10.50

Asset Purchase and Liability Assumption Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.51

Asset Purchase Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.52

Form of Note Purchase Agreement, dated as of October 26, 2005, by and among DynTek, Inc. and the accredited investors named therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.53

Form of Secured Promissory Note, dated as of October 26, 2005, issued by DynTek, Inc. in favor of certain accredited investors (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.54

Form of Security and Pledge Agreement, dated as of October 26, 2005, by and among DynTek, Inc., DynTek Services, Inc. and the investors identified in the Note Purchase Agreement (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.55

Form of common stock Purchase Warrant, dated October 26, 2005, issued by DynTek, Inc. in favor of the investors identified in the Note Purchase Agreement (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.56

Agreement to Amend the Amended and Restated Secured Convertible Term Note and common stock Purchase Warrant, dated as of October 26, 2005, by and between DynTek, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.57

Form of Amended and Restated 9% Senior Subordinated Convertible Note, issued by DynTek, Inc. in favor of certain accredited investors (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.58

Form of Amended and Restated Warrant, dated as of October 26, 2005, issued by DynTek, Inc. in favor of certain accredited investors (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.59

Form of Amendment No. 1 to Registration Rights Agreement, dated as of October 26, 2005, by and among DynTek, Inc. and the investors set forth therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.60*

Separation and General Release Agreement, dated March 31, 2006, by and between DynTek, Inc. and Robert I. Webber (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 5, 2006).

10.61

Note Purchase Agreement, dated March 8, 2006, by and between DynTek, Inc. and the purchasers named therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.62

Senior Note, dated as of March 8, 2006, issued by DynTek, Inc. to each of SACC Partners, L.P. and Lloyd I. Miller, III (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.63

Junior Note, dated as of March 8, 2006, issued by DynTek, Inc. to Trust A-4—Lloyd I. Miller (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.64

Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc., SACC Partners, L.P. and Lloyd I. Miller III (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.65

Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc. and Trust A-4—Lloyd I. Miller (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.66

Form of Debt Financing Warrant issued to each of SACC Partners, L.P. and Lloyd I. Miller, III (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.67

Securities Purchase Agreement, dated as of March 8, 2006, by and among DynTek, Inc. and the accredited investors named therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.68

Registration Rights Agreement, dated March 8, 2006, by and among DynTek, Inc. and the accredited investors named in the Securities Purchase Agreement (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.69

Form of Warrant issued by DynTek, Inc. to each of the accredited investors named in the Securities Purchase Agreement and Network 1 Financial Securities, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.70

First Amendment to Note Purchase Agreement, dated June 15, 2006, by and between DynTek, Inc. and the purchasers named therein (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).

10.71

Junior Note, dated as of June 15, 2006, issued by DynTek, Inc. to Trust A 4—Lloyd I. Miller (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).

10.72*

Settlement and Release Agreement, dated June 29, 2006, by and between DynTek, Inc. and J. Michael Gullard (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 6, 2006).

10.73

Second Amendment to Note Purchase Agreement and Security and Pledge Agreements, dated as of September 26, 2006, by and among DynTek, Inc. and DynTek Services, Inc. and the purchasers named therein (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed September 28, 2006).

10.74

Junior Note, dated as of September 28, 2006, issued by DynTek, Inc. to Trust A 4—Lloyd I. Miller (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed September 28, 2006).

21	Subsidiaries of DynTek, Inc.
23.1	Consent of Marcum & Kliegman LLP, independent public accountants.
24.1	Power of Attorney (included in the signature pages hereof).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

                 * This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 13, 2006
DYNTEK, INC.
	BY:	/s/ CASPER W. ZUBLIN, JR.
Casper W. Zublin, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ CASPER W. ZUBLIN, JR.	Chief Executive Officer and Director	October 13, 2006
Casper W. Zublin, Jr.	(principal executive officer)
/s/ MARK E. ASHDOWN	Chief Financial Officer	October 13, 2006
Mark E. Ashdown	(principal financial and accounting officer)
/s/ J. MICHAEL GULLARD	Director	October 13, 2006
J. Michael Gullard
/s/ ALAN B. HOWE	Director	October 13, 2006
Alan B. Howe