Form 10-Q
period 2006-09-30
DYNTEK INC
filed 2006-11-20
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 20, 2006, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value, was 58,077,499.

DYNTEK, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – as of September 30, 2006 (unaudited) and June 30, 2006

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three Months Ended September 30, 2006 and September 30, 2005

Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three Months Ended September 30, 2006 and September 30, 2005

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits

SIGNATURE

1.       PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,115	$546
Cash - Restricted	635	644
Accounts receivable, net	2,525	1,881
Due from NETF	2,537	2,817
Inventory	43	193
Prepaid expenses and other current assets	202	101
Other receivables	111	118
TOTAL CURRENT ASSETS	9,168	6,300

RESTRICTED CASH – non current portion	443	559

PROPERTY AND EQUIPMENT, net	724	763

GOODWILL	18,767	18,767

ACQUIRED CUSTOMER LISTS, net	2,248	2,722

DEFERRED FINANCING COSTS, net	307	304

DEPOSITS AND OTHER ASSETS	242	273
	$31,899	$29,688
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash overdraft	$221	$168
Accounts payable	2,833	2,090
Accrued expenses	2,354	2,705
Deferred revenue	974	1,036
Current liabilities of discontinued operations	258	258
TOTAL CURRENT LIABILITIES	6,640	6,257

DEFERRED REVENUE – non current portion	383	529
NOTES PAYABLE - non current portion	5,485	2,021
TOTAL LIABILITIES	12,508	8,807

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2006 and June 30, 2006, respectively	—	—
Class A Common stock, $.0001 par value, 450,000,000 shares authorized; 56,592,351 and 55,180,586 shares issued and outstanding as of September 30, 2006 and June 30, 2006, respectively	6	6
Additional paid-in capital	147,973	146,783
Treasury stock, (537,825 shares)	(108)	—
Other comprehensive income - foreign currency translation	12	—
Accumulated deficit	(128,492)	(125,908)
TOTAL STOCKHOLDERS’ EQUITY	19,391	20,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,899	$29,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,
	2006	2005
REVENUES
Product Revenues	$16,783	$16,155
Service Revenues	4,994	7,280
TOTAL REVENUES	21,777	23,435

COST OF REVENUES
Cost of Products	14,595	14,152
Cost of Services	3,566	5,169
TOTAL COST OF REVENUES	18,161	19,321

GROSS PROFIT	3,616	4,114

OPERATING EXPENSES:
Selling	2,593	3,176
General and administrative	1,343	1,434
Depreciation and amortization	693	730
TOTAL OPERATING EXPENSES	4,629	5,340

LOSS FROM OPERATIONS	(1,013)	(1,226)

OTHER INCOME (EXPENSE)
Interest expense	(1,554)	(734)
Interest income	19	9
Gain of marketable securities	—	54
Other expense	2	(1)
TOTAL OTHER EXPENSE	(1,533)	(672)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,546)	(1,898)
INCOME TAX	38	—
LOSS FROM CONTINUING OPERATIONS	(2,584)	(1,898)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	—	216
TOTAL GAIN FROM DISCONTINUED OPERATIONS	—	216

NET LOSS	$(2,584)	$(1,682)

NET LOSS PER SHARE:
Continuing operations	$(0.05)	$(0. 21)
Discontinued operations	—	—
NET LOSS PER SHARE – basic and diluted	$(0.05)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION-BASIC AND DILUTED	56,592,351	7,848,267

NET LOSS	$(2,584)	$(1,682)

OTHER COMPREHENSIVE, NET OF TAX
Foreign currency translation gain	12	—

COMPREHENSIVE LOSS	$(2,572)	$(1,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(2,584)	$(1,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	693	730
Non-cash interest	1,150	185
Stock-based compensation	528	205
Gain in marketable securities	—	(54)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	12	—
Changes in operating assets and liabilities:
Accounts receivable	(645)	97
Due from NETF	280	—
Inventory	150	(1,144)
Accrued interest on notes payable	—	138
Prepaid expenses and other current assets	(101)	(102)
Other receivables	7	(66)
Deposits and other assets	31	15
Accounts payable	742	2,360
Deferred revenue	(208)	75
Accrued expenses	(351)	(479)
Restricted cash	125	(698)
Total adjustments	2,413	1,262
NET CASH USED IN CONTINUING OPERATIONS	(171)	(636)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of marketable securities	—	54
Cash paid for acquisition earn-out	(100)	(1,765)
Capital expenditures	(80)	(75)
NET CASH USED IN INVESTING ACTIVITIES	(180)	(1,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	53	(582)
Proceeds from debt financing	3,000	—
Deferred financing costs	(26)	(29)
Net proceeds under line of credit	—	3,552
Exercise of options and warrants	1	—
Purchase of Treasury stock, net	(108)	(9)
Principal payments	—	(438)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,920	2,494
CASH FLOWS OF DISCONTINUED OPERATIONS:
Operating cash flows	—	145
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	145
NET INCREASE IN CASH	2,569	217
CASH AT BEGINNING OF PERIOD	546	963
CASH AT END OF PERIOD	$3,115	$1,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$140	$431

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
(UNAUDITED)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DynTek, Inc. and its subsidiaries (“DynTek”, “Company”, or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2006 included in the Form 10-K for the year then ended.

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

2.              LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $2,585,000 for the three months ended September 30, 2006, which includes $2,372,000 of non-cash charges resulting from $693,000 of depreciation and amortization; $528,000 in non-cash stock based compensation expense; and $1,151,000 in non-cash interest charges.  At September 30, 2006, the Company had working capital of approximately $2,528,000.

As described in greater detail in Note 5, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) on September 26, 2006 in which the Company issued to Trust A-4 – Lloyd I. Miller a Junior Secured Convertible Note in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially the same terms set forth in the Junior Note and the Additional Junior Note (both of which are defined herein) with the additional collateralization of 66% of the Company’s assets and stock of its wholly-owned Canadian subsidiary being assigned to the Third Junior Note.  The proceeds of the Third Junior Note shall be used to finance acquisitions and for general corporate purposes.

On October 6, 2006, the Company utilized a portion of the proceeds from the Third Junior Note to enter into Asset Purchase Agreement for substantially all of the assets of TekConnect, Inc.  In consideration for the purchased assets, the Company agreed to pay a cash payment of $400,000 at closing.

The Company utilized another portion of the Third Junior Note on October 27, 2006, when the Company, DynTek Canada, an Ontario corporation and wholly-owned subsidiary of the Company (“DynTek Canada”), Sensible Security Solutions, Inc., an Ontario corporation (“SSS”), and Paul Saucier, an individual and 100% owner of SSS, entered into an Asset Purchase Agreement for substantially all of the assets of SSS.  In consideration for the purchased assets, the Company agreed to pay SSS at closing a cash payment of $1,200,000, subject to a minimum of $250,000 in working capital, and 1,485,148 shares of the Company’s common stock, based upon a per share value of $0.202.  In addition, the Company has agreed to make additional payments over a three-year period based upon the achievement of certain EBITDA performance targets.  Such payments will be paid using a combination of cash and the Company’ common stock, at the Company’s election, provided that at least half of the payments will be in cash (see Note 12).

The Company believes that its strategy of streamlining the business around its core competency of providing IT solutions is enabling it to operate under a more efficient cost structure than it had in the past. The Company is also not required to make principal payments under any of its note obligations until June 2009 and its accounts receivable and product financing arrangement with NETF is providing it with timely working capital resources. Accordingly, the Company believes that it will have sufficient liquidity to sustain the business through September 30, 2007.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain the business through September 30, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.  For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.  In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis.  For the three months ended September 30, 2006, and the three months ended September 30, 2005, no revenues were recognized on a net basis.

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

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables to NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements (see Note 6).

E.              Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

F.              Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, convertible debt, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.  The aggregate number of potential common stock equivalents outstanding as of September 30, 2006 is as follows:

	As of September 30,
	2006	2005
Common stock	56,592,351	8,116,459
Warrants	31,593,019	2,536,997
Options	2,305,521	225,355
Convertible debt	36,437,585	1,592,881
	126,928,476	12,471,692

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

H.            Stock Based Compensation – Effective July 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.  Consequently, during the three months ended September 30, 2005, the Company recognized $205,000 in expenses, which represents the fair value of stock option awards that the Company elected to accelerate vesting during that period.  During the three months ended September 30, 2006, the Company recognized $288,000 in expenses, which represents the fair value of stock option awarded to two non-employee board members, $40,000 of stock grants awarded to two non-employee board members, and $200,000 in an employee stock grant.

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

K.            Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions.

L.              Inventory - Inventory consist primarily of finished goods in transit, which are recorded at the lower of cost or market.

M.         Advertising Costs - Costs related to advertising and promotions of services are charged to sales operating expense as incurred. Advertising expense amounted to approximately $43,200 and $34,900 for the three months ended September 30, 2006 and 2005 respectively. These expenses are included in selling expenses in the accompanying statements of operations.

N.            Shipping and Handling Costs - The Company accounts for shipping and handling costs as a component of “Cost of Product Revenues.” These costs are primarily the direct freight costs related to the “drop shipment” of products to the Company’s customers. Shipping and handling costs amounted to approximately $41,500 and $116,600 for the three months ended September 30, 2006 and 2005, respectively.

O.            Convertible Notes - The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

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

P.              Registration Rights - The Company accounts for registration rights as separate derivative instruments in accordance with “View C” of EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company is currently subject to registration rights agreements entered into concurrently with the debt obligations described in Note 5, which provide for stock based liquidated damages to be paid to such note in the event of the Company’s failure to comply with the registration rights agreements. The potential number of shares issuable as liquidated damages under this agreement is fixed and determinable. The fair value of the liquidated damage provision is insignificant to the Company’s financial statements.

Q.            Foreign Currency - The consolidated financial statements are presented in United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of DynTek Canada, Inc., the Company’s Canadian Subsidiary (which to date has minimal operations) is the Canadian dollar.  Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gain or losses arising on foreign currency transactions are included in the determination of operating results for the period and were insignificant for the periods presented.

R.             New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.” SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the provisions of this statement prospectively to new instruments.

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

In September 2006, the FASB issued Statement of Financial Accountings Standards No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.              RESTRICTED CASH

Restricted cash includes cash received in connection with maintenance agreements that is restricted until the related revenue is earned and recognized under the terms of the respective agreements, which are three years.  The Company classified $635,000 as a current asset and $443,000 as a non-current asset, which represents the amount of cash that will become available to the Company under portions of the contracts that expire during and subsequent to the next twelve months, respectively.

5.             NOTES PAYABLE

Senior Notes

On March 8, 2006, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which the Company issued Senior Secured Notes (the “Senior Notes”) in the aggregate principal amount of $6,700,000 with warrants (the “Senior Warrants”)  to purchase up to 19.9% of the Company’s outstanding common stock on a fully diluted basis at the time of exercise.  The Senior Notes bear interest at the rate 8% per annum if paid in cash, or 11% per annum if paid in kind, which forms of payment can be made at the Company’s discretion. Principal payments are due in 36 monthly installments beginning March 31, 2009. Interest is payable quarterly in arrears beginning June 30, 2006, unless the Company chooses to make its payments in kind, in which case such interest is added to the principal amount of the Senior Notes. The Senior Warrants have an exercise price of $0.001 per share and expire on December 31, 2016.

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

In accordance with APB 14, the Company allocated $2,982,071 of the proceeds to the Senior Notes and $3,717,929 of the proceeds to the Senior Warrants. The aggregate fair value of the Senior Warrants was calculated using the Black-Scholes option pricing model based on all outstanding shares of the Company’s common stock, outstanding options, Senior Warrants and issuable shares of stock under the conversion and debt settlement agreements (excluding the Bridge Notes) totaling 13,859,028 Senior Warrants issuable to the holders of the Senior Notes at the commitment date of this financing transaction. The difference between the carrying amount of the Senior Notes and their contractual redemption amount is being accreted as interest expense to February 2010, their earliest date of redemption.

The number of shares issuable upon exercise of the warrants is subject to increase each time the Company issues additional shares of common stock or common stock equivalents. The incremental number of shares under any increase is equal to the amount needed to cause the Senior Warrants to be exercisable for 19.9% of all outstanding common stock on a fully diluted basis.

On May 5, 2006, the Company completed a second closing of the March 8, 2006 private placement in which 5,729,520 shares of common stock and warrants to purchase an aggregate of 1,145,904 shares of common stock at an exercise price of $0.20 per share were issued. The Company also issued to the placement agent in this transaction, warrants to purchase 1,145,904 shares of common stock as compensation for services rendered. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise was increased by 1,992,814 shares to 15,851,842 shares. The fair value of the additional Senior Warrants, which amounted to $850,483, is being amortized over the remaining term of the Senior Notes.

On June 6, 2006 the Company, immediately following the completion of its 1 for 10 reverse stock split, issued 13,046,574 shares to the Bridge Note holders. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise was increased by 3,241,284 shares to 19,093,126 shares. The fair value of the additional Senior Warrants, which amounted to $1,286,480, is being amortized over the remaining term of the Senior Notes.

On June 15, 2006, the Company issued an additional Junior Secured Convertible Note to Trust A-4 – Lloyd I. Miller (“the Junior Lender”) in the aggregate principal amount of $1,000,000 (the “Additional Junior Note”) with substantially identical terms to the Junior Note issued on March 8, 2006 (see discussion regarding “Junior Notes” below).  The Additional Junior Note is convertible into 5,000,000 shares of the Company’s common stock. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise was increased by 1,242,197 shares to 20,335,323 shares. The fair value of the additional Senior Warrants, which amounted to $344,990, is being amortized over the remaining term of the Senior Notes.

On June 30, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $136,932 for the period ended June 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 684,658 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise was increased by 170,096 shares to 20,505,419 shares. The fair value of the additional Senior Warrants, which amounted to $28,587, is being amortized over the remaining term of the Senior Notes.   On June 30, 2006, the Company elected to pay interest on the Senior Notes in kind and recorded an aggregate interest charge of $230,186 for the period ended June 30, 2006 which was added to the principal amount of the notes.

On July 1, 2006, each of the two non-employee directors of the Company received a stock grant for 117,647 shares of our common stock, which is equal to $20,000 divided by the closing price of our common stock as reported on the Over the Counter Bulletin Board on June 30, 2006, which was equal to $0.17 per share. Also on July 1, 2006, Mr. Ron Ben-Yishay received a stock grant for 1,176,471 shares of our common stock, which is equal to $200,000 divided by $0.17 per share.  On July 1, 2006 the Company (under its 2005 Plan) granted to two non-employee directors, options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share that have a five year term. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise was increased by 872,461 shares to 21,377,880 shares. The fair value of the additional Senior Warrants, which amounted to $155,283 and $6,383,751 in the cumulative, is being amortized over the remaining term of the Senior Notes.

On September 26, 2006, the Company issued another Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) with substantially identical terms to the Junior Note (as defined below) and the Additional Junior Note.  The Third Junior Note is convertible into 15,000,000 shares of the Company’s common stock. Accordingly, the net number of shares issuable to the holder of the Senior Warrants upon its exercise was increased by 3,592,975 shares to 24,970,855 shares. The fair value of the additional Senior Warrants amounted to $481,528; however the cumulative total of the debt discount per the issuable Senior Warrants connected with the Senior Notes is limited to the carrying value of the notes, therefore $316,249, or a cumulative of $6,700,000 is being amortized over the remaining term of the Senior Notes and $165,279 is a direct charge against non-cash interest expense.

On September 30, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $150,585 for the period ended September 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 752,927 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise was increased by 187,057 shares to 25,157,912 shares. The fair value of the additional Senior Warrants amounted to $26,923 and is being charged directly to interest expense.

As of September 30, 2006, the fair value of the 19.9% Senior Warrants was approximately $6,892,000, however, such discount is limited to the carrying value of the note. Therefore, only $6,700,000 was recorded as a discount and approximately $192,000 was charged directly as a component of interest expense. The amortization of the debt discount in connection with the Senior Note Senior Warrants for the period ended September 30, 2006 amounted to $421,349 which discount is a component of interest expense in the accompanying statement of operations.

On September 30, 2006, the Company elected to pay interest on the Senior Notes in kind and recorded an aggregate interest charge of $192,147 for the period ended September 30, 2006 accreting the principal amount of the notes to $7,122,333.

The Note Purchase Agreement relating to the issuances of the Junior and Senior Notes provide the note holders with demand registration rights that require the Company, within 30 days of such demand, to file a registration statement covering the resale of shares underlying the convertible notes and senior note warrant and to cause such registration to be declared effective within 90 or 120 days (depending on the circumstances) thereafter. Such registration rights provide for the Company to pay a share based penalty in an amount equal to 2% of the shares registrable under the agreement until such time that the Company becomes compliant or the registrable shares may be sold without registration or restriction under Rule 144. The fair value of the registration rights agreement is insignificant to the Company’s financial statements. The amount of shares issuable under this penalty provision is contractually limited to an amount that may not exceed the authorized but unissued shares of the Company’s common stock. No demand has been made for registration to date. In addition, the Company has filed the required registration statement.

In addition to the above, the Company is not precluded from issuing unregistered shares to the holder of the convertible notes or Warrants in the event the holder elects to exercise these instruments prior to the time which registered shares become available. In addition, the warrants do not feature any cash settlement alternatives that are within the control of the holder. Accordingly, the Warrants are classified as equity instruments in accordance with the provisions of EITF 00-19.

Junior Notes

Under the Note Purchase Agreement, the Company issued a Junior Secured Convertible Note to the Junior Lender (the Junior Lender and the Senior Lenders are referred to collectively as the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”). The interest rate for the Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which forms of payment are at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest is payable quarterly in arrears beginning June 30, 2006, unless the Company chooses to pay the interest in kind option, in which case the interest will be added to the principal amount of the Junior Note during the period in which the Company makes such election. The Junior Note is convertible into common stock of the Company at any time at the election of the holder at a conversion price of $0.20 per share of common stock. The Junior Note issued to the Junior Lender is convertible into 15,000,000 shares of the Company’s common stock, assuming the interest thereon is paid in cash. The Company is restricted from prepaying any or all of the Junior Notes prior to March 1, 2010 without the consent of the holder of the Junior Notes, which consent is at the sole discretion of the note holder.

The Company evaluated the conversion feature embedded in the Junior Note to determine whether, under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. In performing this analysis the Company determined that the Junior Notes meet the definition of a conventional debt instrument; accordingly, the notes and related conversion option were accounted for in accordance with the provisions of EITF 98-5 and EITF 00-27. Under this method, the Company recorded a $3,000,000 discount against the entire principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.40 per share as of March 8, 2006 multiplied by 15,000,000 shares issuable upon conversion; however, such discount was limited to the carrying value of the note. The discount of $3,000,000 is being amortized over the five year term of the note. Amortization of the discount amounted to $200,000 for the year ended June 30, 2006 and is included as a component of interest expense in the accompanying statement or operations.

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

On September 26, 2006, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially similar terms set forth in the Junior Note and the Additional Junior Note. Thus, the interest rate for the Third Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning September 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Third Junior Note during the period that the Company continues such election. The Third Junior Note may be converted into common stock at any time at the election of the holder at a conversion price of $0.20 per share of common stock.   A portion of the proceeds from the Third Junior Note were used to purchase substantially all of the assets of SSS, pursuant to an Asset Purchase Agreement dated October 27.  The Third Junior Note issued to the Junior Lender is convertible into 15,000,000 shares of common stock of the Company, assuming the interest thereunder is paid in cash.

On September 30, 2006, the Company elected to pay interest on the note in kind and recorded an aggregate interest charge of $150,585 for the period ended September 30, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 752,927 shares of the Company’s common stock. The Company did not record an additional discount as the trading price as of September 30, 2006 was below the conversion price.

Junior and Senior Notes and Senior Warrants Registration Rights

The Note Purchase Agreement relating to the issuances of the Junior and Senior Notes provide the note holders with demand registration rights that require the Company, within 30 days of such demand, to (i) file a registration statement covering the resale of shares underlying the convertible notes and Senior Warrants and (ii) cause such registration to be declared effective within 90 or 120 days (depending on the circumstances) thereafter.  Such registration rights provide for the Company to pay a share based penalty in an amount equal to 2% of the shares registrable under the agreement until such time that the Company becomes compliant or the registrable shares may be sold without registration or restriction under Rule 144. The fair value of the registration rights agreement is insignificant to the Company’s financial statements. The amount of shares issuable under this penalty provision is also contractually limited to an amount that may not exceed the authorized but unissued shares of the Company’s common stock. No demand has been made for registration to date. In addition, the Company has filed the required registration statement and anticipates causing such registration statement to become effective following the filing of its quarterly report for the period ended September 30, 2006 on form 10-Q and a related amendment to the registration statement.

In addition to the above, the Company is not precluded from issuing unregistered shares to the holder of the convertible note or Senior Warrants in the event the holder elects to exercise these instruments prior to the time in which registered shares become available. In addition, the Senior Warrants and any embedded derivatives do not feature any forms of cash settlement alternatives that are within the control of the holder. Accordingly, the Senior Warrants are classified as an equity instrument in accordance with the provisions of EITF 00-19.

6.              DUE FROM NETF

On August 8, 2005, the Company entered into a series of related three-year agreements with NETF providing for NETF to purchase, eligible accounts receivable balances and to finance qualified purchases (as defined). This facility is comprised of three components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF finances certain of the Company’s qualified product purchases in connection with consummating sales to customers and (2) an Asset Purchase Agreement (the “APA”), and (3) a Master Servicing Agreement (“MSA”).

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

 During the period ended September 30, 2006, the Company sold approximately $15,361,000 of its product revenue under the terms of the APLA agreement and approximately $6,219,000 of its service revenue under the terms of the APA agreement and incurred an aggregate fee of $395,194 which is included as a component of interest expense in the accompanying statement of operations.

7.              STOCKHOLDERS’ EQUITY

On July 1, 2006, the Company issued stock grants in the aggregate of 1,411,765 shares of common stock.  Two non-employee directors of the Company each received a stock grant for 117,647 shares of our common stock, which is equal to $20,000 divided by the closing price of our common stock as reported on the Over the Counter Bulletin Board on June 30, 2006, which was equal to $0.17 per share. Also on July 1, 2006, Mr. Ron Ben-Yishay received a stock grant for 1,176,471 shares of our common stock, which is equal to $200,000 divided by $0.17 per share.

On August 14, 2006, the Company repurchased treasury stock amounting to 537,825 shares of stock held by an investor at a price of $0.20 per share.

8.              SHARE-BASED PAYMENT ARRANGEMENTS

1997 Plan

In November 2097 the Company’s Board of Directors authorized the adoption of the 1997 Stock Option Plan for non-employee Directors. The 1997 Plan provided for the grant of up to 30,000 stock options at an exercise price of 100% of the fair value of the Company’s common stock on the date of grant. During the three months ended September 30, 2006, all remaining options under this plan expired and no further grants will be made

2000 Plan

On August 14, 2000, the Company assumed the Data Systems Network Corp Stock Option Plan in connection with a business combination. Options granted under this Plan were either ISO’s or NSO’s. No further options may be granted under the Data Systems Plan. Options granted under this plan expire at various times until 2010. During the three months ended September 30, 2006, 20 options were cancelled and options to purchase 5,921 shares of the Company’s Series A Preferred stock at an average exercise  price of $23.77 per share remain outstanding. Each share of Series A Preferred issuable upon the of exercise of these option is convertible into 2.5 shares of the Company’s common stock.

2001 Plan

In 2001, the Company’s Board of Directors authorized the adoption of the 2001 Employee Stock Option Plan. The 2001 plan, as amended, provides for the grant of up to an aggregate 400,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. As of September 30, 2006 there were outstanding options to purchase 89,600 shares of the Company’s common stock under this plan at an average price of $6.37 per share and 24,625 options were cancelled during the same period.

2005 Plan

In May 2005, the Company’s Board of Directors authorized the adoption of the 2005 Employee Stock Option Plan. The 2005 plan, as amended, provides for the grant of up to an aggregate 3,000,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors.

2006 Plan (Subject to Stockholder Approval)

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

On August 11, 2006 the Company granted 7,010,000 shares at an exercise price of $0.145 per share to employees subject to shareholder approval pursuant to the 2006 Nonqualified Stock Option Plan (the “2006 Plan”) approved by the Board of Directors (the “Board”) of DynTek, Inc. (the “Company”) on June 15, 2006. The 2006 Plan provides for the grant of nonqualified stock options to members of the Board, employees and consultants. On September 12, 2006, the Company granted an additional 795,000 at an exercise price of $0.147 per shares to employee subject to shareholder approval under the 2006 Plan. Shares granted under the 2006 Plan are subject to shareholder approval at the Company’s annual meeting on December 14, 2006.

The 2006 Plan will be submitted to a vote of our stockholders within twelve months of the adoption of the 2006 Plan. The affirmative vote of stockholders holding not less than a majority of our issued and outstanding shares of common stock is required to approve the adoption of the 2006 Plan. In accordance with SFAS 123R, the Company has not yet recognized compensation costs because the plan is still subject to shareholder approval for which the Company can not assure it will obtain.

Share Based Payments

On July 1, 2006 the Company (under its 2005 Plan) granted to two non-employee directors options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share that have a five year term. The stock-based compensation expense for the fair value of the fully vested options granted to the two directors amounted to approximately $288,000 during the three months ended September 30, 2006. Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk—free interest rate of 5.26%; expected dividend yield zero percent; expected option life of five years; and current volatility of 109.24%.  As of September 30, 2006, there are options to purchase 2,210,000 shares of common stock at an average price of $0.31 per share.

The fair value of awards granted during the three month period ended September 30, 2006 was estimated at the date of grant using the Black-Scholes option pricing model. For purposes of performing the calculation under the Black-Scholes model, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and initiatives to conserve capital resources. Accordingly, expected dividend yields are currently zero. Expected volatility is principally based on the historical volatility of the Company’s stock.

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

A summary of option activity for the three months ended September 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	231,166	5.26
Granted	2,100,000	0.17
Exercised	—	—
Forfeited or expired	(25,645)	7.63
Outstanding at September 30, 2006	2,305,521	0.60	4.83	—
Exercisable at September 30, 2006	2,268,021	0.56	4.85	—

The weighted-average grant date fair value of options granted during the three moths ended September 30, 2006 amounted to $0.17 per share. The weighted average remaining contractual term of options outstanding gives effect to employee terminations which, under the provisions of the plans reduces the remaining life of such options to a period of 90 days following the respective dates of such terminations.

The Company did not modify any stock options granted to employees or non employees under any of its share-based payments other than accelerating the vesting of options prior to July 1, 2005. In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have optionees exercised any options during the three months ended September 30, 2006. Unrecognized compensation costs which relates only to the options granted to the Chief Executive Officer on July 13, 2005 amounted to $58,136 and will be expensed in fiscal year 2007 as it is vested.

The Company did not modify any stock options granted to employees or non employees under any of its share-based payment arrangements other than accelerating (during the quarter ended September 30, 2005) the vesting of options granted prior to July 1, 2005.  In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have optionees exercised any options during the three months ended September 30, 2006. Unrecognized compensation costs which relates only to the options granted to the Chief Executive Officer on July 13, 2005 amounted to $58,136 and will be expensed in fiscal year 2007 as it is vested.

9.              COMMITMENTS AND CONTINGENCIES

As described in Note 12, Pangaea Education Systems filed a claim against the Company for unspecified damages, but indicating a demand for payment in the amount of $2,500,000 during October 2006.

10.                     DISCONTINUED OPERATIONS

During 2003, the Company disposed of its non-emergency transportation business.  At September 30, 2006, the total remaining liabilities of discontinued operations was $258,000.

11.                     BUSINESS SEGMENTS

The Company completed its transition out of its former Business Process Outsourcing Services (“BPO”) Segment during the quarter ended June 30, 2006.  Accordingly, the Company’  operated with a single segment, the Information Technology (“IT”) Solutions Segment, during the three months ended September 30, 2006.

Segment information relating to the Company’s operations for the three months ended September 30, 2005 and 2005, respectively, is as follows:

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Solutions	Total
Three months ended September 30, 2006
Sales to external customers	$—	$21,777	$21,777
Depreciation and amortization expense	—	693	693
Net loss from operations	—	(1,013)	(1,013)
Interest expense	—	(1,555)	(1,555)
Total assets	—	31,899	31,899
Capital expenditures	—	80	80

Three months ended September 30, 2005
Sales to external customers	$985	$22,450	$23,435
Depreciation and amortization expense	35	695	730
Net income (loss) from operations	(11)	(1,215)	(1,226)
Interest expense	-	(734)	(734)
Total assets	472	36,423	36,895
Capital expenditures	-	75	75

12.                     SUBSEQUENT EVENTS

On August 11, 2006 the Company granted 7,010,000 shares at an exercise price of $0.145 per share to employees, subject to shareholder approval, pursuant to the 2006 Nonqualified Stock Option Plan (the “2006 Plan”). The 2006 Plan provides for the grant of nonqualified stock options to members of the Board, employees and consultants. There are 11,790,672 shares of Company common stock (the “Common Stock”) available for issuance under the 2006 Plan. On September 12, 2006, the Company granted an additional 795,000 at an exercise price of $0.147 per shares to employee subject to shareholder approval under the 2006 Plan. Shares granted under the 2006 Plan are subject to shareholder approval at the Company’s annual meeting on December 14, 2006.

On October 6, 2006, the Company entered into an Asset Purchase Agreement with TekConnect, Inc pursuant to Section 363 of the United States Bankruptcy Code, for substantially all of its assets.  In consideration for the Purchased Assets, the Company agreed to a cash payment of $400,000 at closing.

On October 27, 2006, the Company, DynTek Canada Inc., an Ontario corporation and wholly-owned subsidiary of DynTek (“DynTek Canada”), Sensible Security Solutions Inc., an Ontario corporation ( “SSS”), and Paul Saucier, an individual, entered into an Asset Purchase Agreement pursuant to which DynTek Canada agreed to purchase from SSS substantially all of the assets of SSS. In consideration for the purchased assets, DynTek Canada agreed to pay SSS at closing a cash payment of $1,200,000, subject to a minimum of $250,000 in working capital, and 1,485,148 shares of the Company’s common stock, based upon a per share value of $0.202.  In addition, DynTek Canada has agreed to make additional payments over a three-year period based upon the achievement of certain EBITDA performance targets. The Company estimates payments based on forecasted EBITDA performance to be approximately $1,000,000 annually subject to quarterly distributions over the first year and annually in the second and third years. Such payments will be paid using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash. On the date of closing, the Company reserved for issuance and granted from its 2006 Nonqualified Stock Option Plan an aggregate of 300,000 options to purchase shares of the Company’s common stock to employees who were formerly employees of SSS.

The Company evaluated both the TekConnect and the SSS acquisitions to assess the level of significance under SEC reporting regulations and determined that the acquisitions, individually and in the aggregate were, insignificant in relation to the Company existing operations.

On or about October 30, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint does not specify the amount of damages sought, but Pangaea has demanded in excess of $2,500,000 in preliminary communications with the Company’s counsel. The Company contends that this demand is without factual or legal basis and that the Action has no merit. A response to the complaint is due November 28, 2006. The Company intends to continue discussing an informal resolution. While the Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome based on the early stage of the dispute, the positions taken by Pangaea and the inherent uncertainties of litigation.

In October 2006, the Company's Board of Directors authorized stock-based compensation to an employee in the amount of $100,000 as a final payment per the earn-out provision from the 2004 acquisition of AMR Networks and the original 30,000 shares of common stock still held in escrow by the Company pursuant to the earn-out provision under the original acquisition agreement will be returned to the Company.  The number of shares will be determined on the actual date of the grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2006 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.  Depending upon the context, the terms DynTek, “we,” “our,” and “us,” refers to either DynTek alone, or DynTek and its subsidiaries.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performance or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  See below, and a discussion of such risks and factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission.  Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “endeavor,”  “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Readers should carefully review those risks, as well as additional risks described in this report and other documents we file from time to time with the Securities and Exchange Commission.  Potential risks and uncertainties include, among other things, such factors as:

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

•                  Our ability to finance and sustain operations, including the ability to fund, maintain, replace and/or extend the Senior Notes and/or Junior Notes, when due, respectively, or to replace such instruments with alternative financing;

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

Business Overview

DynTek, Inc. provides professional information technology (“IT”) services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions. We operate our business primarily through our subsidiary, DynTek Services, Inc. and our Canadian subsidiary DynTek Canada, Inc.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Three Months Ended Sept. 30,
	2006	2005
Product Revenue	77%	69%
Service Revenue-Information Technology	23%	27%
Service Revenue-Business Process Outsourcing	—%	4%

Cost of Products	87%	88%
Cost of Service-Information Technology	71%	69%
Cost of Service-Business Process Outsourcing	—%	18%

Gross profit	17%	18%

SG & A	18%	20%

Loss from continuing operations	(12)%	(8)%
Gain (loss) from discontinued operations	—%	1%
Net income (loss)	(12)%	(7)%

Three months ended September 30, 2006 and September 30, 2005

Revenues.  For the three months ended September 30, 2006, our revenues decreased to approximately $21,777,000 from approximately $23,435,000 for the three months ended September 30, 2005. The decrease, which amounts to $1,658,000 or 7%, is principally attributable to the winding down of activities in our former Business Process Outsourcing of $985,000 and a decline of $673,000 in our IT solutions business.

Our product sales increased from $16,155,000 during the three months ended September 30, 2005 to $16,783,000 during the three months ended September 30, 2006.  This $628,000, or 4% increase resulted primarily from the increase in product sales within our educational markets.

Our services revenues decreased from $7,280,000 during the three months ended September 30, 2005 to $4,994,000 during the same period in 2006.  This $2,286,000, or 31% decline, is attributable to reduced services on commercial accounts within our Southwest Region and curtailed government revenues within the Southeast region, while $985,000 of the decline is the loss of the Business Process Outsourcing business.

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries.  For the three months ended September 30, 2006, 38% of our revenues were derived from commercial clients, compared to 41% from government agencies and 21% from educational institutions.  For the three months ended September 30, 2005, 50% of our revenues were derived from commercial clients, compared to 38% from government agencies and 12% from educational institutions.

Gross profit.  Gross profit decreased from $4,114,000 in the quarter ended September 30, 2005 to $3,616,000 in the quarter ended September 30, 2006, a decrease of 12%.  Gross margin declined slightly from approximately 18% in the quarter ended September 30, 2005 to approximately 17% for the same period in 2006.  Despite the drop in gross profit and gross margin caused by reduced sales, our services margin remained approximately the same at 29% for the two comparative periods while our product margins improved slightly from 12% to 13% as a result of qualifying for certain vendor rebate programs. We will continue to focus on improving our overall level of service utilization with respect to consultants throughout the company, and a greater mix of higher-end services.  We continue to expect product margins to be subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide.  We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure.  There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses.  General and administrative expenses decreased to approximately $1,343,000 for the three months ended September 30, 2006, from approximately $1,434,000 for the three months ended September 30, 2005.  As a percent of revenues, general and administrative expenses remained unchanged between the two periods at approximately 6%; however, during the period ended September 30, 2006, two non-employee board members were provided in the aggregate $328,000 in non-cash stock based compensation expense comprised of $40,000 in stock grants and $288,000 in fully vested, stock option grants, the value for which was calculated using a black scholes pricing model on the fair value of the options on the date granted. A similar charge was not incurred during the same period in 2005 and therefore the decrease in general and administrative expenses realized during the September 2006 period compared to 2005 excluding the stock-based compensation expense was approximately $419,000; a result of restructuring and cost reduction programs implemented in fiscal year 2005.

Selling costs decreased to approximately $2,593,000 for the three months ended September 30, 2006 from $3,176,000 in the three months ended September 30, 2005.  During the period ended September 30, 2006, a $200,000 stock based compensation expense was incurred for a stock grant issued in July 2006.  During the period ended September 30, 2005, a $205,000 charge was incurred for the accelerated vesting of employee stock options issued primarily to sales personnel. The 18% decrease in selling expenses realized during the September 2006 period compared to 2005 is primarily the result of restructuring and personnel cost reduction implementations made in 2005.

As a percentage of total revenues, the aggregate selling, general and administrative expenses were 17.9% during the three months ended September 30, 2006, compared to 19.7% for the same period ended September 30, 2005.

Depreciation and amortization expense.  Depreciation and amortization expense decreased to approximately $693,000 for the three-month period ended September 30, 2006, from approximately $730,000 during the same period in the prior year.  The decrease is primarily due to certain customer lists of prior acquisitions having been fully amortized.

Interest expense.  Interest expense for the three months ended September 30, 2006 increased to $1,554,000, as compared to $734,000 for the three months ended September 30, 2005.  The increase is primarily due to significantly higher non-cash interest for the period ended September 30, 2006 approximately $1,150,000 compared to only $185,000 for the period ended September 30, 2005. Amortization on the debt discounts on the Senior Notes was approximately $421,000 with approximately $191,000 of non-cash interest related to the fair value of the issuable Senior Note warrants in excess of the carrying value of the Notes.  The non-cash interest amortization on the debt discounts on the Junior Notes was approximately $172,000. Fees incurred on the APA and APLA agreements were approximately $395,000. On September 30, 2006, the Company elected to pay in kind the interest on the Senior Notes of approximately $193,000 and $150,000 on the Junior Notes. Amortization of deferred financing fees amounted to approximately $23,000.

Net loss.  Our net loss for the three months ended September 30, 2006 was $2,584,000 compared to a net loss of $1,682,000 for the three months ended September 30, 2005.  Loss from operations during the three months ended September 30, 2006 includes depreciation and amortization expense of $693,000, non-cash stock based compensation expense of $528,000, and interest expense of $1,554,000 (including non-cash interest of $1,150,000).  Loss from operations during the three months ended September 30, 2005 includes depreciation and amortization expense of $730,000, non-cash stock based compensation expense of $205,000, and interest expense of $734,000 (including a non-cash portion of $185,000).

Discontinued Operations.  There was no income from discontinued operations for the three months ended September 30, 2005 compared to income of $216,000 for the three months ended September 30, 2005.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

	(Dollars in thousands)
	As of Sept. 30, 2006	As of June 30, 2006

Cash and cash equivalents	$3,750	$1,190

Working capital	$2,528	$43

Current ratio	1.38:1	1.01:1

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the three months ended September 30, 2006, we used approximately $171,000 of cash in our operating activities.

We incurred a net loss of $2,584,000 for the three months ended September 30, 2006, which includes $2,371,000 of non-cash charges resulting from $693,000 of depreciation and amortization, $528,000 in non-cash stock compensation expense, and $1,150,000 in non-cash interest charges.

At September 30, 2006, the Company had working capital of approximately $2,528,000 as a result of the Company entering into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) on September 26, 2006 with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000.  Proceeds from the additional Junior Note were used to fund two acquisitions and for general working capital.

On October 6, 2006, the Company entered into an Asset Purchase Agreement with TekConnect, Inc pursuant to Section 363 of the United States Bankruptcy Code, for substantially all of its assets.  In consideration for the Purchased Assets, the Company agreed to pay the Seller at closing a cash payment of $400,000.

On October 27, 2006, the Company, through its wholly-owned subsidiary DynTek Canada, entered into an Asset Purchase Agreement with SSS and Paul Saucier whereby it agreed to purchase substantially all of the assets of SSS. In consideration for the purchased assets, the Company agreed to pay SSS at closing a cash payment of $1,200,000 and 1,485,148 shares of the Company’s common stock, based upon a per share value of $0.202.

In the future, we may continue to expand the scope of our product and services offerings by pursuing acquisition candidates with complementary technologies, services or products.  Should we commence such acquisitions, we believe that we would finance the transactions with a combination of our working capital, the issuance of additional equity securities, or the issuance of additional debt instruments.    There can be no assurance, however, that we will be successful in identifying appropriate acquisition candidates or that, if appropriate candidates are identified, that we will be successful in obtaining the necessary financing to complete the acquisitions.

In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants.

Contractual Obligations

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Non-Convertible Debt Obligations	7,123	—	—	7,123	—
Convertible Debt Obligations	7,287	—	—	7,287	—
Operating Lease Obligations	1,534	603	811	120	—
Total	$15,944	$603	$811	$14,530	$—

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

Recent Changes in Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.” SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the provisions of this statement prospectively to new instruments.

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

In September 2006, the FASB issued Statement of Financial Accountings Standards No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

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

Our acquisition of Sensible Security Solutions, Inc. in October of 2006 significantly increases our presence in the Canadian market and creates greater exposure to foreign currency rate fluctuations.  We do not expect this exposure to be significant.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

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

The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. We have experienced employee turnover in our accounting department including the position of Chief Financial Officer. As a result, we have experienced difficulty with respect to our ability to record, process and summarize all of the information that we need to close our books and records on a timely basis and deliver our reports to the Securities and Exchange Commission within the time frames required under the Commission’s rules. We also need to increase the size of our staff and review assignments within our accounting department to ensure we have adequate segregation of duties.

We have also identified a specific material weakness in our ability to ensure that the accounting for our equity-based transactions is accurate and complete. Historically, we have entered into various forms of complex equity transactions involving the application of specialized accounting principles. The equity based transactions that we consummated specifically relate to stock based compensation arrangements, issuances of complex instruments in financing transactions, modifications to embedded and free standing derivatives and settlements of debt for equity. We believe that equity transactions we completed in connection with our financial restructuring are unique and occurred as a result of the fact that our liquidity was highly constrained. Although we believe that these events are unique and that our equity based transactions in the future are likely to be reduced, we are evaluating certain corrective measures to provide us with the structure we need at such times that we may engage in equity based transactions. These measures could include seeking the assistance of outside specialists with expertise in these areas.

We believe these material weaknesses have resulted from liquidity constraints that caused us to focus on using our resources to implement a financial and operational restructuring plan. We have recently made substantial changes to our operating and capital structure and intend to take corrective measures after we finish evaluating our existing capabilities, the resources we have and resources we may need to make available to effectuate corrective measures.

We believe that any such risks that may have been created as a result of these material weaknesses are partially mitigated by the fact that we have minimal assets that are subject to the risk of misappropriation. In addition, activities during our most recent reporting periods have been regularly reviewed and approved by our Chief Executive and Chief Financial Officers. However, we acknowledge that additional control procedures are necessary to ensure that our all of our transactions are properly recorded, our assets are appropriately safeguarded and that we can close and report our results within the time frames required by the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about October 30, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint does not specify the amount of damages sought, but Pangaea has demanded in excess of $2,500,000 in preliminary communications with the Company’s counsel. The Company contends that this demand is without factual or legal basis and that the Action has no merit. A response to the complaint is due November 28, 2006. The Company intends to continue discussing an informal resolution. While the Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome based on the early stage of the dispute, the positions taken by Pangaea and the inherent uncertainties of litigation.

ITEM 6.  EXHIBITS

(a)	Exhibits.

	10.1	Asset Purchase Agreement, dated October 27, 2006, by and among the Company, DynTek Canada, Sensible Security Solutions Inc. and Paul Saucier.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNTEK, INC.

By:	/s/ Casper W. Zublin Jr.
Casper W. Zublin Jr.
Chief Executive Officer

Date: November 20, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated October 27, 2006, by and among the Company, DynTek Canada, Sensible Security Solutions Inc. and Paul Saucier.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.