Form 10-Q
period 2006-12-31
DYNTEK INC
filed 2007-02-20
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2006

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

Yes  ☐  No  ☒

As of February 20, 2007, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value, was 58,187,640.

DYNTEK, INC. AND SUBSIDIARIES

1. PART 1 — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$466	$546
Cash — Restricted	614	644
Accounts receivable, net	1,769	1,881
Due from NETF	2,963	2,817
Inventory	53	193
Prepaid expenses and other current assets	324	101
Other receivables	137	118
TOTAL CURRENT ASSETS	6,326	6,300

RESTRICTED CASH — non current portion	300	559

PROPERTY AND EQUIPMENT, net	777	763

GOODWILL	18,752	18,767

ACQUIRED CUSTOMER LISTS, net	4,260	2,722

DEFERRED FINANCING COSTS, net	284	304

DEPOSITS AND OTHER ASSETS	558	273
	$31,257	$29,688
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash overdraft	$261	$168
Accounts payable	2,302	2,090
Accrued expenses	2,042	2,705
Acquisition indebtedness	223	—
Deferred revenue	1,631	1,036
Current liabilities of discontinued operations	258	258
TOTAL CURRENT LIABILITIES	6,717	6,257

DEFERRED REVENUE — non current portion	247	529
NOTES PAYABLE	6,542	2,021
TOTAL LIABILITIES	13,506	8,807

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2006 and June 30, 2006, respectively	—	—
Class A Common stock, $.0001 par value, 450,000,000 shares authorized; 58,187,640 and 55,180,586 shares issued and outstanding as of December 31, 2006 and June 30, 2006, respectively	6	6
Additional paid-in capital	148,873	146,783
Accumulated other comprehensive income — foreign currency translation	(73)	—
Accumulated deficit	(131,055)	(125,908)
TOTAL STOCKHOLDERS’ EQUITY	17,751	20,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,257	$29,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
REVENUES:
Product Revenues	$12,353	$12,428	$29,136	$28,583
Service Revenues	6,170	6,416	11,164	13,696
Total revenues	18,523	18,844	40,300	42,279

COST OF REVENUES:
Cost of products	10,437	11,039	25,032	25,191
Cost of services	4,363	4,616	7,929	9,785
Total cost of revenues	14,800	15,655	32,961	34,976
GROSS PROFIT	3,723	3,189	7,339	7,303

OPERATING EXPENSES:
Selling	2,640	3,000	5,233	6,176
General and administrative	1,033	1,051	2,376	2,485
Depreciation and amortization	679	650	1,372	1,380
Total operating expenses	4,352	4,701	8,981	10,041

LOSS FROM OPERATIONS	(629)	(1,512)	(1,642)	(2,738)

OTHER INCOME (EXPENSE):
Gain on marketable securities	—	—	—	54
Interest expense	(1,936)	(2,759)	(3,490)	(3,493)
Other income (expense)	(14)	1	(12)	—
Interest income	16	15	35	24
Total other income (expense)	(1,934)	(2,744)	(3,467)	(3,415)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(2,563)	$(4,256)	$(5,109)	$(6,153)
INCOME TAX	—	—	38	—
LOSS FROM CONTINUING OPERATIONS	(2,563)	(4,256)	(5,147)	(6,153)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	—	—	—	216

NET LOSS	$(2,563)	$(4,256)	$(5,147)	$(5,937)

NET LOSS PER SHARE: Basic and Diluted
Continuing Operations	(.05)	(.05)	(.09)	(.09)
Discontinued Operations	—	—	—	—
	$(.05)	$(.05)	$(.09)	$(.09)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION — Basic and Diluted	57,714,466	8,116,464	57,153,408	7,882,363

NET LOSS	$(2,563)	$(4,256)	$(5,147)	$(5,937)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation gain	(85)	—	40	—

COMPREHENSIVE LOSS	$(2,648)	$(4,256)	$(5,107)	$(5,937)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(5,147)	$(6,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,372	1,380
Non-cash interest	2,688	2,371
Stock-based compensation	676	205
Gain in marketable securities	—	(54)
Changes in operating assets and liabilities:
Accounts receivable	112	14,814
Due from NETF	(146)	(1,214)
Inventory	140	1,090
Prepaid expenses and other current assets	(223)	12
Other receivables	(19)	(511)
Deposits and other assets	(285)	(68)
Accounts payable	211	(4,248)
Deferred revenue	(228)	344
Accrued expenses	(662)	(1,043)
Restricted cash	289	(918)
Total adjustments	3,925	12,078
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(1,222)	5,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from disposition of marketable securities	—	54
Cash paid for acquisitions	(1,576)	(2,530)
Capital expenditures	(161)	(173)
NET CASH USED IN INVESTING ACTIVITIES	(1,737)	(2,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	93	(967)
Proceeds from debt financing	3,000	2,500
Deferred financing costs	(26)	(371)
Net proceeds under line of credit	—	(4,697)
Exercise of options and warrants	1	—
Purchase of Treasury stock, net	(108)	—
Principal payments	—	(605)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,959	(4,140)
CASH FLOWS OF DISCONTINUED OPERATIONS:
Operating cash flows	—	145
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	145
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(80)	—
NET INCREASE (DECREASE) IN CASH	(79)	(719)
CASH AT BEGINNING OF PERIOD	546	963
CASH AT END OF PERIOD	$466	$244

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share data)

	Six Months Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$745	$558

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Acquisition of Sensible Security Solutions, Inc. in 2006:
Fixed assets	70	—
Accounts receivable	32	—
Intangible assets customer list	1,534	—
Non cash consideration	(300)	—
Contingent consideration	(223)	—
Cash paid to acquire businesses	1,113	—

Acquisition of TekConnect Inc. in 2006:
Intangible assets customer list	1,003	—
Deferred Revenue (contract obligations)	(540)	—
Cash paid to acquire businesses	463	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

2.              LIQUIDITY AND FINANCIAL CONDITION

The Company provides professional information technology (“IT”) solutions and sales of related products and services to mid-market commercial businesses, state and local government agencies, and educational institutions.  During the six months ended December 31, 2006, the Company incurred a net loss of $5,147,000, which includes $4,736,000 of non-cash charges resulting from $1,372,000 of depreciation and amortization; $676,000 in stock-based compensation; and $2,688,000 in non-cash interest charges.  At December 31, 2006, the Company had a working capital deficiency of approximately $391,000.

As described in Note 6, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) on September 26, 2006 in which the Company issued to Trust A-4 — Lloyd I. Miller a Junior Secured Convertible Note in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially the same terms set forth in the Junior Note and the Additional Junior Note (both of which are defined herein) with the additional collateralization of 66% of the Company’s assets and stock of its wholly-owned Canadian subsidiary.  The proceeds of the Third Junior Note are being used to finance acquisitions and for general corporate purposes.

On October 6, 2006, the Company utilized a portion of the proceeds from the Third Junior Note to enter into Asset Purchase Agreement for substantially all of the assets of TekConnect, Inc.  In consideration for the purchased assets, the Company paid to sellers $400,000 at closing, incurred $63,000 of direct acquisition costs and assumed $540,000 pre-existing contract obligations.

The Company also utilized a portion of the Third Junior Note on October 27, 2006, when the Company, DynTek Canada, an Ontario corporation and wholly-owned subsidiary of the Company (“DynTek Canada”), Sensible Security Solutions, Inc., an Ontario corporation (“SSS”), and Paul Saucier, an individual and 100% owner of SSS, entered into an Asset Purchase Agreement for substantially all of the assets of SSS.  In consideration for the purchased assets, the Company agreed to pay SSS at closing a cash payment of $1,063,000 and 1,485,148 shares of the Company’s common stock based upon the per share fair value in accordance with EITF 99-12. Additional fees in connection with the acquisition of approximately $50,000 were also paid. In addition, the Company has agreed to make additional payments over a three-year period based upon the achievement of certain EBITDA performance targets.  Such payments will be paid using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash (see Note 4). For the period ended December 31, 2006, the earn-out provision was estimated to be $222,926 based upon achieved EBITDA performance targets and classified as a current liability in accordance with SFAS No. 150. The Company intends to distribute payment, half to be paid in cash and half to be issuable in shares of the Company’s common stock at a price of $0.20 per share.

The Company experiences timing differences in its operating cash flows resulting from the fact that much its revenues are earned near the end of each quarter and its operating expenses are incurred evenly throughout the period. The Company also experiences slow collection cycles with respect to customers that are educational and government institutions, which has been a growth area of the business.  Although the Company has experienced low rates of uncollectible accounts, many of its customers pay beyond their terms.

Slow collections have caused the Company to incur higher fees under its accounts receivable and product financing arrangements with New England Technology Finance, LLC (“NETF”) (see Note 7).   Although the Company uses its facility with NETF to better manage the timing differences in its operating cash flows, accounts receivable due from customers under its newly acquired Canadian business are currently ineligible for transfer. These circumstances have caused the Company to experience additional constraints on its liquidity, which are likely to continue until such time that the acquired business is fully integrated.

Although the Company has made substantial efforts to accelerate collections under its Company wide operations, slow collection cycles, ongoing timing differences and efforts to integrate acquired businesses could cause the Company to seek additional outside financing.

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

The Company may continue to expand the scope of its products and services offerings by pursuing acquisition candidates with complementary technologies, services or products. The Company would finance such acquisitions (if made) by using its own working capital and/or issuing additional debt and equity securities. There can be no assurance, however, that the Company will identify appropriate acquisition candidates or that, if appropriate candidates are identified, that it will be successful in obtaining the financing needed to complete the acquisitions.

In the event of any additional financing, any equity financing would likely result in dilution to our existing stockholders and any debt financing may include restrictive covenants.

In January 2007, the Company received a comment letter on a Registration Statement on Form S-1 indicating that the Company may have violated Section 5 of the Securities Act in connection with its issuance of the Third Junior Note to the Junior Lender (Note 6).  An investor’s remedy for violations of Section 5 of the Securities Act could include making a demand for a rescission of the investment.  While the Company believes that its issuance of these securities was in compliance with Section 5 and any other applicable regulations, it nonetheless requested and received from the Lenders, waivers and releases of any rescission rights in connection with any such potential Section 5 violation. The Company obtained such waivers on February 2, 2007. Accordingly, the Company has continued to classify the obligations under the notes as non-current liabilities in the accompanying balance sheet.

The Company believes that it has sufficient liquidity to sustain the business through January 31, 2008, however, there can be no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.  For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.  In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis.  For the six months ended December 31, 2006 and 2005 respectively, no revenues were recognized on a net basis.

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

C.             Cash and Cash Equivalents — The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

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

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables to NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements (see Note 7).

E.              Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

F.              Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, convertible debt, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.  The aggregate number of potential common stock equivalents outstanding as of December 31, 2006 is as follows:

	As of December 31,
	2006	2005
Common stock	58,187,640	8,116,464
Warrants	34,373,473	2,349,047
Options	10,107,064	360,429
Convertible debt	37,723,382	2,410,565
	140,391,559	13,236,505

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

H.            Stock Based Compensation — Effective July 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.  Consequently, during the six months ended December 30, 2005, the Company recognized $205,000 in expenses, which represents the fair value of stock option awards that the Company elected to accelerate vesting during that period.  During the six months ended December 31, 2006, the Company recognized $676,000 in expenses, which includes $240,000 for the fair value of stock option awarded to two non-employee board members; $40,000 of stock grants awarded to two non-employee board members, and a $200,000 stock grant to a key employee.

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

M.         Advertising Costs - Costs related to advertising and promotions of services are charged to sales operating expense as incurred. Advertising expense amounted to approximately $48,100 and $95,900 for the six months ended December 31, 2006 and 2005 respectively. These expenses are included in selling expenses in the accompanying statements of operations.

N.            Shipping and Handling Costs - The Company accounts for shipping and handling costs as a component of “Cost of Product Revenues.” These costs are primarily the direct freight costs related to the “drop shipment” of products to the Company’s customers. Shipping and handling costs amounted to approximately $59,800 and $256,800 for the six months ended December 31, 2006 and 2005, respectively.

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

P.              Registration Rights - The Company accounts for registration rights as separate derivative instruments in accordance with “View C” of EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company is currently subject to registration rights agreements entered into concurrently with the debt obligations described in Note 6, which provide for stock based liquidated damages to be paid to such note holders in the event of the Company’s failure to comply with the registration rights agreements. The potential number of shares issuable as liquidated damages under this agreement is fixed and determinable. The fair value of the liquidated damage provision is insignificant to the Company’s financial statements.

Q.            Foreign Currency - The consolidated financial statements are presented in United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of DynTek Canada, Inc., the Company’s Canadian Subsidiary is the Canadian dollar.  Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gain or losses arising on foreign currency transactions are included in the determination of operating results. The effect of foreign currency transaction adjustments was approximately $13,500 for the period ended December 31, 2006.

R.             New Accounting Standards

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustments if either method indicates a material error.  If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.              BUSINESS ACQUISITION

Sensible Security Solutions, Inc

On October 27, 2006, the Company, DynTek Canada, an Ontario corporation and wholly owned subsidiary of the Company (“DynTek Canada”), Sensible Security Solutions, Inc., an Ontario corporation (“SSS”), and Paul Saucier, an individual and 100% owner of SSS, entered into an Asset Purchase Agreement for the acquisition by DynTek Canada of substantially all of the assets of SSS. SSS provides major Canadian organizations, both in the private and public sector, with the design and implementation of comprehensive, enterprise-level anti-virus solutions. The Company acquired SSS because it was aligned with the Company’s existing core securities practice, provides a greater density within its Canadian region, and provides for a more comprehensive delivery of its service support coast to coast.

 In consideration for the purchased assets, the Company paid SSS at closing a cash payment of $1,063,000 and 1,485,148 shares of the Company’s common stock based upon the per share fair value in accordance with EITF 99-12. Additional fees in connection with the acquisition of approximately $50,000 were also paid.

The Company is obligated to make additional payments of up to $4,700,000 over a three-year period based upon the achievement of certain EBITDA performance targets. Such payments will be paid quarterly for the first year of the earn-out and annually for each of the next two years using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash. Earn-out awards will be calculated, subject to adjustment, based upon the cumulative effect of achieved EBITDA performance targets during the applicable earn-out period.  Determination and notification of the EBITDA Earn-out shall be provided to SSS within 45 days after the end of each earn-out period. Progressive cash payments and/or stock issuances are due within 15 days of the notification of the EBITDA Earn-out.  Earn-out shares issued are to be held in escrow by the Company until the final annual EBITDA Earn-out provision is determination. SSS is obligated to repay over payments made by the Company with respect to the cumulative effect of achieved annual EBITDA performance; however, the repayment obligation may be satisfied in either cash or the return of earn-out shares at the sole discretion of SSS and in no event shall the repayment obligation exceed the number of Earn-out shares issued by the Company, in the event that Paul Saucier, the former owner of SSS, is terminated by the Company without cause, the Company will be required to pay to SSS pursuant to the earn-out an amount equal to $3.6 million, less the aggregate purchase price previously paid to SSS as of the date of termination.  In addition, if the total of the earn-out payments would exceed $3.6 million, then the Company will be required to continue payments under the earn-out in accordance with the Asset Purchase Agreement (see Note 10).

For the period ended December 31, 2006, the Earn-Out provision was estimated to be $222,926 based upon achieved EBITDA performance targets.  The Company intends to distribute payment, half to be paid in cash and half to be issuable in shares of the Company’s common stock at a price of $0.20 per share.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	$1,063
Common stock	300
Earn-Out Cash	223
Transaction expenses	50
Total consideration	$1,636
Allocation of Purchase Price:
Fair value of tangible assets:
Accounts receivable	32
Property and equipment	70
Total tangible assets	102
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	1,534
Fair value of assets acquired	$1,636

The increase in the value of intangible assets (customer list) of approximately $1,534,000 will be amortized over a three year period. The valuation of the customer list is based upon the best available information to the Company at this time. The Company plans to further analyze the valuation of the customer list associated with the SSS acquisition including seeking a valuation by an independent third party.

As of October 27, 2006, SSS results of operations are being consolidated with the Company’s results of operations. The following unaudited pro-forma information reflects the results of continuing operations of the Company as though the acquisition of SSS had been consummated as of the beginning of the period presented (in thousands):

	For the Three Months ended December 31		For the Six Months ended December 31
	2006	2005	2006	2005
Revenue	$18,523	$19,012	$41,313	$43,227
Net Loss	(2,563)	(4,343)	(3,208)	(3,922)
Net Loss per share	$0.04	$0.54	$0.09	$0.75

TekConnect

On October 6, 2006, the Company utilized a portion of the proceeds from the Third Junior Note to enter into Asset Purchase Agreement for substantially all of the assets of TekConnect, Inc., a privately-held educational technology integration and consulting firm. In consideration for the purchased assets, the Company paid to sellers $400,000 at closing, incurred $63,000 of direct acquisition costs and assumed $540,000 pre-existing contract obligations.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	400
Transaction expenses	63
Total consideration	$463
Allocation of Purchase Price:
Fair value of liabilites assumed:
Liabilities assumed
Deferred Revenue	540
Total liabilities assumed	540
Net liabilities assumed	(540)
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	1,003
Fair value of assets acquired	$463

As of October 6, 2006, TekConnect results of operating are being consolidated with the Company’s results of operations. The increase in the value of intangible assets (customer list) of approximately $1,004,000 will be amortized over a three year period.

5.                      RESTRICTED CASH

Restricted cash includes cash received in connection with maintenance agreements that is restricted until the related revenue is earned and recognized under the terms of the respective agreements, which are three years.  The Company classified $614,000 as a current asset and $300,000 as a non-current asset, which represents the amount of cash that will become available to the Company under portions of the contracts that expire during and subsequent to the next twelve months, respectively.

6.             NOTES PAYABLE

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

The Company may prepay the Senior Notes at 105% of the aggregate unpaid principal and interest at any time prior to their maturity. The Senior Notes are also subject to mandatory prepayment at 105% of the aggregate unpaid principal and interest in the event of a change in control, as defined. The Company is also required to prepay the Senior Notes upon the occurrence of a substantial asset sale in an amount equal to 50% of the gross proceeds received in such asset sale plus a penalty equal to 2% of the prepayment amount. Pursuant to the terms of the note purchase agreement, substantial asset sales are defined as any single asset sale resulting in gross proceeds of $100,000 or any series of assets sales occurring during a twelve month period resulting in gross cumulative proceeds of $100,000 or more. Change in control events described in the note purchase agreement require approval by the Board of Directors prior to being submitted to a vote of the Company’s shareholders. Accordingly, the redemption provision is not within the control of the Senior Note holders.

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

On May 5, 2006, the Company completed a second closing of the March 8, 2006 private placement in which 5,729,520 shares of common stock and warrants to purchase an aggregate of 1,145,904 shares of common stock at an exercise price of $0.20 per share were issued. The Company also issued to the placement agent in this transaction, warrants to purchase 1,145,904 shares of common stock as compensation for services rendered. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 1,992,814 shares to an aggregate of up to 15,851,842 shares. The fair value of the additional Senior Warrants, which amounted to $850,483, is being amortized over the remaining term of the Senior Notes.

On June 6, 2006 the Company, immediately following the completion of its 1 for 10 reverse stock split, issued 13,046,574 shares to the Bridge Note holders. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 3,241,284 shares to an aggregate of up to 19,093,126 shares. The fair value of the additional Senior Warrants, which amounted to $1,286,480, is being amortized over the remaining term of the Senior Notes.

On June 15, 2006, the Company issued an additional Junior Secured Convertible Note to Trust A-4 — Lloyd I. Miller (“the Junior Lender”) in the aggregate principal amount of $1,000,000 (the “Additional Junior Note”) with substantially identical terms to the Junior Note issued on March 8, 2006 (see discussion regarding “Junior Notes” below).  The Additional Junior Note is convertible into 5,000,000 shares of the Company’s common stock. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 1,242,197 shares to an aggregate of up to 20,335,323 shares. The fair value of the additional Senior Warrants, which amounted to $344,990, is being amortized over the remaining term of the Senior Notes.

On June 30, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $136,932 for the period ended June 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 684,658 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 170,096 shares to an aggregate of up to 20,505,419 shares. The fair value of the additional Senior Warrants, which amounted to $28,587, is being amortized over the remaining term of the Senior Notes.   On June 30, 2006, the Company elected to pay interest on the Senior Notes in kind and recorded an aggregate interest charge of $230,186 for the period ended June 30, 2006 which was added to the principal amount of the notes.

On July 1, 2006, each of the two non-employee directors of the Company received a stock grant for 117,647 shares of our common stock, which is equal to $20,000 divided by the closing price of our common stock as reported on the Over the Counter Bulletin Board on June 30, 2006, which was equal to $0.17 per share. Also on July 1, 2006, Mr. Ron Ben-Yishay received a stock grant for 1,176,471 shares of our common stock, which is equal to $200,000 divided by $0.17 per share.  On July 1, 2006 the Company (under its 2005 Plan) granted to two non-employee directors, options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share that have a five year term. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 872,461 shares to an aggregate of up to 21,377,880 shares. The fair value of the additional Senior Warrants, which amounted to $155,283 and $6,383,751 in the cumulative, is being amortized over the remaining term of the Senior Notes.

On September 26, 2006, the Company issued another Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) with substantially identical terms to the Junior Note (as defined below) and the Additional Junior Note.  The Third Junior Note is convertible into 15,000,000 shares of the Company’s common stock. Accordingly, the net number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 3,592,975 shares to an aggregate of up to 24,970,855 shares. The fair value of the additional Senior Warrants amounted to $481,528; however the cumulative total of the debt discount per the issuable Senior Warrants connected with the Senior Notes is limited to the carrying value of the notes, therefore $316,249, or a cumulative of $6,700,000 is being amortized over the remaining term of the Senior Notes and $165,279 is a direct charge against non-cash interest expense.

On September 30, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $150,585 for the period ended September 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 752,927 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 187,057 shares to an aggregate of up to 25,157,912 shares. The fair value of the additional Senior Warrants amounted to $26,923 and is being charged directly to interest expense.

As of September 30, 2006, the fair value of the 19.9% Senior Warrants was approximately $6,892,000, however, such discount is limited to the carrying value of the note. Therefore, only $6,700,000 was recorded as a discount and approximately $192,000 was charged directly as a component of interest expense. Prospectively, any charges incurred due to events causing an increase in the amount of warrants issuable to the Senior Note warrant holders will be charged directly as a component of interest expense.

On October 27, 2006, the Company entered into an Asset Purchase Agreement with SSS.  As part of the consideration, the Company issued to SSS, and Paul Saucier, an individual, 1,485,148 shares of the Company’s common stock, based upon a per share value of $0.202.  Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 368,969 shares to an aggregate of up to 25,526,881 shares. The fair value of the additional Senior Warrants amounted to $88,373 and is being charged directly to interest expense.

On December 14, 2006, at the Annual Meeting of Stockholder, the Company’s stockholders voted to approve the Company’s 2006 Nonqualified Stock Option Plan (the “2006 Plan”) which provides for the grant of nonqualified stock options to members of the Board, employees and consultants.  The stockholders’ approval of the 2006 Plan resulted in the grant of Board-approved options to purchase an aggregate of grants of 7,805,000 shares thereunder.  Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 1,932,088 shares to an aggregate of up to 27,458,969 shares. The fair value of the additional Senior Warrants amounted to $298,490 and is being charged directly to interest expense.

On December 19, 2006, the Company entered into a satisfaction and release agreement to terminate the earn-out payment obligations under the Asset Purchase Agreement entered into between the Company and AMR Networks, LLC in exchange for issuing shares of the Company’s common stock having a value of $100,000.  The company issued 677,966 shares of common stock of $0.147 based on the average trading price for the proceeding 15 day period The Company also retired 30,000 that were originally issued and held in escrow pursuant to the earn-out provision in the original agreement. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon their exercise was increased by 159,506 shares to an aggregate of up to 27,618,475 shares. The fair value of the additional Senior Warrants amounted to $22,254 and is being charged directly to interest expense.

On December 31, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $257,160 for the period ended December 31, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 1,285,798 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 319,443 shares to an aggregate of up to 27,937,919 shares. The fair value of the additional Senior Warrants amounted to $47,763 and is being charged directly to interest expense.

On December 31, 2006, the Company elected to pay interest on the Senior Notes in kind and recorded an aggregate interest charge of $197,474 for the period ended December 31, 2006 accreting the principal amount of the notes to $7,319,807.

As of December 31, 2006, the amortization of the debt discount in connection with the Senior Note Senior Warrants for the six month period ended December 31, 2006 amounted to $853,335 which discount is a component of interest expense in the accompanying statement of operations. The aggregate expense with respect to the incremental number of shares issuable under the Senior Warrants that was not recorded as additional note discount amounted to $648,163 during the six months ended December 31, 2006.

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

On June 15, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $1,000,000 (the “Additional Junior Note”) on substantially similar terms set forth in the Junior Note. Thus, the interest rate for the Additional Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning June 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Additional Junior Note during the period that the Company continues such election. The Additional Junior Note may be converted into common stock at any time at the election of the holder at a conversion price of $0.20 per share of common stock. A portion of the proceeds from the issuance of the Additional Junior Note were used to purchase certain assets primarily consisting of a customer list from the Long Island Division of TekConnect Corporation, (“TekConnect”), and the remaining proceeds are being used for general corporate purposes. The Junior Note issued to the Junior Lender is convertible into 5,000,000 shares of common stock of the Company, assuming the interest thereunder is paid in cash. The Company recorded a $400,000 discount against the principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.08 per share as of June 15, 2006 multiplied by 5,000,000 shares issuable upon conversion. The discount of $400,000 is being amortized over the remaining term of the note.

On June 30, 2006, the Company elected to pay interest on all the Junior Notes in kind and recorded an aggregate interest charge of $136,932 for the period ended June 30, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 684,658 shares of the Company’s common stock. The Company did not record an additional discount because the trading price as of June 30, 2006 was below the conversion price.

On September 26, 2006, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially similar terms set forth in the Junior Note and the Additional Junior Note. Thus, the interest rate for the Third Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning September 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Third Junior Note during the period that the Company continues such election. The Third Junior Note may be converted into common stock at any time at the election of the holder at a conversion price of $0.20 per share of common stock as set on the commitment date of the note transaction. The conversion price was not beneficial because the fair value of the stock was less than the conversion price. A portion of the proceeds from the Third Junior Note were used to purchase substantially all of the assets of SSS, pursuant to an Asset Purchase Agreement dated October 27.  The Third Junior Note issued to the Junior Lender is convertible into 15,000,000 shares of common stock of the Company, assuming the interest thereunder is paid in cash.

On September 30, 2006, the Company elected to pay interest on all the Junior Notes in kind and recorded an aggregate interest charge of $150,585 for the period ended September 30, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 752,927 shares of the Company’s common stock. The Company did not record an additional discount because the trading price as of September 30, 2006 was below the conversion price.

On December 31, 2006, the Company elected to pay interest on all the Junior Notes in kind and recorded an aggregate interest charge of $257,160 for the period ended December 31, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 1,285,798 shares of the Company’s common stock. The Company did not record an additional discount because the trading price as of December 31, 2006 was below the conversion price.

The combined debt discount pursuant to the on the Junior Notes of March 8, 2006 and June 15, 2006 was $3,400,000. Amortization of the discount has accreted to $550,000 as of December 31, 2006 for which $342,000 is included as a component of interest expense in the accompanying statement of operations for the six months ended December 31, 2006.

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

In addition to the above, the Company is not precluded from issuing unregistered shares to the holders of the convertible notes or Senior Warrants in the event the holder elects to exercise these instruments prior to the time in which registered shares become available. In addition, the warrants do not feature any cash settlement alternatives that are within the control of the holder. Accordingly, the Warrants are classified as equity instruments in accordance with the provisions of EITF 00-19.

7.             DUE FROM NETF

On August 8, 2005, the Company entered into a series of related three-year agreements with New England Technology Finance, LLC (“NETF”), an affiliate of Global Technology Finance, which is a provider of structured financing solutions to technology companies that operates in partnership with Credit Suisse First Boston, CIT Group, Inc. and others, that together provided a new working capital credit facility. These agreements provide for NETF to purchase, eligible accounts receivable balances and to finance qualified product purchases (as defined). This facility is comprised of three components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF finances certain of the Company’s qualified product purchases in connection with consummating sales to customers and (2) an Asset Purchase Agreement (the “APA”), and (3) a Master Servicing Agreement (“MSA”).

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

Under the APA, the Company transfers eligible accounts receivable to NETF in exchange for advances of up to 80% of their gross amount.  NETF charges the Company fees (the “Discount Factor”) in an amount equal to the LIBOR rate plus 4% per annum on advances made at the time of the transfer. The Company also retains servicing rights under the MSA.

Under the terms of the MSA, the Company manages collections and other ongoing interactions with its customers in exchange for fees amounting to approximately 20% of the gross invoice amount. NETF settles fees payable to the Company under this arrangement net of the Discount Factor.

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

During the six month period ended December 31, 2006, the Company sold approximately $27,716,000 of its product revenue under the terms of the APLA agreement and approximately $9,372,000 of its service revenue under the terms of the APA agreement and incurred aggregate fees of approximately $765,100 which is included as a component of interest expense in the accompanying statement of operations.

8.              STOCKHOLDERS’ EQUITY

At June 30, 2006 there were 55,180,586 shares of the Company’s common stock issued and outstanding.

A reconciliation of the Company’s common shares issued and outstanding during the six month period from June 30, 2006 through December 31, 2006 is a s follows:

Summary Reconciliation of Shares Issued and Outstanding

as of December 31, 2006

Common Stock
Balance — June 30, 2006	55,180,586

Common stock issued to directors	235,294
Common stock issued to employee	1,176,471
Common stock issued to SSS	1,485,148
Common stock issued on AMR earn-out, net	647,966
Retirement of treasury stock	(537,825)

Balance — March 31, 2006	58,187,640

On July 1, 2006, the Company issued stock grants in the aggregate of 1,411,765 shares of common stock.  Two non-employee directors of the Company each received a stock grant for 117,647 shares of our common stock, which is equal to $20,000 divided by the closing price of our common stock as reported on the Over the Counter Bulletin Board on June 30, 2006, which was equal to $0.17 per share. Also on July 1, 2006, The Company granted 1,176,471 shares of its common stock to a Regional Vice President, which was equal to $200,000 divided by $0.17 per share.

On August 14, 2006, the Company repurchased 537,825 shares of stock held by an investor at a price of $0.20 per share.  These shares were retired by the written unanimous consent of the Board of Directors on December 29, 2006.

On October 27, 2006, the Company entered into an Asset Purchase Agreement with Sensible Security Solutions Inc.  As part of the consideration, the Company issued to SSS, and Paul Saucier, an individual, 1,485,148 shares of the Company’s common stock based upon the per share fair value in accordance with EITF 99-12 (see Note 4).

In October 2006, the Company entered into a satisfaction and release agreement to terminate the earn-out payment obligations owing under the Asset Purchase Agreement, which was previously entered into between the Company and AMR Networks, LLC (“AMR”).  In exchange for AMR’s agreement to enter into the satisfaction and release agreement, the Company agreed to issue AMR a total of $100,000 in common stock, based on the average trading price for the 15-day period preceding the issuance on December 19, 2006, which equaled $0.1475.  Thus, on December 19, 2006, the Company issued 677,966 shares of its common stock to AMR, and retired 30,000 shares that were originally issued and held in escrow pursuant to the earn-out provision in the original agreement.

9.              SHARE-BASED PAYMENT ARRANGEMENTS

1997 Plan

In November 1997 the Company’s Board of Directors authorized the adoption of the 1997 Stock Option Plan for non-employee Directors. The 1997 Plan provided for the grant of up to 30,000 stock options at an exercise price of 100% of the fair value of the Company’s common stock on the date of grant. During the six months ended December 31, 2006, all remaining options under this plan expired and no further grants will be made

2000 Plan

On August 14, 2000, the Company assumed the Data Systems Network Corp Stock Option Plan in connection with a business combination. Options granted under this Plan were either ISO’s or NSO’s. No further options may be granted under the Data Systems Plan. Options granted under this plan expire at various times until 2010. During the six months ended December 31, 2006, 177 options expired and options to purchase 5,764 shares of the Company’s Series A Preferred stock at an average exercise price of $22.95 per share remain outstanding. Each share of Series A Preferred issuable upon the exercise of these options is convertible into 2.5 shares of the Company’s common stock.

2001 Plan

In 2001, the Company’s Board of Directors authorized the adoption of the 2001 Employee Stock Option Plan. The 2001 plan, as amended, provides for the grant of up to an aggregate 400,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. During the six months ended December 31, 2006, 27,925 options were forfeited and options to purchase 86,300 shares of the Company’s common stock under this plan at an average price of $6.34 per share remain outstanding.

2005 Plan

In May 2005, the Company’s Board of Directors authorized the adoption of the 2005 Employee Stock Option Plan. The 2005 plan, as amended, provides for the grant of up to an aggregate 3,000,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. During the three months ended December 31, 2006, no options were cancelled and options to purchase 2,210,000 shares of the Company’s common stock under this plan at an average price of $0.31 per share remain outstanding.

2006 Plan

On June 15, 2006, the Company’s Board of Directors approved the 2006 Nonqualified Stock Option Plan (the “2006 Plan”), which provides for the grant of nonqualified stock options to purchase up to an aggregate of 11,790,672 shares of our common stock to members of our Board, employees and consultants. Our Board of Directors, or a committee of two or more members of our Board, administers the 2006 Plan. The administrator has full authority to establish rules and regulations for the proper administration of the 2006 Plan, to select the employees, consultants and directors to whom awards are granted, and to set the date of grant, the exercise price and the other terms and conditions of the awards, consistent with the terms of the 2006 Plan. The administrator may modify outstanding awards as provided in the 2006 Plan.

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

On December 14, 2006, at our Annual Meeting of Stockholders, the Company’s stockholders voted to approve the 2006 Plan. The exercise price for shares previously granted under the 2006 Plan was determined to be $0.155, which was the closing price of the Company’s common stock on December 14, 2006. As of December 31, 2006, options to purchase an aggregate of up to 7,805,000 shares of common stock were issued and outstanding.  In accordance with SFAS 123R, the Company recognized compensation costs on a prorated basis according to the service inception dates of the grants in the amount of $119,031 during the three months ended December 31, 2006.

As of December 31, 2006, an aggregate total of 7,805,000 remain outstanding of the total 11,790,672 under the 2006 plan.

Share Based Payments

On July 1, 2006 the Company (under its 2005 Plan) granted to two non-employee directors options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share, each with a five year term. The stock-based compensation expense for the fair value of the fully vested options granted to the two directors amounted to approximately $288,000 during the three months ended September 30, 2006. Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk—free interest rate of 5.26%; expected dividend yield zero percent; expected option life of five years; and current volatility of 109.24%.  As of December 31, 2006, there are options to purchase 2,210,000 shares of common stock at an average price of $0.31 per share.

On December 14, 2006 the Company received shareholder approval for its 2006 option plan and granted to employees options to purchase an aggregate of 7,805,000 of its common stock at $0.155 per share each with  a five year term and a three-year vesting period from the service inception date. The Company recognized compensation costs on a prorated basis according to the service inception dates of the grants under the 2006 Plan in the amount of $119,031 during the three months ended December 31, 2006. The aggregate fair value of grants under this plan amounted to $854,750.  Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk—free interest rate of 4.97%; expected dividend yield zero percent; expected option life of five years; and current volatility of 86.56%.  The Company also recognized compensation costs of $29,068 for the three month period ended December 31, 2006, which relate only to the options granted to the Chief Executive Officer on July 13, 2005 under the 2005 Plan.

The fair value of awards granted during the six month period ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model. For purposes of performing the calculation under the Black-Scholes model, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and initiatives to conserve capital resources. Accordingly, expected dividend yields are currently zero. Expected volatility is principally based on the historical volatility of the Company’s stock.

The expensing of share based payments in future periods (expectations of vesting) will be based upon all available data including historical cancellations and forfeitures of stock options and current employee turnover rates of approximately 30%. The Company will prospectively monitor employee terminations, exercises and other factors that could affect the development of its expectations of vesting of options in future periods.

A summary of option activity for the six months ended December 31, 2006 is as follows:

Options_	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	231,166	5.33
Granted	9,905,000	0.16
Exercised	—	—
Forfeited or expired	(29,102)	7.83
Outstanding at December 31, 2006	10,107,064	0.25	8.48	—
Exercisable at December 31, 2006	2,277,024	0.56	4.58	—

The weighted-average grant date fair value of options granted during the six moths ended December 31, 2006 amounted to $0.16 per share. The weighted average remaining contractual term of options outstanding gives effect to employee terminations which, under the provisions of the plans reduces the remaining life of such vested options to a period of 90 days following the respective dates of such terminations.

Unrecognized costs under the 2005 plan are $29,068 and will be expensed during the remainder of fiscal year 2007 as they are vested. Unrecognized costs under the 2006 Plan are $735,719 and will be amortized incrementally over a three-year vesting period.

The Company did not modify any stock options granted to employees or non employees under any of its share-based payments other than accelerating the vesting of options prior to July 1, 2005. In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have optionees exercised any options during the six months ended December 31, 2006.

10.       COMMITMENTS AND CONTINGENCIES

On or about October 30, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint does not specify the amount of damages sought, but Pangaea has demanded in excess of $2,500,000 in preliminary communications with the Company’s counsel. The Company contends that this demand is without factual or legal basis, that the Action has no merit and is aggressively defending the Action.  The Company filed a motion to dismiss in response to the complaint on November 28, 2006. A trial is scheduled for July 2008. The Company intends to continue discussing an informal resolution. While the Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome or estimate the range of possible loss based on the early stage of the dispute, the positions taken by Pangaea and the inherent uncertainties of litigation.

On October 27, 2006, the Company’s Canadian wholly owned subsidiary entered into a three-year employment Agreement with Paul Saucier, the individual owner of SSS.  The agreement stipulates a base salary of $180,000 CAD eligibility for stock based compensation and customary benefits. Under the agreement, the Company is obligated to continue the earn-out provision of the Asset Purchase Agreement regardless of the continued employment status of Mr. Saucier.  The employment agreement also stipulates a seperate performance bonus program contingent upon continued employment and severance compensation in the event of termination without cause.

11.       CONCENTRATIONS

                At December 31, 2006, one customer accounted for approximately 14% of the gross accounts receivable balance.

                At December 31, 2006, two vendors accounted for approximately 35% of the gross accounts payable balance. These vendors provide outside consulting services for the Company. The Company views all of its strategic partners as vital to their operations for which the loss of either of these vendors could result in a temporary disruption in service to various customers. The Company believes it has access to alternative vendors and resources to replace either vendor in the event of a disruption.

12.       DISCONTINUED OPERATIONS

During 2003, the Company disposed of its non-emergency transportation business.  At December 31, 2006, the total remaining liabilities of discontinued operations was $258,000.

13.       BUSINESS SEGMENTS

The Company completed its transition out of its former Business Process Outsourcing Services (“BPO”) Segment during the quarter ended June 30, 2006.  Accordingly, the Company’ operated with a single segment, the Information Technology (“IT”) Solutions Segment, during the six months ended December 31, 2006.

The acquisition of SSS has provided us greater density in our core securities practice and increased our overall presence in the Canadian market.  As of the December 31, 2006, our wholly owned subsidiary, DynTek Canada Inc. had total assets of approximately $2,863,000 and total revenue of approximately $2,865,000 and a net loss of approximately $80,106 for the six month period ended December 31, 2006.

Segment information relating to the Company’s operations for the three and six months ended December 31, 2006 and 2005, respectively, is as follows:

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Solutions	Total
Three months ended December 31, 2006
Sales to external customers	$—	$18,523	$18,523
Depreciation and amortization expense	—	679	679
Net loss from operations	—	(629)	(629)
Interest expense	—	(1,936)	(1,936)
Total assets	—	31,252	31,252
Capital expenditures	—	84	84

Three months ended December 31, 2005
Sales to external customers	$964	$17,880	$18,884
Depreciation and amortization expense	—	650	650
Net income (loss) from operations	69	(1,581)	(1,512)
Interest expense	—	2,759	2,759
Total assets	367	42,000	42,367
Capital expenditures	—	98	98

Six months ended December 31, 2006
Sales to external customers	$—	$40,300	$40,300
Depreciation and amortization expense	—	1,372	1,372
Net loss from operations	—	(1,642)	(1,642)
Interest expense	—	(3,490)	(3,490)
Total assets	—	31,252	31,252
Capital expenditures	—	164	164

Six months ended December 31, 2005
Sales to external customers	$1,949	$40,329	$42,279
Depreciation and amortization expense	35	1,345	1,380
Net income (loss) from operations	115	(2,853)	(2,738)
Interest expense	—	(3,493)	(3,493)
Total assets	367	42,000	42,367
Capital expenditures	—	173	173

14.                     SUBSEQUENT EVENTS

On January 12, 2007, the Company granted to certain new employees options to purchase an additional 1,160,000 stock options under the 2006 Plan at an exercise price of $0.14 per share. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise will increase by approximately 278,252 shares net of canceled options.

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

Business Overview

DynTek, Inc. provides professional information technology (“IT”) solutions and sales of related products and services to mid-market commercial businesses, state and local government agencies, and educational institutions. We operate our business primarily through our subsidiary, DynTek Services, Inc. and our Canadian subsidiary DynTek Canada, Inc.

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

We believe that our services-led approach, combined with expertise in multi-disciplinary practice areas such as IT security, converged networking (including VOIP), application infrastructure, and access infrastructure, will continue to provide the platform we need to capture an increasing share of our target markets.  Our strategy allows our clients to rely on DynTek as their primary IT vendor.  Additionally, we believe that our multi-disciplinary capabilities help differentiate us from our competitors in the markets in which we compete.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Six Months Ended Dec. 31,
	2006	2005
Product Revenue	72%	68%
Service Revenue-Information Technology	28%	28%
Service Revenue-Business Process Outsourcing	—%	4%

Cost of Products	86%	88%
Cost of Service-Information Technology	71%	71%
Cost of Service-Business Process Outsourcing	—%	94%

Gross profit	18%	17%

SG & A	19%	20%

Loss from continuing operations	(13)%	(14)%
Gain (loss) from discontinued operations	—	—%
Net income (loss)	(13)%	(14)%

Six months ended December 31, 2006 and December 31, 2005

Revenues. For the six months ended December 31, 2006, our revenues decreased to approximately $40,300,000 from approximately $42,279,000 for the six months ended December 31, 2005. This $1,979,000, or 5% decrease is principally attributable to a decrease in our Southwest Region of $3,278,000 as well as the $1,949,000 reduction of revenues due to the transition of the transitioned Business Process Outsourcing (“BPO”) business, which was offset by a $2,234,000 increase in our Canadian operations as a result of the acquisition of SSS in October 2006 and an $1,014,000 increase in the combined IT Solutions revenues from our other regions.

Our product sales increased from $28,583,000 during the six months ended December 31, 2005 to $29,136,000 during the six months ended December 31, 2006, an increase of $553,000, or 2%. The increase resulted from approximately $1,624,000 in new product sales within our securities practice in our Canadian operation following the SSS acquisition in October 2006, a decrease of $2,392,000 in our Southwest region due to a high concentration of non-repetitive commercial accounts, and an increase of $1,321,000 in the combined IT Solutions sales from all other regions.

Our services revenues decreased from $13,696,000 during the six months ended December 31, 2005 to $11,164,000 during the same period in 2006, a decrease of $2,532,000, or 18%. This decrease resulted from a $1,949,000 decrease in service revenues related to the transitioned BPO segment, as well as a $904,000 decrease in IT service revenue from all other regions combined, which was offset by the delivery and recognition of $321,000 of pre-existing service support obligations assumed in the TekConnect acquisition.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

	For the Six Months ended December 31
REVENUES	2006	2005	Percentage change	Amount
Product	$29,136	28,583	2%	553

Service	11,164	13,696	(18)%	(2,532)

Total	40,300	42,279	(5)%	1,979

Our customers are primarily state and local government entities, educational institutions, and mid-sized corporations in diversified industries. For the six months ended December 31, 2006, 42% of our revenues were derived from commercial clients, compared to 36% from government agencies and 22% from educational institutions. For the six months ended December 31, 2005, 58% of our revenues were derived from commercial clients, compared to 34% from government agencies and 8% from educational institutions.

Gross profit. Gross profit, increased from $7,303,000 in the six months ended December 31, 2005 to $7,339,000 in the six months ended December 31, 2006, despite a 5% decline in revenue. Gross margin for the six months ended December 31, 2006 was 18%, compared to 17% for the similar period in the prior fiscal year. Our services margin remained at 29% for both periods due to improved margins through increased internal resource utilization in our Southwest region. Our product margin increased from 12% to 14%. The increase in overall product gross margin is primarily the result of new higher margin business within all of our operating regions including the Southwest. We will continue to focus on improving our overall level of service utilization with respect to consultants throughout the Company, and a greater mix of higher-end services.  We continue to expect product margins to be subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide.  We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and application delivery.  There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses decreased to approximately $2,376,000 for the six months ended December 31, 2006, from approximately $2,485,000 for the six months ended December 31, 2005. As a percentage of revenues, general and administrative expenses remained unchanged at 6% for both periods, however, during the period ended December 31, 2006, an aggregate $421,000 in non-cash stock based compensation expense was incurred which included (i) $40,000 in stock grants to two non-employee board members, (ii) $288,000 in fully vested stock option grants, and (iii) $93,000 in employee stock options expense under the 2006 Plan, calculated using a black scholes pricing model on the fair value of the options on the date granted. A similar charge was not incurred during the same period in 2005. Accordingly the decrease in general and administrative expenses in 2006 compared to 2005, excluding the effects of stock-based compensation, was approximately $528,000 as a result of restructuring and cost reduction programs that we undertook beginning in fiscal year 2005.

Selling costs decreased to approximately $5,233,000 for the six months ended December 31, 2006 from $6,176,000 in the six months ended December 31, 2005. The decrease of $943,000, or 15%, is primarily due to a reduction in personnel costs related to restructuring and cost reduction programs that were implemented. During the six month period ended December 31, 2006, a $200,000 stock based compensation expense was incurred for a stock grant issued in July 2006 and $55,000 in employee stock options under the 2006 Plan calculated using a black scholes pricing model on the fair value of the options on the date granted..  During the six month period ended December 31, 2005, a $205,000 charge was incurred for the accelerated vesting of employee stock options issued primarily to sales personnel.

As a percentage of total revenues, the aggregate selling, general and administrative expenses were 19% during the six months ended December 31, 2006, compared to 21% for the same period ended December 31, 2005.

Depreciation and amortization expense. Depreciation and amortization expense decreased to approximately $1,372,000 for the six-month period ended December 31, 2006, from approximately $1,380,000 during the same period in the prior year.

Interest expense. Interest expense for the six months ended December 31, 2006 increased to $3,490,000, as compared to $3,493,000 for the six months ended December 31, 2005. The increase is primarily due to significantly higher non-cash interest for the period ended December 31, 2006 of approximately $2,688,000 compared to only $675,000 for the period ended December 31, 2005. Amortization on the debt discounts on the Senior Notes was approximately $853,000 with approximately $649,000 of non-cash interest related to the fair value of the issuable Senior Note warrants in excess of the carrying value of the Senior Notes.  The non-cash interest amortization on the debt discounts on the Junior Notes was approximately $342,000. During the six months ended December 31, 2006, the Company elected to pay in kind the interest approximately $390,000 of interest on the Senior Notes and approximately $407,000 on the Junior Notes. Amortization of deferred financing fees amounted to approximately $47,000. In addition to non cash interest expense, the Company incurred fees on the APA and APLA agreements were approximately $765,000 and miscellaneous charges of $37,000.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Six Months ended December 31,
OPERATING	Dollars		Percentage of Revenues
EXPENSES	2006	2005	2006	2005
Selling	5,233	6,176	13%	15%

General & Administrative(1)	2,376	2,485	6%	6%

Depreciation & Amortization(1)	1,372	1,380	3%	3%

Total	8,981	10,041	22%	24%

Net loss. Our net loss for the six months ended December 31, 2006 was $5,147,000 compared to a net loss of $5,937,000 for the six months ended December 31, 2005. Loss from operations during the six months ended December 31, 2006 includes depreciation and amortization expense of $1,372,000, non-cash stock based compensation expense of $676,000, and interest expense of $3,490,000 (including non-cash interest of $2,688,000).  Loss from operations during the six months ended December 31, 2005 includes depreciation and amortization expense of $1,380,000, non-cash stock based compensation expense of $205,000, and interest expense of $3,493,000 (including a non-cash portion of $2,374,000).

Discontinued Operations. There was no income from discontinued operations for the six months ended December 31, 2006 compared to income of $216,000 for the six months ended December 31, 2005.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Three Months Ended Dec. 31,
	2006	2005
Product Revenue	67%	66%
Service Revenue-Information Technology	33%	29%
Service Revenue-Business Process Outsourcing	—%	5%

Cost of Products	84%	89%
Cost of Service-Information Technology	71%	68%
Cost of Service-Business Process Outsourcing	—%	93%

Gross profit	20%	17%

SG & A	20%	21%
Interest expense	11%	15%
Loss from continuing operations	(15)%	(23)%
Gain (loss) from discontinued operations	—	—
Net income (loss)	(15)%	(23)%

Three months ended December 31, 2006 and December 31, 2005

Revenues. For the three months ended December 31, 2006, our revenues decreased to approximately $18,523,000 from approximately $18,844,000 for the three months ended December 31, 2005. The components of this decrease, which amounts to $321,000, or 2%, are attributable to the reduction of revenues of $964,000 from the transition of our former BPO and a net increase of $1,204,000 in our IT solutions business. The IT solution’s increase was comprised of an increase in our Canadian operations of $1,823,000 as a result of the acquisition of SSS in October 2006, but a decrease in our Southwest region of $1,742,000.  Combined revenues from all other regions increased by $151,000.

Our product sales declined from $12,428,000 during the three months ended December 31, 2005 to $12,371,000 during the three months ended December 31, 2006. This decline of $57,000 was the result of a $1,660,000 increase in new securities practice product revenue in our Canadian operations from the SSS acquisition in October 2006, a $1,595,000 decrease in our Southwest region due to a high concentration of non-repetitive commercial accounts, and an decrease of $8,000 in the combined IT Solutions sales from all other regions.

Our services revenues decreased from $6,416,000 during the three months ended December 31, 2005 to $6,174,000 during the same period in 2006. This decrease of $244,000, or 4%, resulted from a $964,000 decrease in service revenues related to the transitioned BPO segment offset by an increase of $722,000 in IT service revenue from all other regions combined, which included the delivery and recognition of $321,000 of pre-existing service support obligations assumed in the TekConnect acquisition of October 2006.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

	For the Three Months ended December 31
REVENUES	2006	2005	Percentage change	Amount
Product	$12,353	12,428	—%	(73)

Service	6,170	6,416	(4)%	(248)

Total	18,523	18,844	(2)%	(321)

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the three months ended December 31, 2006, 47% of our revenues were derived from commercial clients, compared to 30% from government agencies and 23% from educational institutions. For the three months ended December 31, 2005, 68% of our revenues were derived from commercial clients, compared to 28% from government agencies and 4% from educational institutions.

Gross profit. Gross profit increased from $3,189,000 in the quarter ended December 31, 2005 to $3,723,000 in the quarter ended December 31, 2006, an increase of $534,000, or 17%. Gross margin increased from 17% for the three months ended December 31, 2005 to 20% for the three months ended December 31, 2006. Our services margin increased from 28% to 29% and our product margin increased from 11% to nearly 16%. Services margin increased slightly primarily due to continued improvement of the utilization of our internal consultants, a greater mix of higher-end services in our IT solutions segment, and the elimination of lower margin BPO services. The increase in overall product gross margin is primarily due to a higher margin product mix in our product offerings in our Canadian acquisition, in our core IT solutions, and in our vender partnership programs compared to the December quarter in 2005. Although we have improved our service margins, and will seek opportunities to make further improvements, product margins in particular are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We intend to continually meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and application delivery. There can be no assurance that we will be able to improve profit margins over an extended period, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses decreased by 2%, to approximately $1,033,000 for the three months ended December 31, 2006, from approximately $1,051,000 for the three months ended December 31, 2005. As a percent of revenues, general and administrative expenses remained unchanged at 6% for both periods; however, during the period ended December 31, 2006, the Company incurred $93,000 in employee stock option expense under the 2006 Plan, calculated using a black scholes pricing model on the fair value of the options on the date granted over the vesting period of the option. A similar charge was not incurred during the same period in 2005 and therefore the decrease in general and administrative expenses realized during the December 2006 period compared to 2005 excluding the stock-based compensation expense was approximately $109,000. The decrease was primarily the result of restructuring and cost reduction programs implemented in fiscal year 2005.

Selling expenses decreased to approximately $2,640,000 for the three months ended December 31, 2006 from $3,000,000 in the three months ended December 31, 2005. The decrease of $360,000, or 12%, is primarily due to a reduction in personnel costs related to restructuring and cost reduction programs that were implemented. Also during the three month period ended December 31, 2006, approximately $55,000 in employee stock options expense was incurred under the 2006 Plan calculated using a black scholes pricing model on the fair value of the options on the date granted over the vesting period of the option.  During the three month period ended December 31, 2005, a similar charge was not incurred.

As a percentage of total revenues, the aggregate selling, general and administrative expenses were 20% during the three months ended December 31, 2006, compared to 22% for the same period ended December 31, 2005.

Depreciation and amortization expense. Depreciation and amortization expense increased to approximately $679,000 for the three-month period ended December 31, 2006, from approximately $650,000 during the same period in the prior year. The increase is primarily due to the addition of intangible assets related to customer lists from the TekConnect and SSS acquisitions as well as an increase in capital expenditures.

Interest expense. Interest expense for the three months ended December 31, 2006 decreased to $1,936,000, as compared to $2,759,000 for the three months ended December 31, 2005. Non-cash interest for the period ended December 31, 2006 was approximately $1,538,000. Non-cash interest charges include the amortization on the debt discounts on the Senior Notes which was approximately $432,000 with approximately $458,000 of non-cash interest related to the fair value of the issuable Senior Note warrants in excess of the carrying value of the Notes.  The non-cash interest amortization of the debt discounts on the Junior Notes was approximately $171,000. During the six months ended December 31, 2006, the Company elected to pay in kind approximately $197,000 of interest on the Senior Notes and approximately $257,000 on the Junior Notes. Amortization of deferred financing fees amounted to approximately $23,000. In addition to non cash interest expense, the Company incurred fees on the APA and APLA agreements were approximately $369,000 and miscellaneous charges of $29,000. Interest expense during the three months ended December 31, 2005 included non-cash charges of $2,374,000 incurred in connection with reduction in the conversion price of our 9% Notes, and reductions in the exercise prices of warrants issued to holders of 9% Notes and the Laurus Notes, and the amortization of deferred financing fees. Also included in interest expense during the three months ended December 31, 2005 was contractual interest due on notes that we entered into in January and October 2004, a bridge loan in November 2005, and an increase in the average borrowings under our credit facility.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Three Months ended December 31,
OPERATING	Dollars		Percentage of Revenues
EXPENSES	2006	2005	2006	2005
Selling	2,640	3,000	14%	16%

General & Administrative	1,033	1,051	6%	6%

Depreciation & Amortization	679	650	3%	3%

Total	4,352	4,701	23%	25%

Net loss. Our net loss for the three months ended December 31, 2006 was $2,563,000 compared to a net loss of $4,256,000 for the three months ended December 31, 2005. The loss during the three months ended December 31, 2006 includes interest expense of $1,936,000 (including a non-cash portion of $1,538,000), depreciation and amortization expense of $679,000, and non-cash stock based compensation expense of $148,000. Losses from operations during the three months ended December 31, 2005 includes depreciation and amortization expense of $1,380,000, non-cash stock based compensation expense of $205,000, and interest expense of $2,759,000 (including a non-cash portion of $2,374,000).

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

	(Dollars in thousands)
	As of Dec. 31, 2006	As of June 30, 2006
Cash and cash equivalents	$1,080	$1,190

Working capital	$(391)	$43

Current ratio	0.94:1	1.01:1

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

During the six months ended December 31, 2006, we used approximately $1,222,000 of cash in our operating activities.

We incurred a net loss of $5,147,000 for the six months ended December 31, 2006, which includes $4,736,000 of non-cash charges resulting from $1,372,000 of depreciation and amortization, $676,000 in non-cash stock compensation expense, and $2,688,000 in non-cash interest charges.

On September 26, 2006, the Company issued another Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000.  Thus, at September 30, 2006, the Company had working capital of approximately $2,528,000.  Proceeds from the additional Junior Note were used to fund two acquisitions and for general working capital.

On October 6, 2006, the Company entered into an Asset Purchase Agreement with TekConnect, Inc pursuant to Section 363 of the United States Bankruptcy Code, for substantially all of its assets.  In consideration for the purchased assets, the Company agreed to pay TekConnect at closing a cash payment of $400,000. Additional fees in connection with the acquisition of approximately $63,000 were also paid.

On October 27, 2006, the Company, through its wholly-owned subsidiary DynTek Canada, entered into an Asset Purchase Agreement with SSS and Paul Saucier whereby it agreed to purchase substantially all of the assets of SSS. In consideration for the purchased assets, the Company agreed to pay SSS at closing a cash payment of $1,063,000 and 1,485,148 shares of the Company’s common stock, based upon a per share value of $0.202. Additional fees in connection with the acquisition of approximately $50,000 were also paid. In addition, the Company has agreed to make additional payments over a three-year period based upon the achievement of certain EBITDA performance targets.  Such payments will be paid using a combination of cash and the Company’ common stock, at the Company’s election, provided that at least half of the payments will be in cash. For the period ended December 31, 2006, the earn-out provision was estimated to be $222,926 based upon achieved EBITDA performance targets and classified as a current liability in accordance with SFAS No. 150. The Company intends to distribute such payment, half in cash and half issuable in shares of the Company’s common stock at a price of $0.20 per share.

We experience timing differences in its operating cash flows resulting from the fact that much of our revenues are earned near the end of each quarter and its operating expenses are incurred evenly throughout the period. The Company also experience slow collection cycles since with respect to customers that are educational and government institutions, which has been a growing area of our business.  Although we experience low rates of uncollectible accounts, many of our customers pay beyond their terms.

Slow collections have caused the Company to incur higher fees under its accounts receivable and product financing arrangements with NETF. The Company also recently used a portion of its cash resources to acquire TekConnect and SSS. The Company, in its acquisition of TekConnect, assumed approximately $540,000 of pre-existing service obligations which have resulted in some increased costs. Although the Company uses its facility with NETF to better manage the timing differences in its operating cash flows, accounts receivable due from customers under its newly acquired Canadian business are ineligible for transfer. These circumstances have caused the Company to experience additional constraints on its liquidity, which are likely to continue until such time that the acquired is fully integrated.

Although the Company has made substantial efforts to accelerate collections under its Company wide operations, slow collection cycles, ongoing timing differences and efforts to integrate acquired businesses could cause the Company to seek additional outside financing. Although the Company believes that it has sufficient capital resources to sustain the business through January 31, 2008, there can be no assurance that unforeseen circumstances will not have a material affect on operations. These circumstances could require the Company to take a variety of measures to conserve and/or improve liquidity including curtailing operations; cutting costs seek additional outside financing. The Company has not secured any commitments for new financing at this time nor can it provide assurance that any new capital (if needed) will be available to it on acceptable terms, if at all.

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

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Non-Convertible Debt Obligations	7,320	—	—	7,320	—
Convertible Debt Obligations	7,545	—	—	7,545	—
Operating Lease Obligations	1,401	612	718	71	—
Total	$16,266	$612	$718	$14,936	$—

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

For product sales, we apply the factors discussed in EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of our transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts billed to our customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, we have determined that we were acting as an agent, and therefore recognize revenues on a net basis. During the nine months ended December 31, 2006, no revenues were recognized on a net basis.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustments if either method indicates a material error.  If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

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

The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. We have experienced employee turnover in our accounting department including the position of Chief Financial Officer at the end of March 2006. As a result, we have experienced difficulty with respect to our ability to record, process and summarize all of the information that we need to close our books and records on a timely basis and deliver our reports to the Securities and Exchange Commission within the time frames required under the Commission’s rules. We need to increase the size of our staff and review assignments within our accounting department to ensure we have adequate segregation of duties.

We have also identified a specific material weakness in our ability to ensure that the accounting for our equity-based transactions is accurate and complete. Historically, we have entered into various forms of complex equity transactions involving the application of specialized accounting principles. The equity based transactions that we consummated specifically relate to stock based compensation arrangements, issuances of complex instruments in financing transactions, modifications to embedded and free standing derivatives and settlements of debt for equity. We believe that equity transactions we completed in connection with our financial restructuring in March 2006 are unique and occurred as a result of the fact that our liquidity was highly constrained. Although we believe that these events are unique and that our equity based transactions in the future are likely to be reduced, we are evaluating certain corrective measures to provide us with the structure we need at such times that we may engage in equity based transactions. These measures could include seeking the assistance of outside specialists with expertise in these areas.

We believe these material weaknesses have resulted from liquidity constraints that caused us to focus on using our resources to implement a financial and operational restructuring plan. We have recently made substantial changes to our operating and capital structure and will take corrective measures as appropriate based on the continuous evaluation of our existing capabilities and circumstances, the present resources we have available, and potential resources we may need to make available to effectuate corrective measures.

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

As of February 20, 2007, we are presently engaged in a project to evaluate and recommend improvements in our internal systems and controls and we have added additional accounting staff.  We also have sought out additional assistance form outside specialist but have not employed any assistance as of yet.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters. On or about October 30, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint does not specify the amount of damages sought, but Pangaea has demanded in excess of $2,500,000 in preliminary communications with the Company’s counsel. The Company contends that this demand is without factual or legal basis, that the Action has no merit and is aggressively defending the Action.  Trial is scheduled for July 2008. The Company filed a motion to dismiss in response to the complaint on November 28, 2006. The Company intends to continue discussing an informal resolution. While the Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome based on the early stage of the dispute, the positions taken by Pangaea and the inherent uncertainties of litigation.

ITEM 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K filed on October 13, 2006, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Quarterly Report on Form 10-Q, and as set forth below in this Item IA. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K filed on October 13, 2006, but are not a complete list of all of our risk factors.

We will need additional capital in the future, or we will need to scale back operations.

We will need capital in the future, and if it is not available on terms acceptable to us, or at all, and we cannot generate enough cash through existing operations, we may have to scale back operations and/or curtail expansion plans. As of December 31, 2006, we had cash and cash equivalents of approximately $1,081,000. We have taken steps during the fiscal year ended June 30, 2006 to conserve our capital resources including a reduction of our selling, general and administrative expenses by approximately $2,400,000 annually. We have also reduced the current portion of our debt burden by completing our recapitalization in March 2006, including canceling certain debt obligations through equity conversion and debt settlement agreements. Additional financing transactions may be necessary if we are not able to generate sufficient cash flow from operations through revenue growth and overhead reduction to meet our requirements.

We are continuing our financial and operational restructuring initiatives and will continue to implement our strategic business plan. Although we believe that we have sufficient liquidity to sustain the business through January 31, 2008, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require us to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. We have not secured any commitments for new financing at this time nor can we provide any assurance that new capital (if needed) will be available to us on acceptable terms, if at all.

We have a history of operating losses and may not be able to achieve long-term profitability.

Since our inception in May 1989, we have incurred substantial operating losses. During the six months ended December 31, 2006, we generated a net loss of $5,147,000. At December 31, 2006, we had an accumulated deficit of $131,055,000. There can be no assurance that our revenues will exceed our operating expenses and cost of revenues in the future.

The level of our indebtedness could adversely affect our financial condition.

We have significant debt service obligations. As of January 29, 2007, the aggregate principal amount owed under our debt instruments was $14.9 million.

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

As of January 29, 2007, we had 58,187,640 shares issued and outstanding. As of such date, we had outstanding options to purchase 11,267,064 shares of our common stock, warrants to purchase approximately 34,616,225 shares of common stock, and $7,544,676 of convertible debt, convertible into 37,723,382 shares of common stock. The principal amount of the convertible debt will continue to increase to the extent we elect not to pay interest as it accrues during the first three years, in which case the principal would increase to approximately $10,281,663, and the number of shares issuable upon conversion would be 51,408,315. We intend to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. Such other rights to acquire our common stock may be issued at exercise prices or conversion rates that are significantly lower than the price at which you may have paid for our shares. In addition, the shares issuable upon exercise of certain of the warrants and upon conversion of convertible debt may increase subject to anti-dilutive rights, which we granted to certain warrant and debt holders.

Lloyd I. Miller, III beneficially owns a majority of our outstanding common stock, which may enable him to control many significant stockholder matters and corporate actions and may prevent a change in control that would otherwise be beneficial to other stockholders.

Lloyd I. Miller may be deemed to beneficially own a total of 64,747,903 shares of our common stock, or 55.9%, as of January 29, 2007, including shares issuable to upon exercise of warrants held by Mr. Miller and his affiliates. The foregoing does not take into account the exercise or conversion of other outstanding convertible or exercisable securities of the Company, which would have the effect of reducing the percentage beneficial ownership of Mr. Miller. Because of his high percentage of beneficial ownership, Mr. Miller may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

It is possible that we may have violated Section 5 of the Securities Act.

In March 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which we issued to the Senior Lenders certain Senior Secured Notes in the aggregate principal amount of $6.7 million (the “Senior Notes”).  Under the Note Purchase Agreement, we also issued a Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “First Junior Note”).  In June 2006, we issued an additional Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller in the aggregate principal amount of $1.0 million (the “Second Junior Note”).  Pursuant to our contractual obligation to do so, we filed the registration statement of which this prospectus is a part in June 2006 to register for resale, among other shares, the shares of our common stock into which the First and Second Junior Notes may be converted. In September 2006, while the registration statement was still pending and not yet declared effective, we issued an additional junior secured convertible note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note” and together with the First and Second Junior Notes, the “Junior Notes”) on the same terms and conditions as were set forth in the First and Second Junior Notes.

In a comment letter to the registration statement, the SEC notified us that by selling and issuing the Third Junior Note while the registration statement was still pending, we may have violated Section 5 of the Securities Act.  If the Lenders were to have brought an action to rescind the issuance of the Senior and Junior Notes as a result of the Section 5 violation and prevailed, we would have been required to repurchase the Senior Notes and Junior Notes at their original purchase price, plus statutory interest from the date of purchase.  However, on February 2, 2007, we obtained waivers and releases from the Lenders of any rescission rights and, therefore, we will not record any contingent liability in connection therewith.  Although we are not aware of any other pending claims or sanctions against us in connection with the possible Section 5 violation, we still could be subject to enforcement actions by the SEC, resulting in injunctive relief or the imposition of fines.  We would vigorously contest any claim that the issuance of the Third Junior Note in the manner described above violated Section 5 of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 14, 2006. At the Annual Meeting, there was submitted to a vote of security holders the election of directors, ratification of our independent registered public accounting firm, affirmation of the 2006 Nonqualified Stock Option Plan, and an amendment to our Second Amended and Restated Certificate of Incorporation to authorize our Board to effect a reverse 1-for-20 stock split. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to the proposals listed in the proxy statement. 56,054,526 shares were outstanding. 33,895,203 shares voted.

Each director nominated and all other proposals submitted to a vote passed, and the voting outcome of each proposal was as follows:

1.             Election of the following three (3) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Name	For	Against or Withheld
Casper Zublin, Jr.	33,165,078	730,125
J. Michael Gullard	33,419,135	476,068
Alan B. Howe	33,419,615	475,588

2.             Ratification of Marcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007:

For:	33,604,979	Against:	209,358	Abstain:	80,868

3.             Approval of the Company’s 2006 Nonqualified Stock Option Plan:

For:	25,296,028	Against:	1,574,085	Abstain:	8,289	Broker Non-Vote	7,016,801

4.             Authorization of the Board to amend our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding Common Stock by a ratio of 1-for-20:

For:	31,912,139	Against:	1,974,851	Abstain:	8,213

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

DYNTEK, INC.

Date: February 20, 2007	By:	/s/ Casper Zublin, Jr.
Casper Zublin, Jr.
Chief Executive Officer (principal executive officer)

Date: February 20, 2007	By:	/s/ Mark E. Ashdown
Mark E. Ashdown
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.