Form 10-Q
period 2007-03-31
DYNTEK INC
filed 2007-05-21
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

As of May  21, 2007, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value, was 58,234,989.

DYNTEK, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – as of March 31, 2007 (unaudited) and June 30, 2006

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - For the Three and Nine Months Ended March 31, 2007 and March 31, 2006

Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended March 31, 2007 and March 31, 2006

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits

SIGNATURES

1. PART 1 — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$361	$546
Cash — Restricted	618	644
Accounts receivable, net	1,952	1,881
Due from NETF	3,076	2,817
Inventory	64	193
Prepaid expenses and other current assets	422	101
Other receivables	47	118
TOTAL CURRENT ASSETS	6,540	6,300

RESTRICTED CASH — non current portion	128	559

PROPERTY AND EQUIPMENT, net	694	763

GOODWILL	18,754	18,767

ACQUIRED CUSTOMER LISTS, net	3,989	2,722

DEFERRED FINANCING COSTS, net	260	304

DEPOSITS AND OTHER ASSETS	702	273
	$31,067	$29,688
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash overdraft	$310	$168
Accounts payable	3,267	2,090
Accrued expenses	2,130	2,705
Acquisition indebtedness	633	—
Deferred revenue	1,125	1,036
Current liabilities of discontinued operations	258	258
TOTAL CURRENT LIABILITIES	7,723	6,257

DEFERRED REVENUE — non current portion	178	529
NOTES PAYABLE, net of discounts amounting to $7,719	7,604	2,021
TOTAL LIABILITIES	15,505	8,807

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2007 and June 30, 2006, respectively	—	—
Class A Common stock, $.0001 par value, 450,000,000 shares authorized; 58,234,989 and 55,180,586 shares issued and outstanding as of March 31, 2007 and June 30, 2006, respectively	6	6
Additional paid-in capital	149,024	146,783
Accumulated other comprehensive loss — foreign currency translation	(127)	—
Accumulated deficit	(133,341)	(125,908)
TOTAL STOCKHOLDERS’ EQUITY	15,562	20,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,067	$29,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
REVENUES:
Product Revenues	$14,581	$9,370	$43,717	$37,953
Service Revenues	5,906	4,926	17,070	18,622
Total revenues	20,487	14,296	60,787	56,575

COST OF REVENUES:
Cost of products	12,261	8,648	37,293	33,839
Cost of services	4,195	4,540	12,124	14,325
Total cost of revenues	16,456	13,188	49,417	48,164
GROSS PROFIT	4,031	1,108	11,370	8,411

OPERATING EXPENSES:
Selling	3,083	3,491	8,316	9,667
General and administrative	928	1,816	3,304	4,301
Depreciation and amortization	805	632	2,177	2,012
Total operating expenses	4,816	5,939	13,797	15,980

LOSS FROM OPERATIONS	(785)	(4,831)	(2,427)	(7,569)

OTHER INCOME (EXPENSE):
Gain (Loss) on extinguishment of debt	—	(8,521)	—	(8,521)
Gain on marketable securities	—	—	—	54
Interest expense	(1,473)	(2,070)	(4,963)	(5,563)
Other expense	(38)	(590)	(50)	(590)
Interest income	24	18	59	42
Total other income (expense)	(1,487)	(11,163)	(4,954)	(14,578)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(2,272)	(15,994)	(7,381)	(22,147)
INCOME TAXES	14	—	52	—
LOSS FROM CONTINUING OPERATIONS	$(2,286)	$(15,994)	$(7,433)	$(22,147)
DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	—	297	—	513

NET LOSS	$(2,286)	$(15,697)	$(7,433)	$(21,634)

NET LOSS PER SHARE: Basic and Diluted
Continuing Operations	(.04)	(1.03)	(.13)	(2.09)
Discontinued Operations	—	—	—	—
	$(.04)	$(1.03)	$(.13)	$(2.09)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION - Basic and Diluted	58,210,262	15,246,274	57,500,550	10,368,321

NET LOSS	$(2,286)	$(15,697)	$(7,433)	$(21,634)

COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment	(167)	—	(127)	—

COMPREHENSIVE LOSS	$(2,453)	$(15,697)	$(7,560)	$(21,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(7,433)	$(22,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,177	2,012
Non-cash interest	3,835	3,970
Stock based compensation	767	205
Gain in marketable securities	—	(54)
Loss on extinguishment of debt	—	8,521
Loss on preferred investments	—	505
Changes in operating assets and liabilities:
Accounts receivable	(50)	16,831
Due from NETF	(259)	(1,870)
Inventory	128	1,170
Prepaid expenses and other current assets	(321)	6
Other receivables	71	(313)
Deposits and other assets	(430)	74
Accounts payable	1,179	(5,081)
Deferred revenue	(803)	161
Accrued expenses	(583)	633
Restricted cash	457	(1,466)
Total adjustments	6,168	25,304
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(1,265)	3,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from disposition of marketable securities	—	54
Cash paid for acquisitions	(1,676)	(2,530)
Capital expenditures	(190)	(179)
NET CASH USED IN INVESTING ACTIVITIES	(1,866)	(2,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	142	(742)
Proceeds from debt financing	3,000	12,200
Deferred financing costs	(26)	(451)
Net proceeds under line of credit	—	(4,697)
Purchase of Treasury stock	(108)	—
Issuance of Common Stock, net of expenses	—	392
Principal payments	—	(7,971)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,008	(1,269)
CASH FLOWS OF DISCONTINUED OPERATIONS:
Operating cash flows	—	442
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	442
Effects of exchange rate changes on cash and cash equivalents	(62)	—
NET DECREASE IN CASH	(185)	(325)
CASH AT BEGINNING OF PERIOD	546	963
CASH AT END OF PERIOD	$361	$638

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share data)

	Nine Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$839	$2,017

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Acquisition of Redrock Communications Solutions, Inc.in 2004:
Cash paid to shareholders	—	763

Acquisition of Sensible Security Solutions, Inc. in October 2006:
Fixed assets	70	—
Accounts receivable	32	—
Intangible assets customer list	1,534	—
Non cash consideration	(300)	—
Contingent consideration	(633)	—
Cash paid to acquire businesses	1,113	—

Acquisition of TekConnect Inc. in October 2006:
Intangible assets customer list	1,003	—
Deferred Revenue (contract obligations)	(540)	—
Cash paid to acquire businesses	563	—

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

2.              LIQUIDITY AND FINANCIAL CONDITION

The Company provides professional information technology (“IT”) solutions and sales of related products and services to mid-market commercial businesses, state and local government agencies, and educational institutions.  During the nine months ended March 31, 2007, the Company incurred a net loss of $7,433,000, which includes $6,779,000 of non-cash charges resulting from $2,177,000 of depreciation and amortization; $767,000 in stock based compensation; and $3,835,000 in non-cash interest charges.  At March 31, 2007, the Company had a working capital deficiency of approximately $1,183,000.

As described in Note 6, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) on September 26, 2006 pursuant to which the Company issued to Trust A-4 — Lloyd I. Miller a Junior Secured Convertible Note in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially the same terms set forth in the Junior Note and the Additional Junior Note (both of which are defined herein) with the additional collateralization of 66% of the Company’s assets and stock of its wholly-owned Canadian subsidiary.  The proceeds of the Third Junior Note were used to finance acquisitions and for general corporate purposes.

On October 6, 2006, the Company utilized a portion of the proceeds from the Third Junior Note to enter into an Asset Purchase Agreement for substantially all of the assets of TekConnect, Inc.  In consideration for the purchased assets, the Company paid to the sellers $400,000 at closing, incurred $63,000 of direct acquisition costs and assumed $540,000 pre-existing contract obligations. The Company also made a final $100,000 earn-out payment in September 2006 related to the initial June 2006 purchase of TekConnect’s customer list.

The Company also utilized a portion of the Third Junior Note on October 27, 2006, when the Company, DynTek Canada, an Ontario corporation and wholly-owned subsidiary of the Company (“DynTek Canada”), Sensible Security Solutions, Inc., an Ontario corporation (“SSS”), and Paul Saucier, an individual and 100% owner of SSS, entered into an Asset Purchase Agreement for substantially all of the assets of SSS.  In consideration for the purchased assets, the Company agreed to pay SSS at closing a cash payment of $1,063,000 and 1,485,148 shares of the Company’s common stock-based upon the per share fair value in accordance with EITF 99-12. Additional fees in connection with the acquisition of approximately $50,000 were also paid. In addition, the Company agreed to make additional payments over a three-year period based upon the achievement of certain EBITDA performance targets.  Such payments will be paid using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash (see Note 4). The earn-out provisions are based upon achieved EBITDA performance targets and are estimated to be approximately $223,000 for the period ended December 31, 2006 and $410,000 for the period ended March 31, 2007; both  are classified as a current liability in the accompanying balance sheet. The Company intends to distribute payment, half to be paid in cash and half to be issuable in shares of the Company’s common stock at a price of $0.20 per share. On April 17, 2007, the Company made an initial cash earn-out payment to the Seller of approximately $134,000.

On April 13, 2007, the Company entered into a Junior Secured Convertible Note Purchase Agreement in which the Company issued to Trust A-4 — Lloyd I. Miller a Junior Secured Convertible Note in the aggregate principal amount of $5,000,000 (the “Note”).  The interest rate for the Note is 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable on the maturity date of April 13, 2012, and interest will be payable quarterly in arrears beginning June 30, 2007, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Note during the period that the Company continues such election. The Note may be converted into common stock of the Company at any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments set forth therein. Proceeds from the issuance of the Note will be used to finance current operations, fund potential acquisitions and for general corporate purposes.

The Company experiences timing differences in its operating cash flows resulting from the fact that much of its revenues are earned near the end of each quarter and its operating expenses are incurred evenly throughout the period. The Company also experiences slow collection cycles with respect to customers that are educational and government institutions, which has been a growth area of the business.  Although the Company has experienced a low incidence of uncollectible accounts, many of its customers have historically failed to make timely payments.

Slow collections have caused the Company to incur higher fees under its accounts receivable and product financing arrangements with New England Technology Finance, LLC (“NETF”) (see Note 7).   Although the Company uses its facility with NETF to better manage the timing differences in its operating cash flows, services related accounts receivable due from customers under its newly acquired Canadian business are currently ineligible for transfer to NETF. These circumstances have caused the Company to experience additional constraints on its liquidity, which are likely to continue until such time that the acquired business is fully integrated.

Although the Company has made substantial efforts to accelerate collections under its Company wide operations, slow collection cycles, ongoing timing differences, and efforts to integrate acquired businesses could cause the Company to seek additional outside financing.

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

In January 2007, the Company received a comment letter on a Registration Statement on Form S-1 indicating that the Company may have violated Section 5 of the Securities Act in connection with its issuance of the Third Junior Note to the Junior Lender (Note 6).  An investor’s remedy for violations of Section 5 of the Securities Act could include making a demand for a rescission of the investment.  While the Company believes that its issuance of these securities was in compliance with Section 5 and any other applicable regulations, it nonetheless requested and received from the Lenders, waivers and releases of any rescission rights in connection with any such potential Section 5 violation. The Company obtained such waivers on February 2, 2007. Accordingly, the Company has continued to classify the obligations under the notes as non-current liabilities in the accompanying balance sheet as of March 31, 2007.

The Company believes that it has sufficient liquidity to sustain the business through March 31, 2008, however, there can be no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.  For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.  In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis.  For the nine months ended March 31, 2007 and 2006 respectively, no revenues were recognized on a net basis.

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

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables to NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any .

D.            Income (loss) per Common Share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Convertible preferred stock, convertible debt, options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.  The aggregate number of potential common stock equivalents outstanding as of March 31, 2007 is as follows:

	As of March 31,
	2007	2006
Common stock	58,234,989	15,695,078
Warrants	34,787,403	10,342,864
Options	10,857,064	2,720,392
Convertible debt	39,025,614	15,000,000
	142,905,070	43,758,334

E.              Estimates — The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition, impairment of goodwill, and accounting for discontinued operations.

F.              Stock Based Compensation — The Company applies FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.  Consequently, during the nine months ended March 31, 2006, the Company recognized $205,000 in expenses, which represents the fair value of stock option awards that the Company elected to accelerate vesting during that period.  During the nine months ended March 31, 2007, the Company recognized $767,000 in expenses, which includes $40,000 for the fair value of stock option awarded to two non-employee board members and $200,000 for the fair value of a stock grant awarded to a key employee.

G.             Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.  The carrying amounts of notes receivable approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest. The carrying amounts of notes payable approximate fair value because the effective yields of such instruments, which includes the effect of contractual interest rates taken together with discounts resulting from the concurrent issuances of common stock purchase warrants, are consistent with current market rates of interest.

H.            Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations (Note 4).  SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

I.                 Comprehensive Income (Loss) — Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions.

J.                Advertising Costs — Costs related to advertising and promotions of services are charged to sales operating expense as incurred. Advertising expense amounted to approximately $86,200 and $133,800 for the nine months ended March 31, 2007 and 2006 respectively. These expenses are included in selling expenses in the accompanying statements of operations.

K.            Shipping and Handling Costs — The Company accounts for shipping and handling costs as a component of “Cost of Product Revenues.” These costs are primarily the direct freight costs related to the “drop shipment” of products to the Company’s customers. Shipping and handling costs amounted to approximately $94,300 and $188,800 for the nine months ended March 31, 2007 and 2006, respectively.

L.              Convertible Notes — The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

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

M.         Foreign Currency — The consolidated financial statements are presented in United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of DynTek Canada, Inc., the Company’s Canadian Subsidiary is the Canadian dollar.  Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gain or losses arising on foreign currency transactions are included in the determination of operating results. The effect of foreign currency transaction adjustments was a loss of approximately $127,000 for the nine months ended March 31, 2007.

N.            New Accounting Standards

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

In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.”  The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes.  Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense.  Conversely, the net method allows a reduction to sales revenue.  If such taxes are reported gross and are significant, companies should disclose the amount of those taxes.  The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006.  The Company adopted the provisions of this EITF and accounts for the collection of sales taxes using the net method. The implementation of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

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

The Company is obligated to make additional payments of up to $4,700,000 over a three-year period based upon the achievement of certain EBITDA performance targets. Such payments will be paid quarterly for the first year of the earn-out and annually for each of the next two years using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash. Earn-out awards will be calculated, subject to adjustment, based upon the cumulative effect of achieved EBITDA performance targets during the applicable earn-out period.  Determination and notification of the EBITDA Earn-out shall be provided to SSS within 45 days after the end of each earn-out period. Progressive cash payments and/or stock issuances are due within 15 days of the notification of the EBITDA Earn-out.  Earn-out shares issued are to be held in escrow by the Company until the final annual EBITDA Earn-out provision is determined. SSS is obligated to repay over payments made by the Company with respect to the cumulative effect of achieved annual EBITDA performance; however, the repayment obligation may be satisfied in either cash or the return of earn-out shares at the sole discretion of SSS and in no event shall the repayment obligation exceed the number of Earn-out shares issued by the Company. In the event that Paul Saucier, the former owner of SSS, is terminated by the Company without cause, the Company will be required to pay to SSS pursuant to the earn-out an amount equal to $3.6 million, less the aggregate purchase price previously paid to SSS as of the date of termination.  In addition, if the total of the earn-out payments would exceed $3.6 million, then the Company will be required to continue payments under the earn-out in accordance with the Asset Purchase Agreement (see Note 10).

For the period ended March 31, 2007, the Earn-Out provision was estimated to be $633,366 based upon achieved EBITDA performance targets.  The Company intends to distribute payment, half to be paid in cash and half to be issuable in shares of the Company’s common stock at a price of $0.20 per share.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	$1,063
Common stock	300
Earn-Out Cash	633
Transaction expenses	50
Total consideration	$2,046
Allocation of Purchase Price:
Fair value of tangible assets:
Accounts receivable	32
Property and equipment	70
Total tangible assets	102
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	1,944
Fair value of assets acquired	$2,046

The increase in the value of intangible assets (customer list) of approximately $1,944,000 is being  amortized over a three year period. The valuation of the customer list is based upon the best available information to the Company at this time. The Company plans to further analyze the valuation of the customer list associated with the SSS acquisition including seeking a valuation by an independent third party.

As of October 27, 2006, SSS results of operations are being consolidated with the Company’s results of operations. The following unaudited pro-forma information reflects the results of continuing operations of the Company as though the acquisition of SSS had been consummated as of the beginning of the period presented (in thousands):

	For the Three Months ended March 31		For the Nine Months ended March 31
	2007	2006	2007	2006
Revenue	$20,487	$16,654	$61,800	$59,882
Net Loss	(2,286)	(15,076)	(7,494)	(20,983)
Net Loss per share	$0.04	$.99	$0.13	$2.02

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

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	500
Transaction expenses	63
Total consideration	$563
Allocation of Purchase Price:
Fair value of liabilities assumed:
Liabilities assumed
Deferred Revenue	540
Total liabilities assumed	540
Net liabilities assumed	(540)
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	1,103
Fair value of assets acquired	$563

As of October 6, 2006, TekConnect’s results of operations are being consolidated with the Company’s results of operations. The increase in the value of intangible assets (customer list) of approximately $1,103,000 will be amortized over a three year period.

5.              BALANCE SHEET ASSET ACCOUNTS

Restricted Cash

Restricted cash includes cash received in connection with maintenance agreements that is restricted until the related revenue is earned and recognized under the terms of the respective agreements, which are three years.  The Company classified $618,000 as a current asset and $128,000 as a non-current asset, which represents the amount of cash that will become available to the Company under portions of the contracts that expire during and subsequent to the next twelve months, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets total $422,000 and consist of $94,000 of general amortizable prepaid expenses and $338,000 of aggregate payments made to third party contractors in connection with current service contracts in place with various customers for which we are not yet able to recognize as revenue.

Deposits and Other Assets

Deposits and other assets total $702,000, comprised of $321,000 for security deposits and a net carrying value of $381,000 in long-term receivables for which $348,000 is collectible in July 2008 and $33,000 is collectible in July 2009.

6.              NOTES PAYABLE

Senior Notes

On March 8, 2006, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which the Company issued Senior Secured Notes (the “Senior Notes”) in the aggregate principal amount of $6,700,000 with warrants (the “Senior Warrants”) to purchase up to 19.9% of the Company’s outstanding common stock on a fully diluted basis at the time of exercise.  The Senior Warrants have an exercise price of $0.001 per share and expire on December 31, 2016.  The Senior Notes bear interest at the rate of 8% per annum if paid in cash, or the rate of 11% per annum if paid in kind anytime up through March 31, 2009, which forms of payment can be made at the Company’s discretion.  Interest is payable quarterly in arrears beginning June 30, 2006, unless the Company chooses to make its payments in kind, in which case such interest is added to the principal amount of the Senior Notes.  The principal amount of the Senior Notes will be amortized over three years and is payable in equal monthly installments on the last day of each month beginning on March 31, 2009, with the balance to be paid in full on March 1, 2010.

The Company may prepay the Senior Notes at 105% of the aggregate unpaid principal and interest at any time prior to their maturity. The Senior Notes are also subject to mandatory prepayment at 105% of the aggregate unpaid principal and interest in the event of a change in control. The Company is also required to prepay the Senior Notes upon the occurrence of a substantial asset sale in an amount equal to 50% of the gross proceeds received in such asset sale plus a penalty equal to 2% of the prepayment amount. Pursuant to the terms of the Note Purchase Agreement, substantial asset sales are defined as any single asset sale resulting in gross proceeds of $100,000 or any series of assets sales occurring during a twelve month period resulting in gross cumulative proceeds of $100,000 or more. Change in control events described in the Note Purchase Agreement require approval by the Board of Directors prior to being submitted to a vote of the Company’s stockholders. Accordingly, the redemption provision is not within the control of the Senior Note holders.

In accordance with APB 14, the Company allocated $2,982,071 of the proceeds to the Senior Notes and $3,717,929 of the proceeds to the Senior Warrants (see Senior Warrants below).

On June 30, 2006, the Company elected to pay contractual interest on the Senior Notes in kind and recorded an aggregate interest charge of $230,186 for the period ended June 30, 2006 which increased the principal amount of the notes to $6,930,186.

On September 30, 2006, the Company elected to pay contractual interest on the Senior Notes in kind and recorded an aggregate interest charge of $192,147 for the period ended September 30, 2006 which increased the principal amount of the notes to $7,122,333.

On December 31, 2006, the Company elected to pay contractual interest on the Senior Notes in kind and recorded an aggregate interest charge of $197,474 for the period ended December 31, 2006 which increased the principal amount of the notes to $7,319,807.

On March 31, 2007, the Company elected to pay contractual interest on the Senior Notes in kind and recorded an aggregate interest charge of $198,537 for the period ended March 31, 2007 which increased the principal amount of the notes to $7,518,344. The total contractual interest paid in kind for the nine month period ended March 31, 2007 is $588,158 and is included as a component of interest expense.

Senior Warrants

On March 8, 2006, in connection with entering into the Note Purchase Agreement with the Senior Lenders, the Company entered into warrants (the “Senior Warrants”) to purchase up to 19.9% of the Company’s outstanding common stock on a fully diluted basis at the time of exercise.  The Senior Warrants have an exercise price of $0.001 per share and expire on December 31, 2016.

In accordance with APB 14, the Company allocated $2,982,071 of the proceeds to the Senior Notes and $3,717,929 of the proceeds to the Senior Warrants. The aggregate fair value of the Senior Warrants was calculated using the Black-Scholes option pricing model based on all outstanding shares of the Company’s common stock, outstanding options, Senior Warrants and issuable shares of stock under the conversion and debt settlement agreements of March 2006 (excluding the Bridge Notes) totaling 13,859,028 Senior Warrants issuable to the holders of the Senior Notes at the commitment date of this financing transaction. The difference between the carrying amount of the Senior Notes and their contractual redemption amount is being accreted as interest expense to February 2010, their earliest date of redemption.

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

On September 30, 2006, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $150,585 for the period ended September 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 752,927 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 187,057 shares to an aggregate of up to 25,157,912 shares. The fair value of the additional Senior Warrants amounted to $26,923 and is being charged directly to interest expense.

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

On December 14, 2006, the Company’s stockholders voted to approve the Company’s 2006 Nonqualified Stock Option Plan which resulted in the grant of  7,805,000 stock options (Note 8).  Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 1,932,088 shares to an aggregate of up to 27,458,969 shares. The fair value of the additional Senior Warrants amounted to $298,490 and is being charged directly to interest expense.

On December 19, 2006, the Company entered into a satisfaction and release agreement to terminate the earn-out payment obligations under the Asset Purchase Agreement entered into between the Company and AMR Networks, LLC in exchange for issuing shares of the Company’s common stock having a value of $100,000.  The company issued 677,966 shares of common stock of $0.147 based on the average trading price for the proceeding 15 day period The Company also retired 30,000 shares that were originally issued and held in escrow pursuant to the earn-out provision in the original agreement. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon their exercise was increased by 159,506 shares to an aggregate of up to 27,618,475 shares. The fair value of the additional Senior Warrants amounted to $22,254 and is being charged directly to interest expense.

On December 31, 2006, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $257,160 for the period ended December 31, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 1,285,798 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 319,443 shares to an aggregate of up to 27,937,919 shares. The fair value of the additional Senior Warrants amounted to $47,763 and is being charged directly to interest expense.

On January 12, 2007, the Company’s Board granted to certain new employees options to purchase an additional 1,160,000 stock options under the 2006 Plan at an exercise price of $0.14 per share. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon its exercise will increase by approximately 278,252 shares net of canceled options. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 288,190 shares to an aggregate of up to 28,226,109 shares. The fair value of the additional Senior Warrants amounted to $40,126 and is being charged directly to interest expense.

On March 31, 2007, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $260,446 for the period ended March 31, 2007 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 1,302,230 shares at a conversion price of $0.20 per share.. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 212,000 shares net of warrant terminations and forfeited options for the period to an aggregate of up to 28,438,109 shares. The fair value of the additional Senior Warrants amounted to $21,097 and is being charged directly to interest expense.

The amortization of the combined $6,700,000 debt discount in connection with the Senior Note Senior Warrants has accreted to approximately $1,660,000 as of March 31, 2007 for which approximately $1,285,000 is included as a component of interest expense in the accompanying statement of operations for the nine months ended March 31, 2007. The aggregate expense with respect to the incremental number of shares issuable under the Senior Warrants that was not recorded as additional note discount amounted to $709,396 during the nine months ended March 31, 2007.

Junior Notes

Under the Note Purchase Agreement, the Company issued a Junior Secured Convertible Note to the Junior Lender (the Junior Lender and the Senior Lenders are referred to collectively as the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”). The interest rate for the Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which forms of payment are at the Company’s election for the first three years. Interest is payable quarterly in arrears beginning June 30, 2006, unless the Company chooses to pay the interest in kind option, in which case the interest will be added to the principal amount of the Junior Note during the period in which the Company makes such election. The aggregate principal will be payable at the maturity date of March 1, 2011unless the Notes are converted into shares of the Company’s common stock. The Junior Note is convertible into common stock of the Company at any time at the election of the holder at a conversion price of $0.20 per share of common stock. The Junior Note issued to the Junior Lender is convertible into 15,000,000 shares of the Company’s common stock, assuming the interest thereon is paid in cash. The Company is restricted from prepaying any or all of the Junior Notes prior to March 1, 2010 without the consent of the holder of the Junior Notes, which consent is at the sole discretion of the note holder.

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

On June 30, 2006, the Company elected to pay contractual interest on all the Junior Notes in kind and recorded an aggregate interest charge of $136,932 for the period ended June 30, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 684,658 shares of the Company’s common stock.

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

On September 30, 2006, the Company elected to pay contractual interest on all the Junior Notes in kind and recorded an aggregate interest charge of $150,585 for the period ended September 30, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 752,927 shares of the Company’s common stock.

On December 31, 2006, the Company elected to pay contractual interest on all the Junior Notes in kind and recorded an aggregate interest charge of $257,160 for the period ended December 31, 2006 which was added to the respective principal amount of the notes. The interest added to the principal amount is convertible at $0.20 per share into 1,285,798 shares of the Company’s common stock.

On March 31, 2007, the Company elected to pay contractual interest on all the Junior Notes in kind and recorded an aggregate interest charge of $260,446 for the period ended March 31, 2007 accreting the principal amount of the notes to $7,805,123. The total contractual interest paid in kind for the nine month period ended March 31, 2007 is $668,211 and is included as a component of interest expense. The interest added to the principal amount is convertible at $0.20 per share into 1,302,230 shares of the Company’s common stock.

The Company evaluated, at each quarterly interest payment date in which it elected to pay the interest in kind, whether it was required to record additional debt discount in connection with the noteholder's option to convert such interest into common stock. In accordance with EITF 00-27, the Company determined that the measurement date for recording interest paid in kind is the interest payment since the option to pay the interest is kind is discretionary. Accordingly, the Company determined that its is not necessary to record any discounts because the fair value of the the common stock at each interest payment date was less then the conversion price embedded in this obligation.

The combined debt discount pursuant to the Junior Notes of March 8, 2006 and June 15, 2006 was $3,400,000. Amortization of the discount has accreted to approximately $721,000 as of March 31, 2007 for which approximately $514,000 is included as a component of interest expense in the accompanying statement of operations for the nine months ended March 31, 2007.

Junior and Senior Notes and Senior Warrants Registration Rights

The Note Purchase Agreement relating to the issuances of the Junior and Senior Notes provide the note holders with demand registration rights that required the Company, within 30 days of such demand, to file a registration statement covering the resale of shares underlying the convertible notes and senior note warrant and to cause such registration to be declared effective within 90 or 120 days (depending on the circumstances) thereafter. Such registration rights provide for the Company to pay a share based penalty in an amount equal to 2% of the shares registrable under the agreement until such time that the Company becomes compliant or the registrable shares may be sold without registration or restriction under Rule 144. The fair value of the registration rights agreement is insignificant to the Company’s financial statements. The amount of shares issuable under this penalty provision is contractually limited to an amount that may not exceed the authorized but unissued shares of the Company’s common stock.

The Company filed a required registration statement that became effective February 14, 2007.  The Company plans to file another registration statement to cover the resale of additional shares underlying the convertible notes and senior note warrants that were not included in the February 14, 2007 registration statement.

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

During the nine month period ended March 31, 2007, the Company sold approximately $41,914,000 of its product revenue under the terms of the APLA agreement and approximately $13,652,000 of its service revenue under the terms of the APA agreement and incurred aggregate fees of approximately $1,086,000 which is included as a component of interest expense in the accompanying statement of operations.

8.              STOCKHOLDERS’ EQUITY

At June 30, 2006 there were 55,180,586 shares of the Company’s common stock issued and outstanding.

A reconciliation of the Company’s common shares issued and outstanding during the nine month period from June 30, 2006 through March 31, 2007 is as follows:

Summary Reconciliation of Shares Issued and Outstanding
as of March 31, 2007

Common Stock
Balance — June 30, 2006	55,180,586

Common stock issued to directors	235,294
Common stock issued to employees	1,176,471
Common stock issued to SSS	1,485,148
Common stock issued on AMR earn-out, net	647,966
Common stock issued upon exercise of warrants	47,349
Retirement of treasury stock	(537,825)

Balance — March 31, 2007	58,234,989

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

On August 14, 2006, the Company repurchased 537,825 shares of stock held by an investor at a price of $0.20 per share.  These shares were retired by the unanimous written consent of the Board of Directors on December 29, 2006.

On October 27, 2006, the Company entered into an Asset Purchase Agreement with Sensible Security Solutions Inc.  As part of the consideration, the Company issued to SSS, and Paul Saucier, an individual and 100% owner of SSS, 1,485,148 shares of the Company’s common stock based upon the per share fair value in accordance with EITF 99-12 (see Note 4).

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

On February 16, 2007, an investor converted 50,751 warrants in a cashless exercise to 47,349 shares of the Company’s common stock.

9.              SHARE-BASED PAYMENT ARRANGEMENTS

1997 Plan

In November 1997 the Company’s Board of Directors authorized the adoption of the 1997 Stock Option Plan for non-employee Directors. The 1997 Plan provided for the grant of up to 30,000 stock options at an exercise price of 100% of the fair value of the Company’s common stock on the date of grant. During the nine months ended March 31, 2007, all remaining options under this plan expired and no further grants will be made.

2000 Plan

On August 14, 2000, the Company assumed the Data Systems Network Corp Stock Option Plan in connection with a business combination. Options granted under this Plan were either ISO’s or NSO’s. No further options may be granted under the Data Systems Plan. Options granted under this plan expire at various times until 2010. During the nine months ended March 31, 2007, 177 options expired and options to purchase 5,764 shares of the Company’s Series A Preferred stock at an average exercise price of $22.95 per share remain outstanding. Each share of Series A Preferred issuable upon the exercise of these options is convertible into 2.5 shares of the Company’s common stock.

2001 Plan

In 2001, the Company’s Board of Directors authorized the adoption of the 2001 Employee Stock Option Plan. The 2001 plan, as amended, provides for the grant of up to an aggregate 400,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. During the nine months ended March 31, 2007, 27,925 options were forfeited and options to purchase 86,300 shares of the Company’s common stock under this plan at an average price of $6.34 per share remain outstanding.

2005 Plan

In May 2005, the Company’s Board of Directors authorized the adoption of the 2005 Employee Stock Option Plan. The 2005 plan, as amended, provides for the grant of up to an aggregate 3,000,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. During the nine months ended March 31, 2007, 100,000 options were cancelled by the Company’s Chief Executive Officer and options to purchase a remaining 2,110,000 shares of the Company’s common stock under this plan at an average price of $0.18 per share remain outstanding.

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

On December 14, 2006, at our Annual Meeting of Stockholders, the Company’s stockholders voted to approve the 2006 Plan and the exercise price was determined to be $0.155 per stock option.

On January 12, 2007, the Company’s Board granted to certain new employees options to purchase an additional 1,160,000 stock options under the 2006 Plan at an exercise price of $0.14 per stock option.

As of March 31, 2007, options to purchase an aggregate of up to 8,655,000 were issued and outstanding under the 2006 plan as 310,000 granted options were cancelled due to employee turnover prior to the completion of the initial vesting period. In accordance with SFAS 123R, the Company recognized compensation costs on a prorated basis according to the service inception dates of the grants in the amount of $193,900 during the nine months ended March 31, 2007.

Share Based Payments

On July 1, 2006 the Company (under its 2005 Plan) granted to two non-employee directors options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share, each with a five year term and an aggregate fair value of $288,000. Assumptions relating to the estimated fair value of these stock options, which the Company estimated using the Black Sholes option pricing model, are as follows: risk—free interest rate of 5.26%; expected dividend yield zero percent; expected option life of five years; and current volatility of 109.24%.  As of March 31, 2007, there are options to purchase 2,110,000 shares of common stock at an average price of $0.18 per share.

On December 14, 2006 the Company received shareholder approval for its 2006 option plan and granted to employees options to purchase an aggregate of 7,805,000 of its common stock at $0.155 per share each with  a five year term and a three-year vesting period from the service inception date.   The aggregate fair value of the stock options amounted to $858,550.  Assumptions relating to the estimated fair value of these stock options, which the Company estimated using the Black Sholes option pricing model are as follows: risk—free interest rate of 4.97%; expected dividend yield zero percent; expected option life of five years; and current volatility of 86.56%.

On January 12, 2007, the Company’s Board granted to certain new employees options to purchase an additional 1,160,000 stock options under the 2006 Plan at an exercise price of $0.14 per share. As of March 31, 2007, 310,000 granted options were cancelled due to employee turnover prior to the completion of the initial vesting period. The aggregate fair value of the stock options amounted to $114,840. Assumptions relating to the estimated fair value of these stock options, which the Company estimated using the Black Sholes option pricing model are as follows: risk—free interest rate of 5.06%; expected dividend yield zero percent; expected option life of five years; and current volatility of 85.86%.

As described above, the fair value of awards granted during the nine month period ended March 31, 2007 was estimated at the dates of grant using the Black-Scholes option pricing model. For purposes of performing the calculation under the Black-Scholes model, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and initiatives to conserve capital resources. Accordingly, expected dividend yields are currently zero. Expected volatility is principally based on the historical volatility of the Company’s stock.

The expensing of share based payments in future periods (expectations of vesting) is based upon all available data including historical cancellations and forfeitures of stock options and current employee turnover as it occurs. The Company expects approximately 70% of the employee stock options will vest. The Company will prospectively monitor employee terminations, exercises and other factors that could affect the development of its expectations of vesting of options in future periods.

A summary of option activity for the nine months ended March 31, 2007 is as follows:

Options_	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	231,166	5.33
Granted	11,065,000	0.16
Exercised	—	—
Forfeited or expired	(439,102)	1.31
Outstanding at March 31, 2007	10,857,064	0.22	8.41	—
Exercisable at March 31, 2007	2,202,064	0.48	4.37	—

The weighted-average grant date fair value of options granted during the nine moths ended March 31, 2007 amounted to $0.16 per share. The weighted average remaining contractual term of options outstanding gives effect to employee terminations which, under the provisions of the plans reduces the remaining life of such vested options to a period of 90 days following the respective dates of such terminations.

The aggregate fair value of grants under the 2006 Plan amounted to approximately $936,000. The company recognized stock based compensation cost on a prorated basis amounting to approximately $527,000 for the nine months ended March 31, 2007. Unrecognized unamortized compensation cost amounted to approximately $700,000 and will be amortized incrementally over a weighted average remaining vesting period of 2.4 years. The total stock based compensation expense for the nine months ended March 31, 2007 was $767,000; $445,000 is included as a component of general and administration expenses and $322,000 is included as a component of selling expenses.

The Company did not modify any stock options granted to employees or non employees under any of its share-based payments other than having accelerated the vesting of options granted prior to July 1, 2005 effective July 1, 2005. In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have optionees exercised any options during the nine months ended March 31, 2007.

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

On October 27, 2006, the Company’s Canadian wholly owned subsidiary entered into a three-year employment Agreement with Paul Saucier, the individual owner of SSS.  The agreement stipulates a base salary of $180,000 USD eligibility for stock based compensation and customary benefits. Under the agreement, the Company is obligated to continue the earn-out provision of the Asset Purchase Agreement regardless of the continued employment status of Mr. Saucier.  The employment agreement also stipulates a separate performance bonus program contingent upon continued employment and severance compensation in the event of termination without cause.

11.       CONCENTRATIONS

At March 31, 2007, three vendors accounted for approximately 41% of the gross accounts payable balance. Two of these vendors provide outside consulting services for the Company. The Company views all of its strategic partners as vital to their operations for which the loss of either of these vendors could result in a temporary disruption in service to various customers. The Company believes it has access to alternative vendors and resources to replace either vendor in the event of a disruption. The third vendor is a one-time non APLA product order.

12.       DISCONTINUED OPERATIONS

During 2003, the Company disposed of its non-emergency transportation business.  At March 31, 2007, the total remaining liabilities of discontinued operations was $258,000.

13.       BUSINESS SEGMENTS

The Company completed its transition out of its former Business Process Outsourcing Services (“BPO”) Segment during the quarter ended June 30, 2006.  Accordingly, the Company’ operated within a single segment, the Information Technology (“IT”) Solutions Segment, during the nine months ended March 31, 2007.

The acquisition of SSS has provided the Company greater density in our core securities practice and increased our overall presence in the Canadian market.  As of the March 31, 2007, our wholly owned subsidiary, DynTek Canada Inc. had total assets of approximately $2,630,000 and total revenue of approximately $5,103,000 and a net loss of approximately $82,000 for the nine month period ended March 31, 2007.

Segment information relating to the Company’s operations for the three and nine months ended March 31, 2007 and 2006, respectively, is as follows:

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Solutions	Total
Three months ended March 31, 2007
Sales to external customers	$—	$20,487	$20,487
Depreciation and amortization expense	—	805	805
Net loss from operations	—	(784)	(784)
Interest expense	—	1,473	1,473
Total assets	—	31,067	31,067
Capital expenditures	—	26	26

Three months ended March 31, 2006
Sales to external customers	$814	$13,482	$14,296
Depreciation and amortization expense	—	632	632
Net income (loss) from operations	(16)	(4,815)	(4,831)
Interest expense	—	2,070	2,070
Total assets	228	38,343	38,571
Capital expenditures	—	6	6

Nine months ended March 31, 2007
Sales to external customers	$—	$60,787	$60,787
Depreciation and amortization expense	—	2,177	2,177
Net loss from operations	—	(2,426)	(2,426)
Interest expense	—	4,963	4,963
Total assets	—	31,067	31,067
Capital expenditures	—	190	190

Nine months ended March 31, 2006
Sales to external customers	$2,763	$53,812	$56,575
Depreciation and amortization expense	35	1,977	2,012
Net income (loss) from operations	64	(7,633)	(7,569)
Interest expense	—	5,563	5,563
Total assets	228	38,343	38,571
Capital expenditures	—	179	179

14.       SUBSEQUENT EVENTS

On April 13, 2007, the Company entered into a Junior Secured Convertible Note Purchase Agreement (the “Junior Note Purchase Agreement”) with the Junior Lender pursuant to which the Company issued to the Lender a Junior Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 (the “Note”) in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Interest rate for the Note is 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of April 13, 2012, and interest will be payable quarterly in arrears beginning

June 30, 2007, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Junior Note during the period that the Company continues such election. The Junior Note may be converted into common stock of the Company at any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments set forth therein.  Proceeds from the issuance of the Note will be used to finance current operations, fund potential acquisitions and for general corporate purposes.

At any time until the Junior Note has been repaid in full, the Company may, at its sole option, redeem a portion of the outstanding principal amount of the Junior Note, from time to time, or the entire outstanding principal amount of the Junior Note, plus any and all accrued but unpaid interest on such principal amount, through the date of repayment (such entire outstanding principal amount, plus all such accrued but unpaid interest, hereinafter referred to for purposes of this Junior Note Purchase Agreement as the “Redemption Amount”) by paying to the holder of the Note: (i) 113% of the Redemption Amount if the date of repayment occurs any time prior to or on the first anniversary of the Closing Date; (ii) 109.75% of the Redemption Amount if the date of repayment occurs any time after the first anniversary of the Closing Date but prior to or on the second anniversary of the Closing Date; (iii) 106.50% of the Redemption Amount if the date of repayment occurs any time after the second anniversary of the Closing Date but prior to or on the third anniversary of the Closing Date; (iv) 103.25% of the Redemption Amount if the date of repayment occurs any time after the third anniversary of the Closing Date but prior to or on the fourth anniversary of the Closing Date; and (v)  100.00% of the Redemption Amount if the date of repayment occurs any time after the fourth anniversary of the Closing Date but prior to or on April 13, 2012.

Neither the Junior Note nor the shares of common stock issuable upon conversion of the Junior Note have been registered under the Securities Act, and the foregoing may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. With respect to all or any part of the shares of common stock issuable by the Company upon the conversion of the Junior Note (collectively, the “Registrable Securities”), the Company granted to the Junior Lender piggyback registration rights in the event that the Company decides to register any of its securities for its own account or for the account of others, subject to certain exceptions as provided in Junior Note Purchase Agreement.  Such piggyback registration rights expire on April 13, 2012.  If, on or after April 13, 2008, the Registrable Securities have not been registered by the Company pursuant to a piggyback registration, then the Junior Lender shall have the right, subject to certain exceptions as provided in the Junior Note Purchase Agreement, to request that the Company effect a registration covering the resale of any Registrable Securities that have not been previously registered pursuant to a piggyback registration.

Payment of all principal and interest under the Junior Note, as well as performance thereunder of the obligations of the Company are secured by a perfected security interest under a Security and Pledge Agreement entered into on April 13, 2007, by and among the Company and the Junior Lender (the “Security Agreement”).  The Security Agreement grants to the Junior Lender a lien to substantially all assets of the Company, which lien is subordinated to the perfected security interest held by certain other lenders as described therein.

As a result of the issuance of the Junior Note, the conversion price of each of those certain Junior Secured Convertible Promissory Notes issued to the Junior Lender on March 8, June 15 and September 26, 2006, has been reduced from $0.20 to $0.175 in accordance with the antidilution provisions contained therein and will effectively increase the number of shares issuable to the holders of the Senior Warrants upon their exercise by 5,575,088 shares.  In accordance with the decrease in the exercise price, the intrinsic value of the embedded conversion option related exclusively to the June 15, 2006 Junior Note, convertible into 5,000,000 shares, increased from $0.08 per share to $0.105 per share, increasing the recordable discount from $400,000 to $600,000.  The additional $200,000 discount will be amortized over the remaining term of the note. The March 8, 2006 Junior Note has previously been fully discounted and the September 26, 2006 Junior Note’s reduced conversion price was not beneficial because the fair value of the stock was less than the reduced conversion price.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performance or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  See below and a discussion of such risks and factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the SEC.  Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “endeavor,”  “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Readers should carefully review those risks, as well as additional risks described in this report and other documents we file from time to time with the SEC.  Potential risks and uncertainties include, among other things, such factors as:

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

•                  Other risks detailed in our filings with the SEC.

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

We provide a broad range of multi-disciplinary IT solutions that address the critical business needs of our clients, including IT security, converged networking (including voice-over-internet-protocol “VOIP”), application infrastructure, and access infrastructure.  Our primary US operations are located in four of the top ten largest IT spending states: California, New York, Florida, and Michigan.  We deliver complex infrastructure technology solutions through teams of professional consultants in close geographic proximity to our clients.  Members of our technical and consulting services team have advanced certifications with leading vendor-manufacturers, including Microsoft, Cisco, McAfee and Citrix.   As a professional services firm and value-added reseller of hardware and software from leading manufacturers, we help organizations assess, design, build, implement, manage and support their technology infrastructure.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Nine Months Ended March 31,
	2007	2006
Product Revenue	72%	67%
Service Revenue-Information Technology	28%	28%
Service Revenue-Business Process Outsourcing	—%	5%

Cost of Products	85%	89%
Cost of Service-Information Technology	71%	76%
Cost of Service-Business Process Outsourcing	—%	80%

Gross profit	19%	15%

SG & A	19%	25%
Interest expense	8%	10%
Loss from continuing operations	(12)%	(39)%
Gain from discontinued operations	—%	1%
Net Income (loss)	(12)%	(38)%

Nine months ended March 31, 2007 and March 31, 2006

Revenues. For the nine months ended March 31, 2007, our revenues increased to approximately $60,787,000 from approximately $56,575,000 for the nine months ended March 31, 2006. This $4,212,000, or 7%, increase is principally attributable to an increase of $4,248,000 in our Canadian subsidiary following the October 2006 acquisition of SSS, an increase in new business of $1,098,000 related to our TekConnect acquisition, and net growth of $1,629,000 in the other regions of our IT Solutions; offset by a decrease of $2,763,000 of revenues due to the elimination of the Business Process Outsourcing (“BPO”) business.

Our product sales increased from $37,953,000 during the nine months ended March 31, 2006 to $43,717,000 during the nine months ended March 31, 2007. The increase of $5,764,000, or 15%, resulted from approximately $3,847,000 in new product sales within our securities practice in our Canadian operation following the SSS acquisition in October 2006, a decrease of $2,348,000 in our Southwest region due to a high concentration of non-repetitive commercial accounts, and an increase of $4,265,000 in the combined IT Solutions sales from all other regions particularly in the government related sector.

Our services revenues decreased from $18,622,000 during the nine months ended March 31, 2006 to $17,070,000 during the same period in fiscal year 2007, a decrease of $1,552,000 or 8%. This decrease resulted from the elimination of $2,763,000 from our BPO business segment from the prior year, offet by a net increase of $808,000 in IT service revenue from all other regions combined, as well as the delivery and recognition of $403,000 of pre-existing service support obligations assumed in the TekConnect acquisition.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

	For the Nine Months ended March 31
REVENUES	2007	2006	Percentage change	Amount
Product	$43,717	37,953	15%	5,764

Service	17,070	18,622	(8)%	(1,552)

Total	60,787	56,575	7%	4,212

Our customers are primarily state and local government entities, educational institutions, and mid-sized corporations in diversified industries. For the nine months ended March 31, 2007, 42% of our revenues were derived from commercial clients, compared to 39% from government agencies and 19% from educational institutions. For the nine months ended March 31, 2006, 56% of our revenues were derived from commercial clients, compared to 35% from government agencies and 9% from educational institutions.

Gross profit. Gross profit increased from $8,411,000 in the nine months ended March 31, 2006 to $11,370,000 in the nine months ended March 31, 2007, an increase of 35%. Total gross margin for the nine months ended March 31, 2007 was 19%, compared to 15% for the similar period in the prior fiscal year. Our services margin increased from 23% in 2006 to 29% in 2007 due to improved margins created through increased internal resource utilization, especially in our Southwest region. Our product margin increased from 11% to 15%. The increase in overall product gross margin is primarily the result of new, higher margin business within all of our operating regions. We will continue to focus on improving our overall level of service utilization with respect to consultants throughout the Company, and a greater mix of higher-end services.  We believe that our product margins will continue to be subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide.  We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and application delivery.  There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses decreased to approximately $3,304,000 for the nine months ended March 31, 2007, from approximately $4,301,000 for the nine months ended March 31, 2006. As a percent of revenues, general and administrative expenses decreased 5% for the period ended March 31, 2007 compared to 8% for the nine months ending March 31, 2006. During the period ended March 31, 2007, an aggregate $445,000 in non-cash stock based compensation expense was incurred which included (i) $40,000 in stock grants to two non-employee board members, (ii) $288,000 in fully vested stock option grants, and (iii) $117,000 in employee stock options expense under the 2006 Plan, calculated using a black scholes pricing model on the fair value of the options on the date granted. A similar charge was not incurred during the same period in 2006. Accordingly the decrease in general and administrative expenses in 2007 compared to 2006, excluding the effects of stock based compensation, was approximately $1,442,000 as a result of restructuring and cost reduction programs that we implemented in fiscal year 2005 and fiscal year 2006.

Selling costs decreased to approximately $8,316,000 for the nine months ended March 31, 2007 from $9,667,000 in the nine months ended March 31, 2006. As a percent of revenues, selling expenses declined from 17% to 14% in the nine months ended March 31, 2007 compared to the same period in 2006. During the nine month period ended March 31, 2007, a $200,000 of stock based compensation expense was incurred for a stock grant issued in July 2006 and $122,000 in employee stock options under the 2006 Plan.  During the nine month period ended March 31, 2006, a $205,000 charge was incurred for the accelerated vesting of employee stock options issued primarily to sales personnel. Accordingly the decrease in selling costs in 2007 compared to 2006, excluding the effects of stock based compensation, was approximately $2,326,000 as a result of restructuring and cost reduction programs in two of our IT Solutions operating regions that we undertook beginning in fiscal year 2005; offset by increased selling costs of $858,000 pursuant to our two acquisitions during the quarter ended December 31, 2006.

Depreciation and amortization expense. Depreciation and amortization expense increased to approximately $2,177,000 for the nine-month period ended March 31, 2007, from approximately $2,012,000 during the same period in the prior year. The increase is primarily due to an increase in the amortization of customer lists from the SSS and TekConnect acquisitions completed in fiscal year 2007.

Interest expense. Interest expense for the nine months ended March 31, 2007 decreased to $4,963,000, as compared to $5,563,000 for the nine months ended March 31, 2006. The decrease is primarily due to significantly lower non-cash interest for the nine months ended March 31, 2007, particularly during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 when the company went through its recapitalization which included the retirement of certain debt and related discounts and debt financing costs. During the period ended March 31, 2007, total non-cash interest charges amounted to $3,385,000 which includes the amortization on the debt discounts on the Senior Notes of approximately $1,285,000 as well as approximately $710,000 of non-cash interest related to the fair value of the issuable Senior Note warrants in excess of the carrying value of the Senior Notes.  The non-cash interest amortization on the debt discounts on the Junior Notes was approximately $514,000. During the nine months ended March 31, 2007, the Company elected to pay in kind of approximately $588,000 of interest on the Senior Notes and approximately $668,000 on the Junior Notes. Amortization of deferred financing fees amounted to approximately $70,000. In addition to non cash interest expense, the Company incurred fees on the APA and APLA agreements were approximately $1,086,000 and miscellaneous charges of $42,000.

During the period ended March 31, 2006, we incurred approximately 3,970,000 of total non-cash interest inclusive of $1,742,000 in non-cash interest charges resulting from the reduction in the conversion price of our 9% Notes, $169,000 in non-cash interest charges resulting from the reduction in warrant exercise prices under warrants issued to holders of our 9% Notes and $50,000 in non-cash interest charges resulting from the reduction in warrant exercise price of the warrant issued to Laurus; year to date non-cash interest amortization on the debt discounts of $162,000 on the Laurus Note, and $427,000 on the 9% Notes; and the retirement of the balances on deferred financing costs of $509,000 on the 9% Notes and $527,000 on the Laurus Note.  Additional deferred financing costs in the aggregate of approximately $124,000 on the Bridge Notes, the Senior Notes, and the Junior Note. Also included was $112,000 of non-cash interest converted to equity due on the ITI Notes, $39,000 of non-cash interest converted to equity due on the 9% Notes, and $109,000, of non-cash interest converted to equity due on the Bridge Notes. In addition to non cash interest expense, we incurred fees on the APA and APLA agreements and additional contractual interest on various Notes amounting to approximately $1,593,000.

Other Income (expense). During the nine months ended March 31, 2007, other income was insignificant.  However, during the nine months ended March 31, 2006, we recorded a net non-cash loss on the extinguishment of debt obligations in the aggregate of $8,521,000. We recorded a loss of $9,401,000 based on the difference between the fair value of the equity instruments issued under the Conversion and Settlement Agreements as of March 8, 2006 and the conversion price per share for the ITI Notes and the 9% Notes wherein the note holders irrevocably cancelled their notes for the contractual right to receive shares of our common stock upon the date immediately following the effective date of our contemplated 1 for 10 reverse stock split which occurred on June 5, 2006.

During the nine months ended March 31, 2006, we recorded a net gain of approximately $880,000 in connection with settling trade debts of approximately $1,947,000. Settlement of these debts in one time cash payments amounted to approximately $725,000, effectuating a one-time gain of $1,222,000; offset by a $342,000 loss on the extinguishment of the debt as we also entered into Conversion and Settlement Agreements with certain trade payable creditors to convert outstanding debt balances in the aggregate of approximately $171,000 into 8,541,650 shares of common stock at a conversion price of $0.02 per share based on the difference between the (a) fair value of 8,541,650 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $171,000 at the conversion price of $0.02 per share.

Also, during the nine months ended March 31, 2006, we recorded a one-time expense of $505,043 on an investment deemed to have no recoverable value.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Nine Months ended March 31,
OPERATING	Dollars		Percentage of Revenues
EXPENSES	2007	2006	2007	2006
Selling	8,316	9,667	14%	17%

General & Administrative	3,304	4,301	5%	8%

Depreciation & Amortization	2,177	2,012	4%	4%

Total	13,797	15,980	23%	28%

Net loss. Our net loss for the nine months ended March 31, 2007 was $7,433,000 compared to a net loss of $21,634,000 for the nine months ended March 31, 2006. The net loss during the nine months ended March 31, 2007 includes depreciation and amortization expense of $2,177,000, non-cash option expense of $767,000, interest expense of $4,963,000 (including a non-cash portion of $3,835,000).

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

Discontinued Operations. Income from discontinued operations was $513,000 for the nine months ended March 31, 2006. The Company did not have any income from discontinued operations during the nine months ended March 31, 2007.

 Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Three Months Ended March 31,
	2007	2006
Product Revenue	71%	66%
Service Revenue-Information Technology	29%	29%
Service Revenue-Business Process Outsourcing	—%	5%

Cost of Products	84%	92%
Cost of Service-Information Technology	71%	94%
Cost of Service-Business Process Outsourcing	—%	84%

Gross profit	20%	8%

SG & A	15%	37%
Interest expense	4%	14%
Loss from continuing operations	(4)%	(112)%
Gain (loss) from discontinued operations	—%	2%
Net income (loss)	(11)%	(110)%

Three months ended March 31, 2007 and March 31, 2006

Revenues. For the three months ended March 31, 2007, our revenues increased to approximately $20,487,000 from approximately $14,296,000 for the three months ended March 31, 2006. This $6,191,000, or 43% increase is attributable to an increase of $7,005,000 in our IT solutions business. The IT solution’s increase was comprised of an increase in our Canadian operations of $2,015,000 as a result of the acquisition of SSS in October 2006, an increase in new business of $645,000 related to our TekConnect acquisition, and a combined increase if $4,345,000 from all other regions, especially in the government sector; offset by the reduction of revenues of $964,000 from the transition of our former BPO business.

 Our product sales increased from $9,370,000 during the three months ended March 31, 2006 to $14,581,000 during the three months ended March 31, 2007. The $5,211,000, or 56%, increase resulted primarily from a $1,852,000 increase in new securities practice product revenue in our Canadian operations from the SSS acquisition in October 2006 and a combined increase if $3,359,000 from all other regions, especially in the government sector.

Our services revenues increased from $4,926,000 during the three months ended March 31, 2006 to $5,906,000 during the same period in 2006. This increase of $980,000, or 20%, resulted from an increase in new business of $505,000 related to our TekConnect acquisition, an increase of $1,289,000 in IT Solutions service revenue from all other regions combined; offset by a $814,000 decrease in service revenues related to the transitioned BPO segment.

The following table sets forth for the periods presented information derived from our consolidated statements of operations (in thousands):

	For the Three Months ended March 31
REVENUES	2007	2006	Percentage change	Amount
Product	$14,581	9,370	56%	5,211

Service	5,906	4,926	20%	980

Total	20,487	14,296	43%	6,191

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the three months ended March 31, 2007, 43% of our revenues were derived from commercial clients, compared to 45% from government agencies and 12% from educational institutions. For the three months ended March 31, 2006, 36% of our revenues were derived from commercial clients, compared to 30% from government agencies and 11% from educational institutions.

Gross profit. Total gross profit increased from $1,108,000 in the quarter ended March 31, 2006 to $4,031,000 in the quarter ended March 31, 2007, an increase of 264%, as result of a 43% increase in total revenue. Total gross margin as a percentage of sales increased from 8% for the three months ended March 31, 2006 to 20% for the three months ended March 31, 2007. Service margins climbed from 8% to 29%, primarily due a greater mix of higher-end services in our IT solutions segment, the elimination of lower margin BPO services, and continued improvement and considerably higher utilization of our internal consultants compared to the three months ended March 2006.

Our overall product margin improved from 8% for the quarter ended March 2006 to 16% for the quarter ended March 2007. The increase in overall product gross margin is primarily due to a higher margin product mix in our product offerings in our Canadian acquisition, as well as in our core historical IT solutions offerings, and in our vendor partnership programs compared to the March quarter in 2006. Also, during the three months ended March 31, 2006, we incurred a one time inventory valuation loss of $223,000 amounting to approximately 2% of product sales. Although we have improved our service margins, and will seek opportunities to make further improvements, product margins in particular are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We intend to continually meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings on relatively higher margin practice areas, including security solutions, VOIP, and application delivery. There can be no assurance that we will be able to improve profit margins over an extended period, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling, general and administrative expenses. General and administrative expenses declined by 49%, to approximately $928,000 for the three months ended March 31, 2007, from approximately $1,816,000 for the three months ended March 31, 2006. As a percent of revenues, general and administrative expenses declined from 13 to 5%. This decrease is mainly the result of one-time costs that occurred during the three month period ended March 31, 2006, such as restructuring and reorganization costs of approximately $450,000, an increase in legal expenses of $100,000, and additional audit fees incurred of $137,000. During the three months ended March 2007, the Company incurred $23,000 stock-based compensation expense. A similar charge was not incurred during the same period in 2006.

Selling expenses decreased to approximately $3,083,000 for the three months ended March 31, 2007 from $3,491,000 in the three months ended March 31, 2006.  The 12% decrease for the period ended March 31, 2007 is primarily due to the absence of one-time restructuring and cost reduction programs that we implemented during the three months ended March 31, 2006. During the three month period ended March 31, 2007, approximately $67,000 in employee stock-based compensation expense was incurred. During the three month period ended March 31, 2006, a similar charge was not incurred.

Depreciation and amortization expense. Depreciation and amortization expense increased to approximately $805,000 for the three-month period ended March 31, 2007, from approximately $632,000 during the same period in the prior year. The increase is primarily due to an increase in the amortization of customer lists from the SSS and TekConnect acquisitions completed in fiscal year 2007.

Interest expense. Interest expense for the three months ended March 31, 2007 declined to $1,473,000, as compared to $2,070,000 for the three months ended March 31, 2006. This decrease is primarily due to less non-cash interest incurred during the three months ended March 31, 2007. Non-cash interest for the period ended March 31, 2007 was approximately $1,147,000. Non-cash interest charges include the amortization on the debt discounts on the Senior Notes which was approximately $433,000 with approximately $61,000 of non-cash interest related to the fair value of the issuable Senior Note warrants in excess of the carrying value of the Notes.  The non-cash interest amortization of the debt discounts on the Junior Notes was approximately $172,000. During the three months ended March 31, 2007, the Company elected to pay in kind approximately $198,000 of interest on the Senior Notes and approximately $260,000 on the Junior Notes. Amortization of deferred financing fees amounted to approximately $23,000. In addition to non cash interest expense, we incurred fees on the APA and APLA agreements of approximately $321,000 and miscellaneous charges of $5,000.

During the three months ended March 2006,  non-cash interest includes amortization on the debt discounts of $130,000 on the Laurus Note, and $340,000 on the 9% Notes; and the retirement of the balances on deferred financing costs of $372,000 on the 9% Notes, and $378,000 on the Laurus Note. Additional deferred financing costs in the aggregate of approximately $119,000 on the Bridge Notes, the Senior Notes, and the Junior Note Also included was $112,000 of non-cash interest converted to equity due on the ITI Notes, $39,000 of non-cash interest converted to equity due on the 9% Notes, and $109,000, of non-cash interest on the Bridge Notes. In addition to non cash interest expense, we incurred fees on the APA and APLA agreements and additional contractual interest on various Notes amounting to approximately $471,000.

Other Income (expense). During the three months ended March 31, 2007, other income was insignificant.  However, during the three months ended March 31, 2006, we recorded a net non-cash loss on the extinguishment of debt obligations in the aggregate of $8,521,000. We recorded a loss of $9,401,000 based on the difference between the fair value of the equity instruments issued under the Conversion and Settlement Agreements as of March 8, 2006 and the conversion price per share for the ITI Notes and  the 9% Notes wherein the note holders irrevocably cancelled their notes for the contractual right to receive shares of our common stock upon the date immediately following the effective date of our contemplated 1 for 10 reverse stock split which occurred on June 5, 2006.

During the three months ended March 31, 2006, we recorded a net gain of approximately $880,000 in connection with settling trade debts of approximately $1,947,000. Settlement of these debts in one time cash payments amounted to approximately $725,000, effectuating a one-time gain of $1,222,000; offset by a $342,000 loss on the extinguishment of the debt as we also entered into Conversion and Settlement Agreements with certain trade payable creditors to convert outstanding debt balances in the aggregate of approximately $171,000 into 8,541,650 shares of common stock at the conversion price of $0.02 per share based on the difference between the (a) fair value of 8,541,650 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $171,000 at the conversion price of $0.02 per share.

Also, during the nine months ended March 31, 2006, we recorded a one-time expense of $505,043 on an investment deemed to have no recordable value.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

	For the Three Months ended March 31,
OPERATING	Dollars		Percentage of Revenues
EXPENSES	2007	2006	2007	2006
Selling	3,083	3,491	15%	24%

General & Administrative	928	1,816	5%	13%

Depreciation & Amortization	805	632	4%	4%

Total	4,816	5,939	24%	42%

Net loss. Our net loss for the three months ended March 31, 2007 was $2,286,000 compared to a net loss of $15,647,000 for the three months ended March 31, 2006. The loss during the three months ended March 31, 2007 includes interest expense of $1,473,000 (including a non-cash portion of $1,147,000), depreciation and amortization expense of $805,000, and non-cash stock-based compensation expense of $91,000.

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table:

	(Dollars in thousands)
	As of Mar. 31, 2007	As of June 30, 2006
Cash and cash equivalents	$979	$1,190

Working capital	$(1,183)	$43

Current ratio	0.85:1	1.01:1

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

During the nine months ended March 31, 2007, we used approximately $1,265,000 of cash in our operating activities and had a working capital deficiency of approximately $1,183,000.

We incurred a net loss of $7,433,000 for the nine months ended March 31, 2007, which includes $6,779,000 of non-cash charges resulting from $2,177,000 of depreciation and amortization, $767,000 in non-cash stock compensation expense, and $3,835,000 in non-cash interest charges.

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

On October 27, 2006, the Company, through its wholly-owned subsidiary DynTek Canada, entered into an Asset Purchase Agreement with SSS and Paul Saucier whereby it agreed to purchase substantially all of the assets of SSS. In consideration for the purchased assets, the Company agreed to pay SSS at closing a cash payment of $1,063,000 and 1,485,148 shares of the Company’s common stock, based upon a per share value of $0.202. Additional fees in connection with the acquisition of approximately $50,000 were also paid. In addition, the Company has agreed to make additional payments over a three-year period based upon the achievement of certain EBITDA performance targets.  Such payments will be paid using a combination of cash and the Company’ common stock, at the Company’s election, provided that at least half of the payments will be in cash. The earn-out provisions are based upon the achievement of EBITDA targets and are estimated to be approximately $223,000 for the period ended December 31, 2006 and approximately $410,000 for the period ended March 31, 2007, both  are classified as a current liability in accordance with SFAS No. 150. The Company intends to distribute payment, half to be paid in cash and half to be issuable in shares of the Company’s common stock at a price of $0.20 per share. On April 17, 2007, the Company made an initial cash earn-out payment of approximately $134,000.

On April 13, 2007, the Company entered into a Junior Secured Convertible Note Purchase Agreement in which the Company issued to the Junior Lender a Junior Secured Convertible Note in the aggregate principal amount of $5,000,000 (the “Note”).  The interest rate for the Note is 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of April 13, 2012, and interest will be payable quarterly in arrears beginning June 30, 2007, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Junior Note during the period that the Company continues such election. The Junior Note may be converted into common stock of the Company at any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments set forth therein. Proceeds from the issuance of the Junior Note will be used to finance current operations, fund potential acquisitions and for general corporate purposes.

We experience timing differences in its operating cash flows resulting from the fact that much of our revenues are earned near the end of each quarter and its operating expenses are incurred evenly throughout the period. The Company also experience slow collection cycles since with respect to customers that are educational and government institutions, which has been a growing area of our business.  Although the Company has experienced a low incidence of uncollectible amounts, many of its customers have historically failed to make timely payments.

Slow collections have caused the Company to incur higher fees under its accounts receivable and product financing arrangements with NETF. The Company also recently used a portion of its cash resources to acquire TekConnect and SSS. The Company, in its acquisition of TekConnect, assumed approximately $540,000 of pre-existing service obligations which have resulted in some increased costs. Although the Company uses its facility with NETF to better manage the timing differences in its operating cash flows, services related accounts receivable due from customers under its newly acquired Canadian business are ineligible for transfer. These circumstances have caused the Company to experience additional constraints on its liquidity, which are likely to continue until such time that the acquired is fully integrated.

Although the Company has made substantial efforts to accelerate collections under its Company wide operations, slow collection cycles, ongoing timing differences and efforts to integrate acquired businesses could cause the Company to seek additional outside financing. Although the Company believes that it has sufficient capital resources to sustain the business through March 31, 2008, there can be no assurance that unforeseen circumstances will not have a material affect on operations. These circumstances could require the Company to take a variety of measures to conserve and/or improve liquidity including curtailing operations; cutting costs seek additional outside financing. The Company has not secured any commitments for new financing at this time nor can it provide assurance that any new capital (if needed) will be available to it on acceptable terms, if at all.

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

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Non-Convertible Debt Obligations	7,518	—	7,518		—
Convertible Debt Obligations	12,805	—	—	12,805	—
Operating Lease Obligations	2,201	891	1,106	204	—
Total	$22,524	$891	$8,624	$13,009	$—

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

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustments if either method indicates a material error.  If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.”  The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes.  Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense.  Conversely, the net method allows a reduction to sales revenue.  If such taxes are reported gross and are significant, companies should disclose the amount of those taxes.  The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006.  The Company adopted the provisions of this EITF and accounts for the collection of sales taxes using the net method. The implementation of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

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

The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. We have experienced employee turnover in our accounting department. As a result, we have experienced difficulty with respect to our ability to record, process and summarize all of the information that we need to close our books and records on a timely basis and deliver our reports to the SEC within the time frames required under the Commission’s rules. We have recently increased the size of our staff and have reviewed assignments within our accounting department to ensure we have adequate segregation of duties.

We have also identified a specific material weakness in our ability to ensure that the accounting for our equity-based transactions is accurate and complete. Historically, we have entered into various forms of complex equity transactions involving the application of specialized accounting principles. The equity based transactions that we consummated specifically relate to stock-based compensation arrangements, issuances of complex instruments in financing transactions, modifications to embedded and free standing derivatives and settlements of debt for equity. We are evaluating certain corrective measures to provide us with the structure we need at such times that we may engage in equity based transactions. These measures could include seeking the assistance of outside specialists with expertise in these areas.

We believe these material weaknesses have resulted from liquidity constraints that caused us to focus on using our resources to implement a financial and operational restructuring plan.

We believe that any risks that may have been created as a result of these material weaknesses are partially mitigated by the fact that we have minimal assets that are subject to the risk of misappropriation. In addition, activities during our most recent reporting periods have been regularly reviewed and approved by our Chief Executive and Chief Financial Officers. However, we acknowledge that additional control procedures are necessary to ensure that all of our transactions are properly recorded, our assets are appropriately safeguarded and that we can close and report our results within the time frames required by the SEC.

As of May 21, 2007, we are presently engaged in a project to evaluate and recommend improvements in our internal systems and controls and we have added additional accounting staff.  The Company has undertaken a process improvement project aimed at improving and streamlining its internal order processing.  The initial phase was completed on March 2007.  The Company is continuing to evaluate specific improvements to be made to its internal accounting system to reduce the time we have historically needed  to provide financial reports. We also have sought out additional assistance from outside specialists through local accounting firns but have not employed any assistance as of yet.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters. On or about October 30, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint does not specify the amount of damages sought, but Pangaea had demanded in excess of $2,500,000 in preliminary communications with the Company’s counsel. The Company contends that this demand is without factual or legal basis, that the Action has no merit and is aggressively defending the Action.  Trial is scheduled for July 2008. The Company filed a motion to dismiss in response to the complaint on November 28, 2006. The Company intends to continue discussing an informal resolution. While the Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome based on the early stage of the dispute, the positions taken by Pangaea and the inherent uncertainties of litigation.

ITEM 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K filed on October 13, 2006, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Quarterly Report on Form 10-Q, and as set forth below in this Item IA. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K filed on October 13, 2006, but are not a complete list of all of our risk factors.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting for fiscal years ending after July 15, 2007.  In addition,  the company’s independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-K for the fiscal year ending June 30, 2008. We have not yet developed a Section 404 implementation plan.  We have in the past discovered,  and may in the  future discover, areas of our internal controls that need  improvement.  How companies should be implementing these new requirements including internal control reforms to comply with Section  404’s requirements, and how independent  auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.  We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We cannot guarantee that we will be able to complete a Section 404 plan on a timely basis.  Additionally, upon completion of a Section 404 plan,  we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

We will need additional capital in the future, or we will need to scale back operations.

We will need capital in the future, and if it is not available on terms acceptable to us, or at all, and we cannot generate enough cash through existing operations, we may have to scale back operations and/or curtail expansion plans. During the fiscal year ended June 30, 2006, we took steps to conserve our capital resources including a reduction of our selling, general and administrative expenses by approximately $2,400,000 annually. We have also reduced the current portion of our debt burden by completing our recapitalization in March 2006, including canceling certain debt obligations through equity conversion and debt settlement agreements. Additional financing transactions may be necessary if we are not able to generate sufficient cash flow from operations through revenue growth and overhead reduction to meet our requirements. As of the period ended March 31, 2007, we had cash and cash equivalents of approximately $979,000 and had a working capital deficiency of $1,183,000.  On April 13, 2007 we entered into a Junior Secured Convertible Note Purchase Agreement in the amount of $5,000,000 to be used to finance current operations, fund potential acquisitions and for general corporate purposes..

We are continuing our financial and operational restructuring initiatives and will continue to implement our strategic business plan. Although we believe that we have sufficient liquidity to sustain the business through March 31, 2008, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require us to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. We have not secured any commitments for new financing at this time nor can we provide any assurance that new capital (if needed) will be available to us on acceptable terms, if at all.

We have a history of operating losses and may not be able to achieve long-term profitability.

Since our inception in May 1989, we have incurred substantial operating losses. During the nine months ended March 31, 2007, we generated a net loss of $7,433,000. At March 31, 2007, we had an accumulated deficit of $133,341,000. There can be no assurance that our revenues will exceed our operating expenses and cost of revenues in the future.

The level of our indebtedness could adversely affect our financial condition.

We have significant debt service obligations. As of May 21, 2007, the aggregate principal amount owed under our debt instruments was $20.3 million.

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

As of May 21, 2007, we had 58,234,989 shares issued and outstanding. As of such date, we had outstanding options to purchase 10,857,064 shares of our common stock, warrants to purchase approximately 43,250,745 shares of common stock, and $12,805,123 of convertible debt, convertible into 73,172,130 shares of common stock. The principal amount of the convertible debt will continue to increase to the extent we elect not to pay interest as it accrues during the first three years, in which case the principal would increase to approximately $17,587,978, and the number of shares issuable upon conversion would be 100,502,734. We intend to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. Such other rights to acquire our common stock may be issued at exercise prices or conversion rates that are significantly lower than the price at which you may have paid for our shares. In addition, the shares issuable upon exercise of certain of the warrants and upon conversion of convertible debt may increase subject to anti-dilutive rights, which we granted to certain warrant and debt holders.

Lloyd I. Miller, III beneficially owns a majority of our outstanding common stock, which may enable him to control many significant stockholder matters and corporate actions and may prevent a change in control that would otherwise be beneficial to other stockholders.

Lloyd I. Miller may be deemed to beneficially own a total of 109,839,641 shares of our common stock, or 68.3%, as of May 21, 2007, including shares issuable upon exercise of warrants held by Mr. Miller and his affiliates. The foregoing does not take into account the exercise or conversion of other outstanding convertible or exercisable securities of the Company, which would have the effect of reducing the percentage beneficial ownership of Mr. Miller. Because of his high percentage of beneficial ownership, Mr. Miller may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

It is possible that we may have violated Section 5 of the Securities Act.

In March 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SACC Partners, L.P. and Lloyd I. Miller, III (the “Senior Lenders”), pursuant to which we issued to the Senior Lenders certain Senior Secured Notes in the aggregate principal amount of $6.7 million (the “Senior Notes”).  Under the Note Purchase Agreement, we also issued a Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “First Junior Note”).  In June 2006, we issued an additional Junior Secured Convertible Note to Trust A-4 - Lloyd I. Miller in the aggregate principal amount of $1.0 million (the “Second Junior Note”).  Pursuant to our contractual obligation to do so, we filed the registration statement of which this prospectus is a part in June 2006 to register for resale, among other shares, the shares of our common stock into which the First and Second Junior Notes may be converted. In September 2006, while the registration statement was still pending and not yet declared effective, we issued an additional junior secured convertible note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note” and together with the First and Second Junior Notes, the “Junior Notes”) on the same terms and conditions as were set forth in the First and Second Junior Notes. In April 2007, we entered into a Junior Secured Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with Trust A-4 - Lloyd I. Miller (the “Lender”), pursuant to which we issued to the Lender a Junior Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 (the “Note”).

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

DYNTEK, INC.

Date: May 21, 2007	By:	/s/ Casper Zublin, Jr.
Casper Zublin, Jr.
Chief Executive Officer
(principal executive officer)

Date: May 21, 2007	By:	/s/ Mark E. Ashdown
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