Form 10-K
period 2007-06-30
DYNTEK INC
filed 2007-10-12
CIK 879465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2006 was approximately $6,918,835.

As of October 5, 2007, there were 58,234,989 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on December 3, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Annual Report, set forth in detail in Item 1A of Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.                BUSINESS

Overview

We provide professional information technology, or IT, services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions. We operate our business primarily through our wholly-owned subsidiary, DynTek Services, Inc.

Depending upon the context, the terms “DynTek,” “Company,” “we,” “our,” and “us,” refers to either DynTek, Inc. alone, or DynTek, Inc. and its subsidiaries collectively.

We provide a broad range of multi-disciplinary IT solutions that address the critical business needs of our clients, including IT security, converged networking (including voice-over-internet-protocol, or VOIP), application infrastructure, and access infrastructure. Our primary operations are located in four of the top ten largest IT spending states: California, New York, Florida, and Michigan. We deliver complex infrastructure technology solutions through teams of professional consultants in close geographic proximity to our clients. Members of our technical and consulting services team have advanced certifications with leading vendor-manufacturers, including Microsoft, Cisco, McAfee and Citrix. As a professional services firm and value-added reseller of hardware and software from leading manufacturers, we help organizations assess, design, build, implement, manage and support their technology infrastructure.

We believe that our services-led approach, combined with expertise in multi-disciplinary practice areas such as IT security, converged networking and application and access infrastructure, will continue to provide the platform we need to capture an increasing share of our target markets. Our strategy allows our clients to rely on us as their primary IT vendor. Additionally, we believe that our multi-disciplinary capabilities help differentiate us from our competitors in the markets in which we compete.

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

In June 2006, we purchased the customer list of the Long Island Division of TekConnect, Inc., a privately-held educational technology integration and consulting firm, comprised of specific IT services contracts and related assets. In consideration of the purchased customer list, we paid approximately $276,000, less estimated deferred revenue, to the sellers at closing. Additionally, in September 2006, we paid $100,000 in contingent consideration related to the purchase of the customer list. This acquisition contributed approximately $47,000 and $2,236,000 in revenue during the years ended June 30, 2006 and 2007, respectively. On October 6, 2006, we entered into an asset purchase agreement for substantially all of the remaining assets of TekConnect, Inc. In consideration of the purchased assets, we paid $400,000 to the sellers at closing, incurred $63,000 of direct acquisition costs and assumed $540,000 of pre-existing contract obligations.

On October 27, 2006, the Company, DynTek Canada, an Ontario corporation and wholly-owned subsidiary of the Company, Sensible Security Solutions, Inc., an Ontario corporation (“SSS”), and Paul Saucier, an individual and 100% owner of SSS, entered into an asset purchase agreement for the acquisition by DynTek Canada of substantially all of the assets of SSS. SSS provides major Canadian organizations, both in the private and public sector, with the design and implementation of comprehensive, enterprise-level anti-virus solutions. In consideration of the purchased assets, we paid SSS at closing a cash payment of $1.1 million, and also issued to SSS 1,485,148 shares of our common stock with an aggregate fair value of $300,000 based upon the per share fair value as measured in accordance with Emerging Issues Task Force Issue (“EITF”) 99-12, “Determination of the Measurement Date for the Market Price of Acquired Securities in a Purchase Business Combination”. Additional fees in connection with the acquisition of approximately $50,000 were also paid. We are obligated to make additional payments of up to $4.7 million over a three-year period based upon the achievement of certain EBITDA performance targets. During the fiscal year ended June 30, 2007, we made additional payments totaling $317,000 based on the EBITDA performance of the assets acquired from SSS during the same period.

On July 1, 2007, we entered into an asset purchase agreement for substantially all of the assets of Coast Business Solutions, Inc., a privately-held value-added provider of enterprise professional services. In consideration of the purchased assets, we paid $200,000 to the sellers at closing and incurred approximately $15,000 of direct acquisition costs.

Business Segments

We previously reported in two segments: Information Technology Solutions, or IT solutions, and Business Process Outsourcing, or BPO.

In March 2004, we outsourced the management of our BPO segment to Young Williams, P.C., a law firm based in Mississippi that specializes in child support enforcement services. During the quarter ended December 31, 2004, certain of our customers notified us of their intention not to renew existing contracts. These circumstances caused us to lower our expectations with respect to future BPO revenues and curtail our related activities in this segment. During the quarter ended June 30, 2005, we re-focused our business strategy to neither seek new opportunities nor actively seek renewals of our existing contracts with respect to BPO services related to the child support enforcement services. On June 30, 2006, we completed the transition and sale of all outstanding BPO operations related to the child support enforcement services to Young Williams, P.C. concluding our involvement in this non-core business segment. Accordingly, during the fiscal year ended June 30, 2007, we operated within a single segment, the IT solutions segment.

IT Solutions

We provide professional IT services and sales of related products. Our IT services include:

•       IT security solutions, which include vulnerability assessments, risk assessments, enterprise security assessments and similar services;

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

We provide services to our clients through a combination of approximately 100 in-house engineers and consultants, and approximately 30 subcontracted third-party suppliers during the year ended June 30, 2007.

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

The following table sets forth our aggregate IT product sales, IT service sales and IT solutions revenue, as well as the relative approximate percentages thereof in relation to our total revenue, for each of the last three fiscal years:

	Year ended June 30,
	2007		2006		2005
IT Product Sales	$70,348,000	(74)%	$56,459,000	(70)%	$45,490,000	(59)%
IT Service Sales	$24,443,000	(26)%	$21,214,000	(26)%	$24,212,000	(32)%
Aggregate IT Solutions Revenue	$94,791,000	(100)%	$77,673,000	(96)%	$69,702,000	(91)%
Total Revenue	$94,791,000		$80,831,000		$76,559,000

BPO—Business Process Outsourcing

As part of a previous strategic direction, we provided child support enforcement services under contracts with state and county agencies. We provided these services through in-house customer service representatives and attorneys, and third-party attorneys. A portion of the BPO segment included various contracts with the Commonwealth of Virginia for information technology services and related products that we retained as part of our IT solutions segment.

The following table sets forth our aggregate BPO revenue, as well as the relative approximate percentage thereof in relation to our total revenue, for each of the last three fiscal years:

	Year ended June 30,
	2007		2006		2005
BPO revenue	$0	(0)%	$3,158,000	(4)%	$6,857,000	(9)%
Total Revenue	$94,791,000		$80,831,000		$76,559,000

As indicated above, we no longer conduct BPO operations.

Customers

Our customers are primarily (i)  mid-market commercial businesses, (ii)  agencies of state governments and municipalities, and (iii)  educational institutions. These mid-market to small enterprise customers generally have between approximately 200 and 5,000 employee-computer users. For the fiscal year ended June 30, 2007, our mix of revenues was approximately 35% state and local government, 23% education, and 42% commercial.

In the state of New York, we are listed as a procurement vendor on many different contracts that are used by the various state and local entities to procure product and services. Generally, our products and services are purchased by state, city and other local agencies issuing their own purchase orders under master contract agreements between us and the related state government through which the agency is authorized to issue a valid purchase order. As a result, revenue generated from the state of New York (including from city and other local agencies) comprised approximately 21% of our total revenues for the fiscal year ended June 30, 2007. Approximately 69% of such New York state revenues were from product sales and 31% were from sales of services during the fiscal year ended June 30, 2007.

For the fiscal year ended June 30, 2007, the state of New York (including city and other local agencies), as a consolidated purchasing entity, was the only customer that accounted for more than 10% of our total revenue.

Vendors

In connection with sales of our IT services and products, we purchase technology equipment directly from manufacturers such as Cisco, McAfee, Citrix, Hewlett Packard and Novell, and indirectly through distributors such as Ingram Micro Corporation, Synnex, and Alternative Technologies. In general, we are authorized by a manufacturer to sell its products, whether the products are purchased from a distributor or directly from the manufacturer. Typically, vendor agreements provide that we have been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days’ notice or immediately upon the occurrence of certain events, and are subject to periodic renewal.

We are an authorized reseller of computers, workstations, networking equipment, software, and related products for over 50 manufacturers. Our sales of products manufactured by Cisco and McAfee accounted for approximately 48% of our product revenues during the fiscal year ended June 30, 2007 (or 35% of our total revenue). Based on product sales and certifications, we have obtained preferred status with several vendors, including Microsoft, Cisco, McAfee, Novell and Citrix. This status allows us to participate in rebate and co-marketing programs.

Sales and Marketing

Our sales and marketing objective in our IT solutions segment is to develop lasting relationships with clients that result in both repeat and long-term engagements. We use an internal sales force in conjunction with partnership alliances with our vendors. Our sales team derives leads through industry networking, referrals from existing clients, government agencies’ requests for proposals, or RFPs, open competitions conducted by states and municipalities, strategic partnerships with third party vendors under which we jointly bid and perform certain engagements, and sales and marketing activities directed to specific customers.

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

Backlog

Our IT solutions contracts typically are funded incrementally and are specific-task driven, with the exception of annual maintenance and support contracts. Our backlog only becomes firm as work progresses, and as specific orders under the contract are placed for services and related products. In our estimation, our contractual backlog at any point in time does not represent the aggregate projected value of our related contracts and customer relationships. Moreover, our backlog can be subject to variations from quarter to quarter based on fluctuations from period to period due to usage criteria and the length of particular contracts. As a result, we do not consider our backlog from IT solutions contracts to be a significant indicator of our future IT solutions revenue. Any backlog represents an estimate of the remaining future revenues from existing firm contracts, and does not assume any contract renewals or extensions. Our backlog at any date may not indicate demand for our products and services, and may not reflect actual revenue for any period in the future.

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

Human Resources

As of October 5, 2007, we had 237 employees. We also sub-contract with approximately 30 third party subcontractors for technical services and support. Our employees are not subject to any collective bargaining agreements, and we believe that our relationships with our employees are good.

Insurance Coverage

We maintain general liability insurance, which includes directors and officers’ liability coverage, workers compensation and professional liability insurance in amounts deemed adequate by our board of directors.

Additional Information

We were incorporated in Delaware in May 1989 and changed our name to DynTek, Inc. in December 2001. Our principal executive offices are located at 19700 Fairchild Road, Suite 230, Irvine, California 92612, and our telephone number is (949) 271-6700. Our annual reports filed on Form 10-K, quarterly reports on Form  10-Q, current reports on Form  8-K, and any amendments to those reports are available on our website at www.dyntek.com free of charge as soon as practicable after filing with the Securities and Exchange Commission, or SEC. These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW Washington, DC 20549 or view our electronic filings with the Securities and Exchange Commission at www.sec.gov. Information regarding operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

ITEM 1A.        RISK FACTORS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the SEC.

Risks Related to Our Business

We will need additional capital in the future, or we will need to scale back operations.

We will need capital in the future, and if it is not available on terms acceptable to us, or at all, and we cannot generate enough cash through existing operations, we may have to scale back operations and/or curtail expansion plans. As of June 30, 2007, we had cash and cash equivalents of approximately $2,441,000. We have taken steps during the fiscal year ended June  30, 2007 to conserve our capital resources including a reduction of our selling, general and administrative expenses by approximately $881,000 as compared to the prior fiscal year. We have also reduced the current portion of our debt burden by completing a recapitalization in March 2006, including canceling certain debt obligations through equity conversion and debt settlement agreements. We raised additional capital several times during the fiscal year ended June 30, 2007 by issuing an aggregate initial principal amount of $8,000,000 in junior secured convertible notes to Lloyd I. Miller, III. Additional financing transactions may be necessary if we are not able to generate sufficient cash flow from operations through revenue growth and overhead reduction to meet our requirements.

We are continuing our financial and operational restructuring initiatives and will continue to implement our strategic business plan. Although we believe that we have sufficient liquidity to sustain the business through July 1, 2008, there is no assurance that unforeseen circumstances will not have a material affect on our business that could require us to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. We have not secured any commitments for new financing at this time nor can we provide any assurance that new capital, if needed, will be available to us on acceptable terms, if at all.

We have a history of operating losses and may not be able to achieve long-term profitability.

Since our inception in May 1989, we have incurred substantial operating losses. During the fiscal year ended June 30, 2007, we generated a net loss of approximately $11,116,000. At June 30, 2007, we had an accumulated deficit of approximately $137,024,000. There can be no assurance that our revenues will exceed our operating expenses and cost of revenues in the future.

We may not be able to compete successfully in the IT and services markets.

The IT products and related services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of both large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT products and related services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT products and related services markets.

We may not be able to identify, acquire or integrate new businesses, which could adversely impact our business.

A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. Although we completed several acquisitions during our fiscal year ended June 30, 2007, there can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of special risks, including the diversion of management’s attention, failure to retain key personnel, increased general and administrative expenses, client dissatisfaction or performance problems with an acquired firm, assumption of unknown liabilities, and other unanticipated events or circumstances. Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation and deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact out results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

Product sales depend on our ability to maintain reseller status with several major technology manufacturers, including Hewlett Packard, Citrix, McAfee, Cisco, Microsoft and Novell. We are also highly dependent on distributors such as Ingram Micro, GE Access, and Synnex for manufactured products. Although we are currently an authorized reseller of various products, the loss of authorization could have a material adverse effect on our product sales and results of operations. Our vendor agreements are generally terminable on 30 to 90 days’ notice, or immediately upon the occurrence of certain events, and are subject to periodic renewal. We rely upon the manufacturers’ and distributors’ supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to fulfill orders on a timely basis, which, in turn, could harm our business, financial position and operating results. Our ability to obtain particular products in the required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our third-party suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our third-party suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our third-party suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to our customers. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results may be materially adversely affected.

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

Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, we have at times experienced quarter-to-quarter declines in revenue, particularly in the quarters ending in December. We believe these fluctuations in revenue result primarily from the budgeting and purchasing cycles of our customers. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

We have significant debt service obligations. As of October 5, 2007, the aggregate principal amount owed under our debt instruments was $20.9 million.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of a company’s internal controls over financial reporting for fiscal years ending after July 15, 2007. In addition, a company’s independent registered accounting firm must attest to and report on the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending June 30, 2008 with respect to management’s report on its assessment of internal controls and June 30, 2009 with respect to the report on internal control from our auditors. We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements, including the implementation of internal control reforms to comply with Section 404’s requirements, and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We cannot guarantee that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

We may experience difficulties with our financial systems, controls and operations that could harm our financial condition and results of operations

Our ability to execute our business plan successfully in a volatile and growing market requires effective management of financial systems and a system of financial processes and controls. Through the quarter ended June 30, 2007, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15 or 15d-15 and identified material weaknesses in our internal controls. These material weaknesses related to the fact that that our overall financial reporting structure and current staffing levels were not sufficient to support the complexity of our financial reporting requirements. We may lack the expertise we need to apply complex accounting principles relating to our business combinations and equity transactions and have experienced difficulty in applying income tax accounting principles. Although we have taken steps to correct these previous deficiencies, including the hiring of a new Chief Financial Officer, and are currently in compliance with the SEC’s reporting requirements, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness. In addition, we are still at risk of the loss of key personnel in our finance department. The loss of key personnel in our finance department, or any other conditions that could disrupt our operations in this area, could have a material adverse affect on our ability to communicate critical information to management and our investors, raise capital and/or maintain compliance with our SEC reporting obligations. These circumstances, if they arise, could have a material adverse affect on our business.

Growth, to the extent it occurs, is likely to place a considerable strain on our management resources, systems, processes and controls. To address these issues, we will need to continue to improve our financial and managerial controls and reporting systems and procedures. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

Risks Related to our Stock

A volatile public market for our common stock may impair liquidity and/or return on investment.

Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. The price for our common stock and the volume of shares traded fluctuate. Consequently, persons who invest in our common stock may not be able to use their shares as collateral for loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, holders may not be able to re-sell their shares, or may not be able to sell their shares at or above the price they paid for them. Moreover, our common stock is currently traded on the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the twelve-month period ended June 30, 2007 was approximately 72,000. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

You may experience dilution in ownership of our shares from the exercise or conversion of options, warrants and convertible securities.

There are a significant number of outstanding options, warrants and convertible securities to acquire shares of our common stock and we may grant additional rights in the future. The holders of such options, warrants and convertible securities can be expected to exercise them at a time when our common stock is trading at a price higher than the exercise price of these outstanding options, warrants and convertible securities. If these options or warrants to purchase our common stock are exercised, convertible debt is converted or other equity interests are granted under our 2001, 2005 or 2006 stock option plans, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. The existence of such options, warrants, and convertible securities may also adversely affect the terms on which we can obtain additional financing.

As of June 30, 2007, we had 58,234,989 shares issued and outstanding. As of such date, we had outstanding options to purchase 11,286,811 shares of our common stock, warrants to purchase approximately 43,936,495 shares of common stock, and approximately $13,216,458 of convertible debt, convertible into 75,522,616 shares of common stock. The principal amount of the convertible debt will continue to increase to the extent we elect not to pay interest as it accrues during the first three years, in which case the principal would increase to approximately $17,590,500, and the number of shares issuable upon conversion would be 100,517,143. We intend to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. Such other rights to acquire our common stock may be issued at exercise prices or conversion rates that are significantly lower than the price at which you may have paid for our shares. In addition, the shares issuable upon exercise of certain of the warrants and upon conversion of convertible debt may increase subject to anti-dilutive rights, which we granted to certain warrant and debt holders.

Lloyd I. Miller, III beneficially owns a majority of our outstanding common stock, which may enable him to control many significant stockholder matters and corporate actions and may prevent a change in control that would otherwise be beneficial to other stockholders.

Lloyd I. Miller, III may be deemed to beneficially own a total of 112,833,737 shares of our common stock, or 68.9%, as of June 30, 2007, including shares issuable upon conversion of certain junior secured convertible notes and the exercise of warrants held by Mr. Miller and his affiliates. The foregoing does not take into account the exercise or conversion of other outstanding convertible or exercisable securities of the Company, which would have the effect of reducing the percentage beneficial ownership of Mr. Miller. Because of his high percentage of beneficial ownership, Mr. Miller may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

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

In March 2006, we entered into a note purchase agreement with SACC Partners, L.P. and Lloyd I. Miller, III, or the Senior Lenders, pursuant to which we issued certain senior secured notes in the initial aggregate principal amount of $6.7 million. Under the note purchase agreement, we also issued a junior secured convertible note to Trust A-4—Lloyd I. Miller, or the Junior Lender, in the initial aggregate principal amount of $3.0 million. In June 2006, we issued an additional junior secured convertible note to the Junior Lender in the aggregate principal amount of $1.0 million. Pursuant to our contractual obligation to do so, we filed a registration statement in June 2006 to register for resale, among other shares, the shares of our common stock into which the notes described above may be converted. In September 2006, while the registration statement was still pending and not yet declared effective, we issued an additional junior secured convertible note to the Junior Lender in the initial aggregate principal amount of $3.0 million on the same terms and conditions as were set forth in the other junior notes issued to the Junior Lender.

In a comment letter to the registration statement, the SEC notified us that by selling and issuing the third junior note in September 2006 while the registration statement was still pending, we may have violated Section 5 of the Securities Act. If the lenders were to have brought an action to rescind the issuance of the senior or junior notes as a result of the Section 5 violation and prevailed, we would have been required to repurchase the such notes at their original purchase price, plus statutory interest from the date of purchase. However, on February 2, 2007, we obtained waivers and releases from the lenders of any rescission rights and, therefore, we have not and will not record any contingent liability in connection therewith. Although we are not aware of any other pending claims or sanctions against us in connection with the possible Section 5 violation, we still could be subject to enforcement actions by the SEC, resulting in injunctive relief or the imposition of fines. We would vigorously contest any claim that the issuance of the third junior note in the manner described above violated Section 5 of the Securities Act.

ITEM 1B:      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES

Our corporate headquarters are in a leased facility located in Irvine, California, consisting of approximately 12,500 square feet of office space rented under an operating lease expiring in January 2009.

Additionally, we currently lease eleven other separate sales offices and commercial facilities, comprising an aggregate of approximately 45,000 square feet, for our IT services business in New York, Michigan, New Jersey, Massachusetts, Nevada, Virginia, and Florida. The lease terms for our IT solutions business facilities range from month-to-month to five years. We terminated operations in our Massachusetts facility in August 2005, and we have entered into an agreement to sublet the premises through the remainder of the lease obligation, which ends in October 2007.

Other than our Massachusetts facility, all other facilities are expected to continue to be utilized in the operation of our business.

None of these properties is unique and our properties are believed to be adequate for the present needs of our business.

ITEM 3.                LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters. On or about July 19, 2006, Pangaea Education Systems, LLC filed a lawsuit against us alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003. Pangaea’s complaint did not specify the amount of damages sought, but Pangaea had demanded in excess of $2,500,000 in preliminary communications with our outside legal counsel. We contended that this demand was without factual or legal basis and that the action had no merit. On September 11, 2007 we participated in a mediation conference with Pangaea, facilitated by the Florida court system, which resulted in us entering into a settlement agreement with Pangaea to facilitate resolution of the matter. In exchange for a complete release from any further allegations, we agreed to pay Pangaea $47,500 to settle the dispute.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

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

Price Range of Outstanding Common Stock

The following table presents, for the periods indicated, the high and low last sale price of our common stock as reported by the OTC Bulletin Board:

	HIGH	LOW
YEAR ENDING JUNE 30, 2007
Fourth Quarter	$0.15	$0.10
Third Quarter	$0.17	$0.09
Second Quarter	$0.25	$0.14
First Quarter	$0.19	$0.13
YEAR ENDED JUNE 30, 2006
Fourth Quarter	$0.50	$0.17
Third Quarter	$1.20	$0.40
Second Quarter	$2.65	$0.91
First Quarter	$3.10	$2.30

Stock Price Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based upon the market price of our common stock as reported by The Nasdaq Small Cap Market through December 16, 2004, and the OTC Bulletin Board through June 30, 2007, with the cumulative total return of companies in the Nasdaq Composite Index and the Nasdaq Computer Index for the period from June 30, 2002 through June 30, 2007. Total stockholder return assumes $100.00 invested on July 1, 2002 in our common stock, the stocks represented in the Nasdaq Composite Index and the Nasdaq Computer Index, respectively. Total return assumes reinvestment of dividends, however, we have not paid any dividends on our common stock.

Comparison of Cumulative Total Return
Among Dyntek, Inc.,
Nasdaq Composite Index and Nasdaq Computer Index

ASSUMES $100 INVESTED ON JULY 1, 2002;
ASSUMES DIVIDENDS REINVESTED FOR NASDAQ INDICES
FISCAL YEAR ENDING JUNE 30, 2007

Holders

As of October 5, 2007, there were approximately 198 holders of record of our common stock. We estimate that there are approximately 6,000 stockholders of our common stock held in street name.

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

Equity Compensation Plan Information

The following table provides information, as of June 30, 2007, relating to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	11,286,811	$0.21	3,909,802
Equity compensation plans not approved by security holders	—	—	—
Total	11,286,811	$0.21	3,909,802

(1)          Each option holder may purchase up to one third of the shares under each option on the first anniversary of the option grant date and the right to purchase the remaining shares vests in equal annual installments so that each option is fully vested three years after the date of grant.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years ended June 30, 2007, has been derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein, and related notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Operating revenues	$94,791	$80,831	$76,559	$49,947	$52,647
Loss from continuing operations	(11,116)	(28,775)	(24,437)	(18,935)	(4,203)
Gain (loss) from discontinued operations	—	513	1,846	(64)	(9,566)
Loss from continuing operations—per share	(0.19)	(1.33)	(3.78)	(4.00)	(1.15)
Gain (loss) from discontinued operations—per share	—	.02	.29	(0.01)	(2.61)

	As of June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated balance sheet data:
Total assets	$33,968	$29,688	$47,336	$45,649	$53,127
Long term debt	13,672	2,550	7,603	3,596	5,317

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide professional IT services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions.

We provide a broad range of multi-disciplinary IT solutions that address the critical business needs of our clients, including information technology security, converged networking including voice-over-internet-protocol, application infrastructure, and access infrastructure. Our primary operations are located in four of the top ten largest IT spending states: California, New York, Florida, and Michigan. We deliver complex infrastructure technology solutions through teams of professional consultants in close geographic proximity to our clients. Members of our technical and consulting services team have advanced certifications with leading vendor-manufacturers, including Microsoft, Cisco, McAfee and Citrix. As a professional services firm and value-added reseller of hardware and software from leading manufacturers, we help organizations assess, design, build, implement, manage and support their technology infrastructure.

We believe that our services-led approach, combined with expertise in multi-disciplinary practice areas such as IT security, converged networking, application and access infrastructure, will continue to provide the platform we need to capture an increasing share of our target markets. Our strategy allows our clients to rely on us as their primary IT vendor. Additionally, we believe that our multi-disciplinary capabilities help differentiate us from our competitors in the markets in which we compete.

We recognize revenue from sales of products and services. Services are primarily provided to the client at hourly rates that are established for each of our employees or third-party contractors based upon their skill level, experience and the type of work performed. We also provide project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The majority of our services are provided under purchase orders with commercial customers or bid contracts with government entities. See “Revenue Recognition,” below.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

	Years Ended June 30,
	2007	2006	2005
Product Revenue	74%	70%	59%
Service Revenue-Information Technology	26%	26%	29%
Service Revenue-Business Process Outsourcing	0%	4%	12%
Cost of Products	85%	89%	85%
Cost of Service-Information Technology	72%	74%	76%
Cost of Service-Business Process Outsourcing	—%	79%	92%
Gross profit	18%	16%	18%
SG & A	18%	22%	25%
Depreciation and amortization	3%	3%	4%
Loss from continuing operations	(12)%	(36)%	(32)%
Gain (loss) from discontinued operations	0%	1%	2%
Net income (loss)	(12)%	(35)%	(30)%

Fiscal years ended June 30, 2007 and June 30, 2006—Continuing Operations

Revenues.   Revenues increased from approximately $80,831,000 in the fiscal year ended June 30, 2006, to approximately $94,791,000 in the fiscal year ended June 30, 2007. The $13,960,000, or 17%, increase in revenue from 2006 to 2007 was primarily attributable to an increase in product sales of approximately 25%, from $56,459,000 in fiscal 2006 to $70,348,000 in fiscal 2007, which was primarily related to increased purchases under our New York contracts and educational contracts. Our services revenue also increased slightly from $24,372,000 in fiscal 2006 to $24,443,000 in fiscal 2007, in spite of the de-emphasis of the BPO segment. There was no BPO segment revenue in fiscal year 2007 and $3,158,000 in fiscal year 2006. Service revenues generated in the eastern United States increased by $3,235,000, or 35% from $9,211,000 in fiscal year 2006 to $12,426,000 in fiscal year 2007, primarily due to increased purchases under our New York contracts. The revenue mix from product and services sales was 74% and 26%, respectively, for the 2007 fiscal year, as compared to 70% and 30%, respectively, for the 2006 fiscal year.

The following table sets forth product and service revenues for the periods presented, which have been derived from our consolidated statements of operations (in thousands):

		For the Twelve Months ended June 30,		Percentage
REVENUES		2007	2006	change	Amount
DynTek, excluding	Product	$48,395	$36,460	33%	$11,935
Redrock and ITI(1)	Service	18,346	17,742	3%	604
	Total	66,741	54,202	23%	12,539
Redrock and ITI(2)	Product	21,953	19,999	10%	1,954
	Service	6,097	6,630	(8)%	(533)
	Total	28,050	26,629	5%	1,421
	Totals	$94,791	$80,831	17%	$13,960

(1)          Revenues from Redrock and ITI are excluded for comparative purposes.

(2)          Represents revenues generated by Redrock following our acquisition of it on August 1, 2004 and ITI following our acquisition of it on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, revenues are combined.

Our customers are primarily state and local government entities, educational institutions and mid-sized corporations in diversified industries. For our fiscal year ended June 30, 2007, 42% of our revenues were derived from commercial clients, compared to 58% from government agencies and educational institutions. This represents a shift in customer mix from fiscal 2006 when 51% of our customers were commercial clients and 49% of our customers were government agencies and educational institutions. The acquisition of Redrock and ITI during fiscal year 2005 reduced our dependence overall on state and local government agencies and reflected our decision to grow our commercial business. The State of New York and the City of New York, together with their agencies, accounted for approximately 21% of our total revenues in fiscal 2007, down from 25% in fiscal year 2006.

Gross profit.   Gross profit increased from $12,588,000 in fiscal 2006 to $17,281,000 in fiscal 2007, an increase of 37%. Gross margin also increased from 15.6% in fiscal 2006 to 18.2% during fiscal 2007. Product gross margins improved to 14.7% in fiscal year 2007 from 11.5% in fiscal year 2006, and service gross margins improved to 28.4% in fiscal year 2007 from 25.0% in fiscal year 2006. Service gross profit increased from $6,101,000 in fiscal year 2006 to $6,931,000 in fiscal year 2007. Product gross profit increased from $6,487,000 in fiscal 2006 to $10,350,000 in fiscal 2007. The increase in overall product gross margin is primarily the result of improved margins in commercial accounts as well as several large, higher-margin product sales under contracts with certain educational institution clients, and higher vendor rebates that were received during the fiscal year ended June 30, 2007.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased from approximately $17,569,000 for the year ended June 30, 2006 to approximately $16,688,000 for the year ended June 30, 2007. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 21.7% during the fiscal year ended June, 2006, as compared to 17.6% during the fiscal year ended June 30, 2007.

In the fiscal year ended June 30, 2007, selling costs decreased by approximately $211,000, from $12,426,000, or 15.4% of revenues, in the fiscal year ended June 30, 2006, to $12,215,000, or 12.9% of revenues, in the fiscal year ended June 30 2007, primarily as a result of reduced fixed selling costs on a higher revenue base. Selling costs in fiscal year 2006 included one-time severance and restructuring costs of $306,000.

In the fiscal year ended June 30, 2007, general and administrative expenses decreased by approximately $670,000, from $5,143,000, or 6.4% of revenue, in the year ended June 30, 2006, to $4,473,000, or 4.7% of revenue, in the year ended June 30, 2007, primarily as the result of reduced restructuring and reorganization costs. During fiscal year 2006, corporate general and administrative expenses included a one-time charge of $514,000 for severance costs, and additional one-time charges of $450,000 for restructuring and reorganization costs.

Depreciation and amortization expense.   Depreciation and amortization expense increased from approximately $2,651,000 in fiscal 2006 to approximately $3,262,000 for the year ended June 30, 2007. The increase is primarily due to higher amortization of customer lists from the acquisitions of TekConnect and Sensible Security Solutions that were completed during October 2006.

Interest expense.   Interest expense increased from $7,296,000 in fiscal 2006 to $8,118,000 in fiscal 2007. This increase was due primarily to non-cash related interest charges of approximately $6,397,000, which was comprised of:

(i)    aggregate interest due on the senior secured notes issued in March 2006 of approximately $794,000 that we opted to pay in kind and add to the principal balance of the notes, and aggregate interest due on the junior secured convertible promissory notes issued in March 2006, June 2006, September 2006 and April 2007, respectively, of approximately $1,080,000 that we opted to pay in kind and add to the principal balance of the notes;

(ii)   year to date non-cash interest amortization on the debt discounts of approximately $1,717,000 on the senior secured notes and approximately $686,000 on the junior secured convertible promissory notes;

(iii)  amortization of discount on those certain warrants to purchase up to 19.9% of our outstanding common stock on a fully diluted basis at the time of exercise of approximately $2,025,000;

(iv)  deferred financing costs in the aggregate of approximately $95,000 on the senior secured notes, the junior secured convertible promissory notes and the financing facility with New England Technology Finance, LLC, or NETF.

The increase also reflects an increase in the average borrowings under our financing facility with NETF.

Impairment of Goodwill.   At June 30, 2007, we performed our annual impairment tests of goodwill for each of our reporting units as required under SFAS 142. We engaged an outside valuation specialist to evaluate the value of intangibles related to the acquisitions of TekConnect and Sensible Security Solutions that we completed in October 2006, in addition to a valuation of our core IT solutions operating unit excluding these two acquisitions. As a result of these tests and the analysis performed by an outside valuation specialist, we determined that the remaining amount of goodwill was reasonably valued and that no impairment charge was required for the year ended June 30, 2007.

The following table sets forth operating expenses for the periods presented, which have been derived from our consolidated statements of operations (in thousands):

		For the Twelve Months ended June 30,
		Dollars		Percentage of Revenues
OPERATING EXPENSES		2007	2006	2007	2006
DynTek, excluding	Selling(1)	8,829	$8,197	9%	10%
Redrock and ITI(1)	General & Administrative(1)	4,327	5,085	5%	6%
	Depreciation & Amortization(1)	2,837	2,266	3%	3%
	Total	$15,993	$15,548	17%	19%
Redrock and ITI(2)	Selling(2)	3,386	4,229	4%	5%
	General & Administrative(2)	146	58	—	—
	Depreciation & Amortization(2)	425	385	—%	—
	Total	$3,957	$4,672	4%	6%
	Totals	$19,950	$20,220	21%	25%

(1)          Expenses from Redrock and ITI are excluded for comparative purposes.

(2)          Represents expenses generated by Redrock following its acquisition on August 1, 2004 and ITI following its acquisition on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, operating expenses are now combined.

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

We maintain a minority interest in Tekinsight, a full-service network infrastructure and web application services company. We re-assessed the value of our investment in Tekinsight and took a one-time expense of $505,000 in March 2006.

We completed the transition and sale of our BPO business on June 30, 2006 and $275,000 in proceeds were included as other income.

Net loss.   Our net loss for the year ended June 30, 2007 was $11,116,000, as compared to a net loss of $28,262,000 for the year ended June 30, 2006. The decrease in the net loss in fiscal 2007 was primarily attributable to the fact that we included a loss on extinguishment of debt of approximately $13,720,000 in fiscal year 2006, offset by a gain in fiscal year 2006 of $513,000 as a result of claims that we settled with transportation vendors under the Virginia non-emergency transportation service contracts. The decrease in our fiscal year 2007 net loss is also attributable to increased gross profit on product sales of approximately $3,863,000.

The fiscal year 2007 net loss includes depreciation and amortization expense of $3,262,000, non-cash option expense of $799,000, deferred income tax expense of $275,000, and interest expense of $8,118,000 (including a non-cash portion of $6,397,000). The fiscal year 2006 net loss includes depreciation and amortization expense of $2,651,000, non-cash option expense of $275,000, interest expense of $7,296,000 (including a non-cash portion of $5,276,000), a valuation adjustment on the investment in Tekinsight of $505,000, and a $14,620,000 loss on the extinguishment of debt obligations under the ITI notes, the 9% notes, and the bridge notes, offset by a gain on extinguishment of trade payable debt of $900,000.

Fiscal years ended June 30, 2006 and June 30, 2005—Continuing Operations

Revenues.   Revenues increased from approximately 76,559,000 in the fiscal year ended June 30, 2005, to approximately $80,831,000 in the fiscal year ended June 30, 2006. The $4,272,000, or 6%, increase was primarily attributable to an increase in product sales of 24%, from $45,490,000 in fiscal 2005 to $56,459,000 in fiscal 2006, primarily related to increased purchases under our New York contracts and educational contracts. Product sales related to our Redrock and ITI acquisitions in the Southwest Region increased by 4% for the full year 2006 compared to 2005. The increase in our product sales was offset by a 22% decrease in our services revenue, from $31,069,000 in fiscal 2005 to $24,372,000 in fiscal 2006, primarily due to the de-emphasis of the BPO segment. The BPO segment revenue declined from $6,857,000 in fiscal year 2005 to $3,158,000 in the fiscal year 2006. Service revenues for our Southwest region also decreased by $2,054,000, or 24%, from $8,684,000 in fiscal year 2005 to $6,630,000 in fiscal year 2006, primarily as a result of the under utilization of internal service resources and the subsequent restructuring and reorganization of the Southwest region to improve future performance. Services within the other regions declined approximately $1,016,000, from $15,600,000 in fiscal year 2005 to $14,584,000 in fiscal year 2006 due to lower utilization of service personnel primarily during the third quarter. The revenue mix from product and services sales was 70% and 30%, respectively, for the 2006 fiscal year, as compared to 59% and 41%, respectively, for the 2005 fiscal year.

The following table sets forth product and service revenues for the periods presented, which have been derived from our consolidated statements of operations (in thousands):

		For the Twelve Months ended June 30,		Percentage
REVENUES		2006	2005	change	Amount
DynTek, excluding	Product	$36,460	$26,313	39%	$10,147
Redrock and ITI(1)	Service	17,742	22,385	(21)%	(4,643)
	Total	54,202	48,698	11%	5,504
Redrock and ITI(2)	Product	19,999	19,177	4%	822
	Service	6,630	8,684	(24)%	(2,054)
	Total	26,629	27,861	(4)%	(1,232)
	Totals	$80,831	$76,559	6%	$4,272

(1)          Revenues from Redrock, ITI are excluded for comparative purposes.

(2)          Represents revenues generated by Redrock following our acquisition of it on August 1, 2004 and ITI following our acquisition of it on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, revenues are combined.

For the year ended June 30, 2006, 51% of our revenues were derived from commercial clients, compared to 49% from government agencies and educational institutions. This represents a comparable customer mix from fiscal 2005 when 53% of our customers were commercial clients and 47% of our customers were government agencies and educational institutions. The acquisition of Redrock and ITI during fiscal year 2005 reduced our dependence overall on state and local government agencies and reflected our decision to grow our commercial business. The State of New York and the City of New York, together with their agencies, accounted for 25% of our total revenues in fiscal 2006.

Gross profit.   Gross profit decreased from $13,893,000 in fiscal 2005 to $12,588,000 in fiscal 2006, a decrease of 9%. Gross margin also decreased from 18.1% in fiscal 2005 to 15.6% during fiscal 2006. Service gross margins improved to 25.0% in fiscal year 2006 from 22.2% in fiscal year 2005. However, the decline in services revenue and the under utilization of resources caused service gross profit to decline from $6,902,000 in fiscal year 2005 to $6,101,000 in fiscal year 2006. Product gross profit declined from $6,991,000 in fiscal year 2005 to $6,487,000 in fiscal year 2006. Product gross margin declined from 15.4% in fiscal year 2005 to 11.5% in fiscal year 2006. The decrease in overall product gross margin is primarily the result of the competitive marketplace in commercial accounts as well as having consummated several large, lower-margin product sales under contracts with certain state and local government clients, and fewer vendor rebates that were received during the fiscal year ended June 30, 2006.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased from approximately $18,738,000 for the year ended June 30, 2005 to approximately $17,569,000 for the year ended June 30, 2006. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 24.5% during fiscal 2005 as compared to 21.7% during fiscal year 2006.

In the fiscal year ended June 30, 2006, selling costs increased by approximately $733,000, from $11,693,000, or 15.2% of revenues, in the year ended June 30, 2005 to $12,426,000, or 15.4% of revenues, in the year ended June 30 2006, primarily as a result of increased variable selling costs on a higher revenue base. The increase in selling costs during fiscal year 2006 included one-time severance and restructuring costs of $306,000 during the third quarter.

In the fiscal year ended June 30, 2006, general and administrative expenses decreased by approximately $1,902,000, from $7,045,000, or 9.2% of revenues, in the year ended June 30, 2005, to $5,143,000, or 6.4% of revenues, in the year ended June 30, 2006. During fiscal year 2006, corporate general and administrative expenses incurred a one-time charge of $514,000 for severance costs, an additional one-time restructuring and reorganization costs of $450,000, and a $71,000 expense for employee/director stock options. In fiscal year 2005, general and administrative expenses included approximately $650,000 in non-recurring severance and non-cash expenses, including $448,000 from the resignation of our former chief executive officer in June 2005 and $201,000 in non-cash expenses for options and warrants.

Depreciation and amortization expense.   Depreciation and amortization expense decreased from approximately $3,171,000 in fiscal year 2005 to approximately $2,651,000 in fiscal year 2006. The decrease is primarily due to reduced amortizations of customer lists from prior acquisitions that have now been fully amortized.

Interest expense.   Interest expense increased from $2,138,000 in fiscal 2005 to $7,296,000 in fiscal 2006. This increase was due primarily to non-cash related interest charges of approximately $5,276,000, which was comprised of:

(i)    $1,742,853 in non-cash interest charges resulting from the reduction in the conversion price of our 9% senior subordinated convertible notes originally issued in October 2004 and amended in October 2005, $168,768 in non-cash interest charges resulting from the reduction in warrant exercise prices under warrants issued to holders of our 9% notes, $49,851 in non-cash interest charges resulting from the reduction in warrant exercise price of the warrant issued to Laurus Master Fund, Ltd., or Laurus, and $95,188 in non-cash interest charges resulting from the reduction of the exercise price of our outstanding Class A publicly-traded warrants;

(ii)   year to date non-cash interest amortization on the debt discounts of $161,734 on the amended and restated secured convertible term note originally issued to Laurus in November 2004 and amended in October 2005, $426,365 on the 9% Notes, $150,000 on the conversion of certain secured promissory notes issued in October 2005 pursuant to a bridge debt financing, $374,839 on the senior secured notes issued in March 2006, and $207,143 on the junior secured convertible promissory notes issued in March 2006 and June 2006, respectively;

(iii)  the retirement of the balances on deferred financing costs of $508,940 on the 9% notes, $526,421 on the Laurus note, and $79,942 on the bridge notes, and additional deferred financing costs in the aggregate of approximately $158,000 on the bridge notes, the senior secured notes, and the junior secured convertible promissory notes;

(iv)  $112,211 of non-cash interest converted to equity due on the secured promissory notes issued in October 2005 in connection with our acquisition of ITI, $39,211 of non-cash interest converted to equity due on the 9% notes, and $109,315, of non-cash interest converted to equity due on the bridge notes.

At our option, the interest payment of $230,186 due on June 30, 2006 on the senior secured notes was paid in kind and added to the principal portion thereof. The aggregate interest payment of $136,932 due on June 30, 2006 on the junior secured convertible promissory notes was also paid in kind and added to the principal portion thereof. The increase also includes contractual interest due on promissory notes that we issued in January and October 2004, the bridge notes entered into in November 2005, and an increase in the average borrowings under our credit facility.

Impairment of Goodwill.   At June 30, 2006, we performed our annual impairment tests of goodwill for each of our reporting units as required under SFAS 142. As a result of these tests and the analysis performed by an outside valuation specialist, we determined that the remaining amount of goodwill was reasonably valued and that no impairment charge was required for the year ended June 30, 2006.

For the year ended June 30, 2005, an impairment charge of $12,897,000 was recorded. This charge was primarily in connection with our acquisition of DynCorp Management Resources, or DMR, in 2002 which was determined to be unrecoverable upon (1) receiving a definitive notice from certain of our customers that they would not renew existing contracts with us and (2) losing a key employee with significant customer relationships. These events had a material adverse impact on our ability to compete in this segment and recover our original investment. Accordingly, we recorded a goodwill impairment charge of $6,026,000 during the quarter ended December 31, 2004. We recorded an additional $6,837,000 during the quarter ended June 30, 2005 in connection with (1) our new management’s decision to limit our activities in the BPO segment to only fulfilling service obligations on our existing contracts and (2) reducing our expectation of future revenue with respect to a service contract that we have with the state of Virginia, as we believe that it is more likely than not that such contract will not be renewed.

We engaged an outside valuation specialist to evaluate the DMR goodwill at June 30, 2005. The results of the evaluation indicated that the fair value of the DMR reporting unit, using a discounted cash flow model, was approximately $6,000,000 less than its carrying value. In determining the impairment charge, we considered a variety of factors including the effects of increasing competition, the non-renewal of several major government services contracts, the closing of certain offices and changes in our business strategy, which involved curtailing our activities in the BPO segment.

The following table sets forth operating expenses for the periods presented from information derived from our consolidated statements of operations (in thousands):

		For the Twelve Months ended June 30,
		Dollars		Percentage of Revenues
OPERATING EXPENSES		2006	2005	2006	2005
DynTek, excluding	Selling(1)	$8,197	$8,080	10%	10%
Redrock and ITI	General & Administrative(1)	5,085	6,793	6%	9%
	Depreciation & Amortization(1)	2,266	2,807	3%	4%
	Goodwill impairment	—	12,897	%	17%
	Total	$15,548	$30,577	19%	40%
Redrock and ITI(2)	Selling(2)	4,229	3,613	5%	5%
	General & Administrative(2)	58	252	—	—
	Depreciation & Amortization(2)	385	364	—	—
	Total	$4,672	$4,229	6%	5%
	Totals	$20,220	$34,806	25%	45%

(1)          Expenses from Redrock and ITI are excluded for comparative purposes.

(2)          Represents expenses generated by Redrock following our acquisition of it on August 1, 2004 and ITI following our acquisition of it on October 1, 2004. Redrock and ITI operations were combined on February 11, 2005. Therefore, these expenses are now combined.

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

We maintain a minority interest in Tekinsight, a full-service network infrastructure and web application services company. We assessed the value for the investment in Tekinsight and took a one-time expense of $505,000 in March 2006.

We also completed the sale of our investment in Private Label Cosmetics for a one time gain of $75,000 during the fourth quarter of fiscal year 2006.

We realized a gain on the sale of these securities in the amount of $54,000 and approximately $58,000 in interest income during the year ended June 30, 2006.

We completed the transition and sale of our BPO business on June 30, 2006 and $275,000 in proceeds were included as other income.

Net loss.   Our net loss for the year ended June 30, 2006 was $28,262,000, as compared to a net loss of $22,591,000 for the year ended June 30, 2005. The increase in net loss in fiscal year 2006 was primarily attributable to the fact that we included a loss on extinguishment of debt of approximately $13,720,000 in fiscal year 2006, which was offset by a gain from discontinued operations of $513,000. The net loss for fiscal year 2005 included a goodwill impairment charge of $12,897,000, offset by a gain in fiscal year 2005 of $1,846,000 primarily attributable to claims that we settled with transportation vendors under the Virginia non-emergency transportation service contracts.

The fiscal year 2006 net loss includes depreciation and amortization expense of $2,651,000, non-cash option expense of $275,000, interest expense of $7,296,000 (including a non-cash portion of $5,276,000), a valuation adjustment on the investment in Tekinsight of $505,000, and a $14,620,000 loss on the extinguishment of debt obligations under the ITI notes, the 9% notes, and the bridge notes, offset by a gain on extinguishment of trade payable debt of $900,000. The fiscal 2005 net loss includes depreciation and amortization expense of $3,171,000, interest expense of $2,138,000 (including a non-cash portion of approximately $899,000) and other non-operating expenses (net) of $1,141,000, which included a write-down of an investment in preferred stock of $1,104,000.

Liquidity and Capital Resources

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $2,441,000. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the foreseeable future.

We measure liquidity in a number of ways, as summarized in the following table:

	As of June 30, 2007	As of June 30, 2006
	(Dollars in thousands)
Cash and cash equivalents	$2,441	$1,190
Working capital	$4,134	$43
Current ratio	1.65:1	1.01:1

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows. At June 30, 2007, we had positive working capital of approximately $4,134,000, compared to positive working capital of approximately $43,000 at June 30, 2006.

We incurred a net loss for the year ended June 30, 2007 of $11,116,000, as compared to a net loss of $28,262,000 for the year ended June 30, 2006. The net loss in fiscal 2007 did not include a loss on extinguishment of debt compared to a loss of $13,720,000 for the prior fiscal year. The net loss for fiscal 2007 also did not include a gain from discontinued operations compared to a gain in fiscal year 2006 of $513,000 primarily attributable to claims that we settled with transportation vendors under the Virginia non-emergency transportation service contracts. The fiscal year 2007 net loss includes depreciation and amortization expense of $3,262,000, non-cash option expense of $799,000, deferred income tax expense of $275,000, and interest expense of $8,118,000 (including a non-cash portion of $6,397,000).

In October 2005, we raised gross proceeds of $2,500,000, upon issuance of bridge notes to certain investors. The proceeds were used to pay acquisition debt and for working capital. Interest on unpaid principal under the bridge notes was 12% per annum through March 1, 2006, 14% from March 1, 2006 to April 1, 2006. In March of 2006, we entered into a conversion and settlement agreement with the holders of the bridge notes to convert the $2,609,315 in aggregate principal and accrued interest thereunder into shares of our common stock at a conversion price of $0.20 per share. The conversion was effective and the debt obligation cancelled in June 2006 following the effective date of our 1-for-10 reverse stock split.

In July 2005, we began making principal payments of approximately $146,000 per month on our 9% notes due to certain investors. In October 2005, we amended a majority of 9% notes to defer all payments of principal due under such 9% notes until January 2007. In connection with such amendment, we reduced the conversion price of such notes from $6.50 to $2.20, and issued the 9% noteholders warrants to purchase shares of our common stock at $2.20 per share. In March 2006, we entered into conversion and settlement agreements with the holders of the 9% notes to convert $2,665,112 in aggregate principle and accrued interest into shares of our common stock at a conversion price of $0.20 per share. These agreements effected a complete settlement of the debt outstanding under the 9% notes and the shares were issued in June 2006 following the effective date of our 1-for-10 reverse stock split.

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

In August 2005, we terminated our credit facility agreement with an agency of Textron Financial Corporation, or Textron. The Textron facility provided a full notification factoring facility for up to $7,000,000 of working capital. Eligible accounts receivable expected to be collected within 90 days were purchased with recourse, with a holdback amount of 15%. Interest was charged on the outstanding balance at the prime rate plus 2.0% (8.25% at June 30, 2005). Additionally, a 0.15% discount fee was charged at the time of purchase. In August 2005, we terminated this agreement, and paid the entire balance then outstanding of approximately $4,800,000.

On August 8, 2005, we entered into a series of related agreements with NETF, an affiliate of Global Technology Finance, which is a provider of structured financing solutions to technology companies that operates in partnership with Credit Suisse First Boston, CIT Group, Inc. and others, that together provided a new working capital credit facility.

The facility is comprised of two primary components: (1) an asset purchase and liability assumption agreement, or APLA, under which NETF agreed to finance certain of our qualified product purchases under an arrangement that provides for us to sell accounts receivable (resulting from the sale of such products to our customers) and for NETF to assume the liability for payment to product vendors; and (2) an asset purchase agreement, or APA, under which NETF purchased $7,500,000 of our qualified accounts receivables (services and products). The proceeds we received under the APA were used to repay in full the $4,800,000 balance on our credit line with Textron, for acquisition debt, and general corporate purposes. In addition to the accounts receivable purchased on August 8, 2005, NETF may purchase up to 80% of our additional qualified accounts receivable in the future on the same terms.

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

During fiscal year 2006, we took certain steps to conserve our capital resources, including the transition and sale of our BPO segment, and announcing during the first quarter of fiscal year 2006 a projected annualized reduction of our general and administrative expenses by approximately $1,600,000 from the year ended June 30, 2005. In March 2006, the company announced another $800,000 in projected annualized savings from cost reduction measures in selling and general and administrative expenses. Total general and administrative expenses for the year ended June 30, 2005 were approximately $7,045,000, inclusive of one-time restructuring costs of $850,000. For the twelve-month period ended June 30, 2006, general and administrative expenses were $5,143,000 inclusive of one time restructuring and re-organization costs of $964,000. Thus, we believe that we met our projected reduction target.

On March 8, 2006, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we raised approximately $683,226 in net proceeds through the initial closing of a private placement of an aggregate of 3,795,700 shares of common stock at a purchase price of $0.20 per share and warrants to purchase 759,140 shares of common stock. On May 15, 2006, we effected a second and final closing of this private placement and raised $1,145,904 in gross proceeds from the sale of 5,729,520 shares of common stock at $0.20 per share and issued warrants to purchase 1,145,904 shares of common stock at an exercise price of $0.20 per share. At the second closing, Network 1 was paid a fee of $114,590 and issued a warrant to purchase 1,145,904 shares of common stock at an exercise price of $0.20 per share.

On March 8, 2006, we entered into a note purchase agreement with SACC Partners, L.P. and Lloyd I. Miller, III, or the Senior Lenders, pursuant to which we issued them senior secured notes in the aggregate principal amount of $6.7 million. The interest rate for the senior secured notes is 8% per annum if paid in cash, or 11% per annum if paid in kind, which is at our election for the first three years. Principal will be amortized over three years and payable in monthly installments beginning March 31, 2009, with the balance payable on the maturity date of March 1, 2010, and interest will be payable quarterly in arrears beginning June 30, 2006, unless we choose payment in kind option, in which case interest will be added to the principal amount of the senior secured notes during the period that we continue such election. As a condition to the purchase of senior secured notes, we issued warrants pro rata, according to each Senior Lender’s proportion of the aggregate principal amount of the senior secured notes, to purchase 19.9% of our outstanding common stock on a fully diluted basis at the time of exercise, exercisable at $0.001 per share of common stock, until December 31, 2016. Proceeds from the sale of the senior secured notes were used to pay indebtedness outstanding under the Laurus notes.

On March 8, 2006, under the note purchase agreement described immediately above, we also issued a junior secured convertible note to Trust A-4—Lloyd I. Miller, or the Junior Lender, in the aggregate principal amount of $3.0 million. On June 15, 2006, we amended the note purchase agreement to provide that upon the request of Mr. Miller or an affiliate of Mr. Miller, and upon our consent, we shall issue up to an additional aggregate initial principal amount of $3.0 million, on the same terms and conditions as provided for in the first junior secured convertible note. On June 15, 2006, we issued an additional junior secured convertible promissory note to the Junior Lender in the initial principal amount of $1.0 million, on the same terms and conditions as the first junior secured convertible note. On September 26, 2006, we issued a third junior secured convertible note to the Junior Lender in the aggregate principal amount of $3.0 million with substantially identical terms to the first and second junior secured convertible notes. The interest rate for each of the junior secured convertible notes is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at our election for the first three years. Each of the first three junior secured convertible notes were convertible into shares of or common stock at any time at the election of the holder at an initial conversion price of $0.20 per share of common stock, or 35,000,000 shares of common stock assuming no principal added for interest paid in kind.

On September 15, 2006, we entered into an asset purchase agreement with TekConnect, Inc pursuant to Section 363 of the United States Bankruptcy Code, for substantially all of its assets. In consideration for the purchased assets, we agreed to pay the seller at closing a cash payment of $400,000.

On October 27, 2006, our wholly-owned subsidiary DynTek Canada, Inc., entered into an asset purchase agreement with Sensible Security Solutions and Paul Saucier whereby it agreed to purchase substantially all of the assets of Sensible Security Solutions. In consideration for the purchased assets, we agreed to pay Sensible Security Solutions at closing a cash payment of $1.1 million and 1,485,148 shares of our common stock, based upon a per share value of $0.202.

On April 13, 2007, we entered into a junior secured convertible note purchase agreement with the Junior Lender pursuant to which we issued a fourth junior secured convertible promissory note in the initial aggregate principal amount of $5.0 million. The interest rate for the note is 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at our election for the first three years. Principal will be payable at the maturity date of April 13, 2012, and interest will be payable quarterly in arrears beginning June 30, 2007, unless we choose the payment in kind option, in which case interest will be added to the principal amount of the $5.0 million note during the period that we continue such election. The fourth junior secured convertible note may be converted into shares of our common stock any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments set forth therein. Proceeds from the issuance of the fourth junior secured convertible note are being used to finance current operations, fund potential acquisitions and for general corporate purposes.

As a result of the issuance of the fourth junior secured convertible note, the conversion price of each of the other junior secured convertible promissory notes issued to the Junior Lender on March 8, June 15 and September 26, 2006, respectively, has been reduced from $0.20 to $0.175 in accordance with the antidilution provisions contained therein. As of June 30, 2007, the aggregate number of shares into which the four junior secured convertible notes could be converted was 75,522,616, which includes shares issuable upon the conversion of interest paid in kind through June 30, 2007. The conversion price adjustment in the junior secured convertible notes also had the effect of increasing the number of shares issuable to the holders of those certain 19.9% warrants by 1,385,072 shares upon exercise.

At any time until the fourth junior secured convertible note has been repaid in full, we may, at our sole option, redeem a portion or the entire amount of the outstanding principal amount of such note, from time to time, plus any and all accrued but unpaid interest on such principal amount, through the date of repayment, which amount we refer to as the redemption amount, by paying to the holder thereof: (i) 113% of the redemption amount if the date of repayment occurs any time prior to or on April 13, 2008; (ii) 109.75% of the redemption amount if the date of repayment occurs any time after April 13, 2008 but prior to or on April 13, 2009; (iii) 106.50% of the redemption amount if the date of repayment occurs any time after April 13, 2009 but prior to or on April 13, 2010; (iv) 103.25% of the redemption amount if the date of repayment occurs any time after April 13, 2010 but prior to or on April 13, 2011; and (v) 100.00% of the redemption amount if the date of repayment occurs any time after April 13, 2011 but prior to or on April 13, 2012.

Slow collections have caused us to incur higher fees under our accounts receivable and product financing arrangements with NETF. As a result of our acquisition of TekConnect, we assumed approximately $540,000 of pre-existing service obligations which have resulted in additional increased costs. Although we use our facility with NETF to better manage the timing differences in our operating cash flows, some accounts receivable due from customers under our recently acquired Canadian business are ineligible for transfer. These circumstances have caused us to experience additional constraints on liquidity, which are likely to continue until such time as TekConnect and Sensible Security Solutions are fully integrated.

Although we have made substantial efforts to accelerate collections under our company-wide operations, slow collection cycles, ongoing timing differences and efforts to integrate acquired businesses could cause us to seek additional outside financing. Although we believe that we have sufficient capital resources to sustain our business through July 1, 2008, there can be no assurance that unforeseen circumstances will not have a material affect on our operations. These circumstances could require us to take a variety of measures to conserve and/or improve liquidity, including curtailing operations, cutting costs, and seeking additional outside financing. We have not secured any commitments for new financing at this time nor can we provide assurance that any new financing will become available to us on acceptable terms, if at all.

We believe that our strategy of streamlining the business around our core competency of providing IT solutions is enabling us to operate under a more efficient cost structure than we had in the past. We are also not required to make principal payments under any of our note obligations until June 2009 and our accounts receivable and product financing arrangement with NETF is providing us with timely working capital resources.

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

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Non-Convertible Debt Obligations	$7,725	—	$7,725	—
Convertible Debt Obligations	13,216	—	—	$13,216	—
Acquisition Debt	—	—	—	—	—
Operating Lease Obligations	1,960	$845	926	189	—
Total	$22,901	$845	$8,651	$13,405	—

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

Revenue Recognition.   We apply the revenue recognition principles set forth under AICPA Statement of Position (“SOP”) 97-2 and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of our revenue. We adhere strictly to the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable. A summary of our revenue recognition policies, as they relate to our specific revenue streams, is as follows:

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

Software Product Revenues

We make substantially all of our software product sales as a reseller of licenses, which may include a post contract customer support arrangement and access to product and upgrades, and enhancements that are provided exclusively by the manufacturer following delivery and the customer’s acceptance of the software product. We do not presently sell any software that we develop internally. Any responsibility for technical support and access to upgrades and enhancements to these software products are solely the responsibility of the software manufacturer, which arrangement is known to the customer at the time the sale is consummated. With respect to delivery, we require that the customer has received transfer of the software or, at a minimum, an authorization code, or key, to permit access to the product. If a software license is delivered to the customer, but the license term has not begun, we do not record the revenue prior to inception of the license term.

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

For product sales, we apply the factors discussed in Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of our transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts billed to our customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, we have determined that we were acting as an agent, and therefore recognize revenues on a net basis.

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

Goodwill.   SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the company’s acquisitions, most recently for the acquisition of Sensible Security Solutions in October 2006, in the amount of $434,000. In these instances, goodwill was determined by comparing the purchase price and related transaction costs with the fair value of the net tangible assets and liabilities acquired.

Convertible Notes.   We account for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The company accounts for convertible notes (deemed conventional) in accordance with the provisions of

EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Foreign Currency.   The consolidated financial statements are presented in United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of DynTek Canada, Inc., our wholly-owned Canadian Subsidiary is the Canadian dollar. Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income.

Recent Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accountings Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.” SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We will apply the provisions of this statement prospectively to new instruments.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. We are evaluating the potential impact, if any, that the adoption of SFAS 156 will have on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. This exposure is related to our normal operating and funding activities. We do not typically invest more than a nominal amount in securities that are subject to interest rate risk, foreign currency exchange risk, commodity price risk or similar types of market risk. Accordingly, a hypothetical 100 basis point adverse move in interest rates would not materially affect the fair market value of our financial investments or our overall financial condition. As of June 30, 2007, we have not used derivative instruments or engaged in hedging activities and are not subject to the types of market risks generally associated with such investments.

In August 2005, we entered into a working capital credit facility with NETF. Pursuant to the credit facility, NETF finances certain qualified product purchases by us and we assign our accounts receivable resulting from the sale of such products to our customers and NETF assumes liability for payment to product vendors. As consideration for the product financing, we pay NETF a financing and servicing fee calculated on a monthly basis depending on several factors including our gross profit margin, the number of days sales are outstanding and the LIBOR rate. In particular, the financing component of the fee is an amount equal to the then existing LIBOR rate plus 4% annum on advances made at the time of the transfer. Other than the credit facility with NETF, we do not have any variable rate debt instruments outstanding and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

Historically, the vast majority of our operations were conducted solely in the United States. Accordingly, our financial position was not materially affected by foreign exchange rate transactions. Our acquisition of Sensible Security Solutions in October of 2006 significantly increased our presence in the Canadian market and exposes us to greater risk from foreign currency rate fluctuations. However, we do not expect that the exposure to foreign exchange transactions will have a material impact on our consolidated financial statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DYNTEK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Dyntek, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dyntek, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive gain, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dyntek, Inc. and Subsidiaries, at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 in conformity with generally accepted accounting principles.

Marcum & Kliegman llp
New York, New York
October 5, 2007

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$1,922	$546
Cash—Restricted	519	644
Accounts receivable, net	3,554	1,881
Due from NETF	4,034	2,817
Inventory	289	193
Prepaid expenses and other current assets	197	101
Other receivables	20	118
TOTAL CURRENT ASSETS	10,535	6,300
RESTRICTED CASH—non current portion	72	559
PROPERTY AND EQUIPMENT, net	662	763
GOODWILL	19,201	18,767
ACQUIRED CUSTOMER LISTS, net	2,487	2,722
DEFERRED FINANCING COSTS, net	307	304
DEPOSITS AND OTHER ASSETS	704	273
TOTAL ASSETS	$33,968	$29,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$433	$168
Accounts payable	2,038	2,090
Accrued expenses	2,383	2,705
Deferred revenue	1,289	1,036
Liabilities of discontinued operations	258	258
TOTAL CURRENT LIABILITIES	6,401	6,257
DEFERRED REVENUE—non current portion	46	529
DEFERRED INCOME TAXES	275	—
NOTES PAYABLE—(net of discounts of $7,315 and 9,046 as of June 30, 2007 and June 30, 2006, respectively.)	13,626	2,021
TOTAL LIABILITIES	20,348	8,807
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2007 and June 30, 2006, respectively	—	—
Class A Common stock, $.0001 par value, 450,000,000 shares authorized; 58,234,989 and 55,180,586 shares issued and outstanding as of June 30, 2007 and June 30, 2006, respectively	6	6
Additional paid-in capital	150,571	146,783
Accumulated Other Comprehensive Income	67	—
Accumulated deficit	(137,024)	(125,908)
TOTAL STOCKHOLDERS’ EQUITY	13,620	20,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,968	$29,688

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Years Ended June 30,
	2007	2006	2005
REVENUES
Product Revenues	$70,348	$56,459	$45,490
Service Revenues	24,443	24,372	31,069
TOTAL REVENUES	94,791	80,831	76,559
COST OF REVENUES
Cost of Products	59,998	49,972	38,499
Cost of Services	17,512	18,271	24,167
TOTAL COST OF REVENUES	77,510	68,243	62,666
GROSS PROFIT	17,281	12,588	13,893
OPERATING EXPENSES:
Selling	12,215	12,426	11,693
General and administrative	4,473	5,143	7,045
Depreciation and amortization	3,262	2,651	3,171
Impairment of goodwill	—	—	12,897
TOTAL OPERATING EXPENSES	19,950	20,220	34,806
LOSS FROM OPERATIONS	(2,669)	(7,632)	(20,913)
OTHER INCOME (EXPENSE)
Gain (Loss) on marketable securities	—	54	(250)
Loss on extinguishment of debt	—	(13,720)	—
Interest expense	(8,118)	(7,296)	(2,138)
Interest income	77	58	30
Other expense, net	(75)	(239)	(1,141)
TOTAL OTHER EXPENSE	(8,116)	(21,143)	(3,499)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,785)	(28,775)	(24,412)
INCOME TAXES	331	—	25
LOSS FROM CONTINUING OPERATIONS	(11,116)	(28,775)	(24,437)
DISCONTINUED OPERATIONS
Gain on discontinued operations	—	513	1,846
TOTAL GAIN FROM DISCONTINUED OPERATIONS	—	513	1,846
NET LOSS	$(11,116)	$(28,262)	$(22,591)
NET LOSS PER SHARE:
Continuing operations	$(.19)	$(1.33)	$(3.78)
Discontinued operations		0.02	0.29
NET LOSS PER SHARE—basic and diluted	$(.19)	$(1.31)	$(3.49)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	57,675,369	21,572,858	6,466,277
NET LOSS	$(11,116)	$(28,262)	$(22,591)
OTHER COMPREHENSIVE GAIN, NET OF TAX Unrealized gain on foreign currency translation	67	—	—
COMPREHENSIVE LOSS	$(11,049)	$(28,262)	$(22,591)

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Class A Common Stock			Additional	Accumulated Other		Stock-
		Par		Par	Acquisition	Paid-in	Comprehensive	Accumulated	holders’
	Shares	Value	Shares	Value	Shares	Capital	Income	Deficit	Equity
Balance—July 1, 2004	683	$1	5,843	$1	—	$100,826	$(170)	$(75,055)	$25,603
Conversion of Preferred Stock to Common Stock	(100)		25
Shares issued upon conversion of 9% notes			78			509			509
Warrants issued for services						190			190
Shares issued in connection with Laurus Funds debt financing			6			40			40
Debt discount on 9% convertible notes						569			569
Warrants issued to placement agent						44			44
Shares issued in connection with private offering			1,481			6,877			6,877
Common stock held in escrow under AMR asset purchase			30
Shares issued in connection with acquisition of Redrock			79			500			500
Changes in unrealized gain (loss) on securities available for sale							170		170
Shares to be issued in connection with acquisition of ITI (428,000 shares)					1,544				1,544
Net loss								(22,591)	(22,591)
Balance—June 30, 2005	583	$1	7,543	$1	1,544	109,555	—	(97,646)	13,455
Conversion of Preferred Stock to Common Stock	(583)	(1)	145						(1)
Shares to be issued in connection with acquisition of ITI (428,000 shares)			428		(1,544)	1,544
Stock based compensation						275			275
Capital financing fees						(549)			(549)
Change in conversion price of 9% Notes						1,743			1,743
Change in exercise priced of warrants issued to 9% note-holders						169			169
Change in exercise priced of warrants issued to Laurus Master Funds						50			50
Discounts recorded upon issuance of Bridge Notes						150			150
Shares issued in private placement			3,796			683			683
Change in exercise price of warrants						95			95
Shares issued upon settlement of 9% Notes			13,283	2		7,969			7,971
Shares issued in private placement			5,730	1		1,031			1,032
Shares issued upon exercise of warrants			189			—			—
Shares issued upon settlement of acquisition debt			10,216	1		6,130			6,131
Shares issued upon of Bridge Notes			13,047	1		7,828			7,829
Shares issued upon trade payables			804			482			482
Discounts recorded upon issuance of Senior Notes						6,228			6,228
Discounts recorded upon issuance of Junior Notes						3,400			3,400
Net loss								(28,262)	(28,262)
Balance—June 30, 2006	—	—	55,181	6	—	146,783	—	(125,908)	20,881
Shared based compensation						559			559
Restricted stock based compensation			1,412			240			240
Discounts recorded upon issuance of Senior Notes						2,497			2,497
Additional discounts recorded to June 15, 2006 Junior Note						200			200
Shares issued upon exercise of warrants			47			0			0
Shares issued upon settlement of AMR earnout agreement, net of retirement of 30,000 shares held in escrow			648			100			100
Shares issued in connection with acquisition of SSS			1,485			300			300
Retirement of shares held in Treasury			(538)			(108)			(108)
Changes in unrealized gain due to Foreign Currency translation							67		67
Net loss								(11,116)	(11,116)
Balance—June 30, 2007	—	—	58,235	$6	—	$150,571	$67	$(137,024)	$13,620

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss-Continuing operations	$(11,116)	$(28,775)	$(24,437)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations
Depreciation and amortization	3,262	2,651	3,171
Non-cash interest	6,397	5,276	899
Stock based compensation	799	275	190
Deferred income taxes	275	—	—
Loss / (Gain) on marketable securities	—	(54)	248
Goodwill impairment	—	—	12,897
Loss on extinguishment of debt	—	13,720	—
Investment losses	—	—	1,104
Loss on note due from equity investee	—	—	448
Settlement of note due from former officer	—	—	100
Gain on sale of equipment	—	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,641)	15,965	(2,847)
Due from NETF	(1,217)	(2,817)	—
Inventory	(96)	1,473	(215)
Accrued interest on notes payable	—	(176)	106
Prepaid expenses and other current assets	2	(19)	30
Deposits and other assets	(431)	598	(561)
Accounts payable	(52)	(5,625)	1,039
Accrued expenses	(322)	302	229
Deferred revenue	(903)	(19)	786
Restricted cash	612	(638)	5
Total adjustments	6,685	30,912	17,615
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(4,431)	2,137	(6,822)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from disposition of marketable securities	—	54	—
Other notes receivable	—	—	(22)
Cash received from Redrock acquisition	—	—	405
Cash received from ITI acquisition	—	—	106
Cash paid for acquisitions	(1,920)	(457)	(6,618)
Cash proceeds from sale of equipment	—	—	50
Capital expenditures	(265)	(224)	(370)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,252)	(627)	(6,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	265	(1,106)	994
Proceeds from debt financing, net of expenses	8,000	13,200	5,439
Deferred financing costs	(98)	(575)	(662)
Net proceeds (repayments) under line of credit	—	(4,697)	968
Principal payments	—	(10,360)	(196)
Issuance of common stock, net of expenses	—	1,169	6,886
Shares repurchased and held in Treasury, then retired	(108)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,059	(2,369)	13,429
CASH FLOWS OF DISCONTINUED OPERATIONS:
Operating cash flows	—	442	(2,006)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	—	442	(2,006)
Exchange rate effect on cash	(67)	—	—
NET INCREASE (DECREASE) IN CASH	1,376	(417)	(1,847)
CASH AT BEGINNING OF YEAR	546	963	2,810
CASH AT END OF YEAR	$1,922	$546	$963

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,716	$1,916	$1,164
Cash paid for income taxes	$127	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes into common stock	$—	$7,468	$509
Issuance of common stock and warrants to agents in convertible debt transactions	$—	$—	$84
Common stock issued/to be issued to sellers of acquired businesses	$400	$—	$2,044
Debt discounts recorded in connection with long-term debt	$671	$—	$569
Acquisitions of businesses:
Current tangible assets	$32	$—	$3,631
Non current tangible assets	70	—	508
Current liabilities assumed	(674)	—	(4,566)
Intangible assets acquired	2,358	—	1,802
Goodwill recognized	434	—	11,607
Less
Accrued purchase consideration	—	—	(4,320)
Stock based purchase consideration	(300)	—	(2,044)
Cash paid for acquisitions of businesses	$1,920	$—	$6,618

See notes to consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION

DynTek, Inc. (the “Company”) was initially incorporated in Delaware on May 27, 1989 as Universal Self Care, Inc. In January 1998 the Company changed its name to Tadeo Holdings, Inc. In November 1999, the Company changed its name to TekInsight, Inc., and in December 2001 the Company changed its name to DynTek, Inc.

The Company provides professional information technology (“IT”) services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions.

2.                 LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $11,116,000 for the year ended June 30, 2007, which includes $10,733,000 of non-cash charges resulting from $3,262,000 of depreciation and amortization, $799,000 of stock-based compensation $275,000 of deferred income taxes, and $6,397,000 of non-cash interest (Note 11). The Company has $4,134,000 of working capital at June 30, 2007.

The Company, beginning in the first quarter of its fiscal year ended June 30, 2006, undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives included, among other things, streamlining operations by reducing employee headcount, cutting overhead expenses and focusing revenue generating activities on selling products that are intended to generate higher profit margins.

The Company’s financial restructuring initiatives have enabled it to alleviate constraints on its liquidity from having to immediately service previously existing debt obligations. The Company entered into a credit facility with New England Technology Finance, LLC (“NETF”) on August 8, 2005 (Note 7), converted two major note obligations and certain trade payables into equity during the quarter ended March 31, 2006 (Note 11), restructured notes payable to sellers of acquired businesses that were ultimately converted into equity on March 8, 2006 (Note 12), and issued $6,700,000 of senior secured notes to a major investor/stockholder on March 8, 2006. The Company used the proceeds of its $6,700,000 note offering to repay notes due to the Laurus Master Fund, Ltd. (Note 11). In May and June of 2006, the Company issued an aggregate of $4,000,000 of additional junior secured convertible notes to the same major investor (Note 11). The proceeds of these notes were used to repay certain indebtedness and for general corporate purposes. The Company also raised net proceeds of approximately $1,714,000 during the year ended June 30, 2006 in a private placement of common stock (Note 14).

The Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) on September 26, 2006 pursuant to which the Company issued to Trust A-4—Lloyd I. Miller a Junior Secured Convertible Note in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially the same terms set forth in the Junior Note and the Second Junior Note (both of which are defined herein) with the additional collateralization of 66% of the Company’s assets and stock of its wholly-owned Canadian subsidiary (Note 14). The proceeds of this note were used to finance the acquisitions described below and for general corporate purposes.

On October 6, 2006, the Company utilized a portion of the proceeds from the Third Junior Note to enter into an Asset Purchase Agreement for substantially all of the assets of TekConnect, Inc. (“TekConnect”). In consideration for the purchased assets, the Company paid to the sellers $400,000 at closing, incurred $63,000 of direct acquisition costs and assumed $540,000 of pre-existing contract obligations. The Company made a final $100,000 earn-out payment in September 2006 related to the initial June 2006 purchase of TekConnect’s customer list.

The Company also utilized a portion of the Third Junior Note on October 27, 2006, when the Company, DynTek Canada, an Ontario corporation and a wholly-owned subsidiary of the Company (“DynTek Canada”), Sensible Security Solutions, Inc., an Ontario corporation (“SSS”), and Paul Saucier, an individual and 100% owner of SSS, entered into an Asset Purchase Agreement for substantially all of the assets of SSS. In consideration for the purchased assets, the Company agreed to pay SSS at closing a cash payment of $1,063,000 and 1,485,148 shares of the Company’s common stock with an aggregate fair value of $300,000 measured in accordance with Emerging Issues Task Force Issue (“EITF” 99-12—“Determination of the Measurement Date for the Market Price of Securities Issues in a Purchase Business Combination,” (“EITF 99-12”). Additional fees in connection with the acquisition of approximately $50,000 were also paid.

In addition, the Company agreed to make additional payments over a three-year period based upon the achievement of certain Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) performance targets. Such payments will be paid using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash (see Note 14). The earn-out provisions are based upon achieving EBITDA performance targets and the earn-out provision was approximately $250,000 for the year ended June 30, 2007. The Company intends to distribute any payments related to the earn-out provisions, half to be paid in cash and half to be issuable in shares of the Company’s common stock at a price of $0.20 per share.

On April 13, 2007, the Company entered into a Junior Secured Convertible Note Purchase Agreement pursuant towhich the Company issued to Trust A-4—Lloyd I. Miller a Junior Secured Convertible Note in the aggregate principal amount of $5,000,000 (the “Fourth Junior Note”). The interest rate for the Fourth Junior Note is 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at the Company’s election for the first three years. All other terms in this note are substantially identical to the terms set forthin the previously issued prior notes. Principal will be payable on the maturity date of April 13, 2012, and interest will be payable quarterly in arrears beginning June 30, 2007, unless the Company chooses the payment in kind option, in which case interest will be added to the principal amount of the Fourth Junior Note during the period that the Company continues such election. The Company elected the payment in kind option and interest of $138,904 was added to the principal amount of the Fourth Junior Note for the period ended June 30, 2007. The Fourth Junior Note may be converted into common stock of the Company at any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments. Proceeds from the issuance of the Fourth Junior Note will be used to finance current operations, fund potential acquisitions and for general corporate purposes.

The Company believes that its strategy of streamlining the business around its core competency of providing IT solutions is enabling it to operate under a more efficient cost structure than it had in the past. The Company is also not required to make principal payments under any of its note obligations until June 2009 and its accounts receivable and product financing arrangement with NETF is providing it with timely working capital resources. Accordingly, the Company believes (based on these initiatives) that it will have sufficient liquidity to sustain the business through July 1, 2008.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain the business through July 1, 2008, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise addition capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

3.                 SIGNIFICANT ACCOUNTING POLICIES

A.             Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

B.              Foreign Currency Translation—The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“SFAS 52”). As described in Note 4, the Company acquired substantially all of the assets of SSS on October 27, 2006. The Company operates SSS as a wholly-owned subsidiary in Canada and uses the local currency (Canadian Dollars) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income.

C.              Revenue Recognition—The Company applies the revenue recognition principles set forth under AICPA Statement of Position (“SOP”) 97-2 and Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of its revenue. Accordingly, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable.

Computer Hardware Product Revenues

The Company requires its hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Since the Company’s hardware sales are supported by a contract or other document that clearly indicates the terms of the transaction, and the selling price is fixed at the time the sale is consummated, the Company records revenue on these sales at the time at which it receives a confirmation that the goods were tendered at their destination when shipped “FOB destination,” or upon confirmation that shipment has occurred when shipped “FOB shipping point.”

Software Product Revenues

The Company makes substantially all of its software product sales as a reseller of licenses, which may include a post contract customer support arrangement and access to product upgrades and enhancements that are provided exclusively by the manufacturer following delivery, and the customer’s acceptance of the software product. The Company does not presently sell any software that it develops internally. Any responsibility for technical support and access to upgrades and enhancements to these software products are solely the responsibility of the software manufacturer, which arrangement is known to the customer at the time the sale is consummated. With respect to delivery, the Company requires that the customer has received transfer of the software or, at a minimum, an authorization code (“key”) to permit access to the product. If a software license is delivered to the customer, but the license term has not begun, the Company does not record the revenue prior to inception of the license term.

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

For product sales, the Company applies the factors discussed in “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, the Company recognizes revenues based on the gross amounts billed to customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis. For the years ended June 30, 2007, 2006 and 2005, revenues recognized on a net basis totaled approximately $920,000, $1,455,000 and $0, respectively.

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

BPO Services Revenue

For business process outsourcing (“BPO”) services, which primarily included the Company’s child support service contracts in the state of Nebraska, the Company provided services under a fixed price (flat monthly fee) contract, and recognized revenue as the services were provided and billed. The Company completed its transition out of this former segment during the quarter ended June 30, 2006. Accordingly, the Company recognized revenues in a single segment, IT Services Revenue, during the year ended June 30, 2007.

D.             Cash and Cash Equivalents—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

E.              Accounts Receivable—The Company generates accounts receivable from sales of services and products to its customers. The Company establishes reserves for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Information with respect to the Company’s allowance for doubtful accounts is presented in Note 6.

The Company sells its eligible accounts receivable to NETF under each of an Asset Purchase and Liability Assumption Agreement and an Asset Purchase Agreement that it entered into with NETF during the year ended June 30, 2006. The Company retains certain servicing rights under a related Master Servicing Agreement that provides for the Company to manage collections and other ongoing interactions with customers for certain contractual fees. These agreements are more fully described in Note 7.

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

F.               Property and Equipment—Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter.

G.            Net Loss Per Share—The Company computes net loss per share in accordance with SFAS No. 128. “Earnings per Share.” Accordingly, the Company computed its net loss per share by dividing its net loss for each of the periods presented by the weighted average number of common shares outstanding for the period. The computation of net loss per share excluded the effect of potentially dilutive securities that would be issuable upon the exercise of convertible debt, stock, options and common stock purchase warrants, because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents excluded from the computation of basic and diluted loss per share is as follows:

	As of June 30,
	2007	2006	2005
Preferred Shares (convertible at 2.5 common shares)	—	—	145,781
Warrants	43,936,495	26,946,897	2,312,924
Options	11,286,811	231,166	355,300
Convertible debt	75,522,616	20,684,658	1,615,318
	130,745,922	47,862,721	4,429,323

H.            Estimates—The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for the Company include revenue recognition, impairment of goodwill, and accounting for discontinued operations. Actual results with respect to estimates could differ from the outcome of one or more confirming events in future periods. The difference between actual results and management’s estimates could be material.

I.                  Stock Based Compensation—Prior to July 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” The Company applied the pro forma disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation.”

Effective July 1, 2005, the Company adopted SFAS No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R). Accordingly, the Company recognized approximately $275,000 and $559,000 for the fair value of stock options vested and for options expected to vest during years ended June 30, 2006 and June 30, 2007, respectively.

For the year ended June 30, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the following table presents pro-forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards during that period.

Year Ended June 30,
2005
(in thousands except per share data)
Net Loss	$(22,591)
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(332)
Pro-forma net loss under Fair Value Method	$(22,923)
Loss per share
Basic	$(3.55)
Diluted	$(3.55)
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting:
Pro-forma loss share basic	$(3.55)
Pro-forma loss share diluted	$(3.55)

The fair value of all awards granted prior to the adoption of SFAS 123(R) was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.44% to 4.05%; expected dividend yield: 0%; expected option life: 3 to 4 years; volatility: 35% to 136%.

J.                 Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of notes receivable approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest. The carrying amounts of notes payable approximate fair value because the effective yields of such instruments, which includes the effect of contractual interest rates taken together with discounts resulting from the concurrent issuances of common stock purchase warrants, are consistent with current market rates of interest.

K.             Goodwill and Amortizable Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations (Note 4). SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit (Note 9).

The Company’s amortizable intangible assets include customer relationships that are being amortized using the straight-line method over estimated useful lives of three to seven years. In accordance with SFAS 144 “Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of amortizable intangible assets under SFAS 144 is measured by comparing the carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment charge to be recognized is measured based on the carrying amount of the property that exceeds its fair market value.

L.               Common Stock Purchase Warrants and other Derivative Financial Instruments—The Company accounts for the issuance of Common Stock purchase warrants and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company performed a classification assessment of all of its free standing derivatives as of June 30, 2007 and 2006 and determined that the classification of these derivatives in stockholders equity is appropriate.

M.           Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has recognized $275,000 of income tax expense in the accompanying financial statements for the fiscal years ended June 30, 2007. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

N.             Comprehensive Income (Loss)—Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions.

O.            Inventory—Inventory consists primarily of finished goods in transit to the Company’s customers, which are recorded at the lower of cost or market.

P.               Advertising Costs—Costs related to advertising and promotions of services are charged to sales operating expense as incurred. Advertising expense amounted to $163,000, $162,000, and $59,000 for the years ended June 30, 2007, 2006, and 2005, respectively. These expenses are included in selling expenses in the accompanying consolidated statements of operations and comprehensive loss.

Q.            Shipping and Handling Costs—The Company accounts for shipping and handling costs as a component of Cost of Product Revenues. These costs are primarily the direct freight costs related to the “drop shipment” of products to the Company’s customers. Shipping and handling costs amounted to $142,000 in fiscal 2007, $218,000 in fiscal 2006, and $134,000 in fiscal 2005.

R.             Convertible Notes—The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of Conventional Convertible Debt Instrument” in Issue No. 00-19.

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

S.                New Accounting Standards

In September 2005, the FASB ratified the EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholders’ equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is evaluating the potential impact, if any, that the adoption of SFAS 156 will have on its consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the potential impact that this Interpretation may have on its consolidated financial position, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustments if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its consolidated financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of this guidance did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The adoption of this pronouncement did not have an effect on the accompanying consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.                 BUSINESS COMBINATIONS

Redrock Communications Solutions, Inc.

On September 29, 2004, the Company entered into a Stock Purchase Agreement (the “Agreement”) effective August 1, 2004 to acquire all of the outstanding Common Stock of Redrock Communication Solutions, Inc. (“Redrock”) for purchase consideration (after giving effect to earn-outs) of $5,226,000. The purchase price included $4,726,000 in cash and $500,000 for the fair value of 793,000 shares of common stock.

The Company accounted for its acquisition of Redrock Communications Solutions, Inc. (“Redrock”) as a purchase business combination after which it began consolidating Redrock’s results of operations immediately following the completion of the acquisition on September 29, 2004. The Company assumed net liabilities of approximately $383,000 with respect to this transaction and allocated the excess of the purchase price over the fair value of net liabilities assumed as follows: customer list for $755,000 and goodwill for $4,817,000. This business was fully integrated into the Company as of March 31, 2006.

Integration Technologies Inc.

On October 14, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, ITI Acquisition Corp., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”), Integration Technologies, Inc., a California corporation (“ITI”), the shareholders of ITI (the “ITI Shareholders”) and Casper Zublin, Jr., in his capacity as the shareholder representative (the “Representative”). Pursuant to the terms of the Merger Agreement, the Company acquired all of the outstanding common stock of ITI for aggregate purchase consideration (after giving effect to earn-outs and certain changes and amendments to the purchase price) amounting to $6,890,000. The purchase price, as adjusted, included $5,346,000 in cash and $1,544,000 for the fair value of 428,000 shares of common stock.

The Company accounted for its acquisition of ITI as a purchase business combination in which it began consolidating ITI’s results of operations immediately following the completion of the acquisition on October 14, 2004. The Company assumed net liabilities of approximately $78,000 with respect to this transaction and allocated the excess of the purchase price over the fair value of net liabilities assumed as follows: customer list for $400,000 and goodwill for $6,568,000.

In September 2005, the Company and certain sellers of ITI (including the Company’s current chief executive officer, Casper Zublin, Jr.) agreed to convert $2,574,735 of remaining payments into promissory notes bearing interest at 8.9% per annum. The Company paid $643,684 in principal due under the ITI Notes in September 2005, with a remaining aggregate principal balance of $1,931,051.

On March 8, 2006, the Company entered into Conversion and Settlement Agreements with the holders of ITI Notes providing for the surrender of the notes to the Company for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest of $2,043,273 by a conversion price of $.20 per share. As described in Note 11, the Company accounted for the extinguishment of these and other notes that were also settled on March 8, 2006 as a troubled debt restructuring in accordance with SFAS 15. The conversion was effective and the shares of common stock were issued in June 2006 following the effective date of the Company’s 1 for 10 reverse stock split described in Note 14. This business was fully integrated into the Company as of March 31, 2006.

TekConnect

On October 6, 2006, the Company utilized a portion of the proceeds from the Third Junior Note to enter into an Asset Purchase Agreement for substantially all of the assets of TekConnect, a privately-held educational technology integration and consulting firm. In consideration for the purchased assets, the Company paid to sellers $400,000 at closing, $100,000 in contingent consideration, incurred $62,000 of direct acquisition costs and assumed $540,000 pre-existing contract obligations.

As of October 6, 2006, TekConnect’s results of operations were consolidated with the Company’s results of operations. The increase in the value of intangible assets (customer list) of approximately $1,102,000 is being amortized over a three year period.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	$500
Transaction expenses	62
Total consideration	$562
Allocation of Purchase Price:
Fair value of liabilities assumed:
Liabilities assumed
Deferred Revenue	$(540)
Total liabilities assumed	(540)
Net liabilities assumed	(540)
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	1,102
Fair value of assets acquired	$562

Pro Forma for TekConnect, Inc.

The following unaudited pro forma information reflects the results of continuing operations of the Company as if the TekConnect acquisition had been consummated as of July 1, 2006 (in thousands).

	For the Year Ended June 30,
	2007	2006
Revenues	$97,404	$92,265
Net Loss	(10,515)	(28,431)
Net Loss per share	$(0.18)	$(1.32)

Sensible Security Solutions, Inc.

As described in Note 2 above, on October 27, 2006, the Company, DynTek Canada, SSS, and Paul Saucier entered into an Asset Purchase Agreement for the acquisition by DynTek Canada of substantially all of the assets of SSS. SSS provides major Canadian organizations, both in the private and public sector, with the design and implementation of comprehensive, enterprise-level anti-virus solutions. The Company acquired SSS because it was aligned with the Company’s existing core security practice, provides a greater density within its Canadian region, and provides for a more comprehensive delivery of its service support across various geographical regions.

In consideration for the purchased assets, the Company paid SSS at closing a cash payment of $1,058,000 and 1,485,148 shares of the Company’s common stock with an aggregate fair value of $300,000 based upon the per share fair value measured in accordance with EITF 99-12. Additional fees in connection with the acquisition of approximately $50,000 were also paid.

The Company is obligated to make additional payments of up to $4.7 million over a three-year period based upon the achievement of certain EBITDA performance targets. Such payments are payable quarterly for the first year of the earn-out period and annually for each of the next two years using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash. Earn-out awards are calculated, subject to adjustment, based upon the cumulative effect of achieved EBITDA performance targets during the applicable earn-out period. Determination and notification of the EBITDA earn-out shall be provided to SSS within 45 days after the end of each earn-out period. Progressive cash payments and/or stock issuances are due within 15 days of the notification of the EBITDA earn-out. Earn-out shares issued are to be held in escrow by the Company until the final annual EBITDA earn-out provision is determined. SSS is obligated to repay over payments made by the Company with respect to the cumulative effect of achieved annual EBITDA performance; however, the repayment obligation may be satisfied in either cash or the return of earn-out shares at the sole discretion of SSS and in no event shall the repayment obligation exceed the number of earn-out shares issued by the Company. In the event that Paul Saucier, the former owner of SSS, is terminated by the Company without cause, the Company will be required to pay to SSS pursuant to the earn-out, an amount equal to $3.6 million, less the aggregate purchase price previously paid to SSS as of the date of termination. In addition, if the total of the earn-out payments exceed $3.6 million, then the Company will be required to continue payments under the earn-out in accordance with the Asset Purchase Agreement.

For the period ended June 30, 2007, the earn-out provision was $250,000 based upon achieved EBITDA performance targets.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	$1,058
Common stock	300
Earn-Out Cash	250
Transaction expenses	50
Total consideration	$1,658
Allocation of Purchase Price:
Fair value of tangible assets:
Accounts receivable	$32
Property and equipment	70
Total tangible assets	102
Deferred Revenue.	(134)
Net liabilities Assumed.	(32)
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	1,256
Goodwill	434
Fair value of assets acquired	$1,658

The increase in the value of intangible assets (customer list) of approximately $1,256,000 is being amortized over a three year period. The valuation of the customer list was based upon the best information available at the time.

As of October 27, 2006, SSS’s results of operations are being consolidated with the Company’s results of operations.

The Company, following its acquisition of SSS, performed a preliminary analysis of the excess of the purchase price plus transaction expenses over the net liabilities assumed, as of October 27, 2006. The Company, based on its preliminary analysis, allocated $1,256,000, based on exchange rates in effect at the date of the acquisition, of the excess to customer relationships and $434,000 to goodwill. The Company subsequently engaged an outside specialist to perform a formal valuation study of its purchase price allocation and determined that no changes were required to the preliminary allocation based upon the results of the independent valuation study.

Pro Forma for SSS Acquisition

The following unaudited pro-forma information reflects the results of continuing operations of the Company as if the SSS acquisitions had been consummated as of July 1, 2006 (in thousands).

	For the Year Ended June 30,
	2007	2006
Revenues	$95,925	$88,747
Net Loss	(10,910)	(27,714)
Net Loss per share	$(.19)	$(1.28)

5.                 RESTRICTED CASH

Restricted cash includes cash received in connection with maintenance agreements that will become available to the Company as revenue is earned and recognized under the terms of the respective agreements, which are three years. The non-current portion, which amounts to approximately $72,000, is classified as a non-current asset.

6.                 ACCOUNTS RECEIVABLE

At June 30, 2007, accounts receivable consists of the following (in thousands):

	June 30,
	2007	2006
Accounts receivable	$4,046	$2,581
Less: allowance for doubtful accounts	(492)	(700)
Accounts receivable, net	$3,554	$1,881

The Company, as of June 30, 2007, perfomed an analysis of the allowance for doubtful accounts based on periodic reviews of its receivables, taking into consideration historical writeoffs. The Company wrote off $102,000 for accounts deemed uncollectible during the year ended June 30, 2007, and reduced the reserve by an additional $106,000, based on the periodic review noted above, to $492,000 as of June 30, 2007. During the year ended June 30, 2006, the Company wrote off $164,000 for accounts deemed uncollectible, and increased the reserve by $246,000 based on a review of uncollectible accounts receivable at June 30, 2006.

7.                 DUE FROM NETF

On August 8, 2005, the Company entered into a series of related agreements with NETF providing for NETF to purchase eligible accounts receivable balances and to finance qualified purchases (as defined). This facility is comprised of three components: (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF finances certain of the Company’s qualified product purchases in connection with consummating sales to customers and (2) an Asset Purchase Agreement (the “APA”), and (3) a Master Servicing Agreement (“MSA”).

Qualified product purchases financed by NETF under the APLA are repaid from collections of accounts receivable balances that the Company generates from its sales of such products to customers. The Company transfers title to the invoices to NETF at the time these sales are financed and delivery is made to the customer. The Company pays contractual financing and servicing fees to NETF for its financing of these purchases in an amount that is equal to a percentage of the gross profit margin on such sales. The percentages fees vary based on the (a) amount of gross profit on such sales, and (b) number of days in which the receivables from such sales remain uncollected.

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

At the inception of the agreement, NETF funded $7,500,000 of qualified accounts receivable under the APA agreement. The proceeds received by the Company from NETF at the inception of the agreement were used (i) to repay $4,800,000 of the remaining balance due under a previously existing secured borrowing arrangement (Note 11), (ii) to repay acquisition debt, and (iii) for general corporate purposes. The APA also provides for the Company to repurchase, after 150 days, any amounts that remain unpaid by the customer for reasons other than the customers’ inability to pay as a result of its financial condition or possible insolvency; however such repurchases are limited to 15% of all receivables transferred to NETF under this arrangement. In addition, NETF pre-approves the credit worthiness of the Company’s customers under this arrangement as a precondition to purchasing any invoice.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The Company has also indemnified NETF for the risk of loss under any transferred balances except for loss incurred as a result of customer credit risk. The aggregate amount of fees incurred under this arrangement (under the APA and APLA) is included as a component of interest expense in the accompanying consolidated statement of operations and comprehensive loss and amounted to approximately $1,701,000 and $1,165,000 for the years ended June 30, 2007 and 2006, respectively.

8.                 PROPERTY AND EQUIPMENT

Property and equipment is as follows (in thousands):

	June 30,
	2007	2006
Furniture and Fixtures	$1,086	$1,044
Vehicles	49	49
Computer equipment	3,555	3,283
Leasehold improvements	62	41
	4,752	4,417
Less: accumulated depreciation	(4,090)	(3,654)
Property and Equipment, Net	$662	$763

Depreciation expense for the years ended June 30, 2007, 2006 and 2005 amounted to approximately $436,000, $420,000 and $359,000 respectively.

9.                 GOODWILL

Goodwill represents the excess of the aggregate of purchase consideration provided to sellers and transaction costs incurred in connection with completing business combinations over the fair value of net assets acquired. The Company’s remaining goodwill includes Redrock and ITI which together constitute a single reporting unit, and SSS, which the Company acquired on October 27, 2006. Under the SSS Asset Purchase Agreement (Note 4), the Company is obligated to make additional earnout payments of up to $4,700,000 over a three-year period. These earnout payments, to the extent incurred, are being classified as goodwill.

The Company performed its annual goodwill impairment tests of the applicable reporting units as of June 30, 2007 and June 30, 2006, in accordance with SFAS 142. Based on the results of these tests, the Company determined that impairment charges are not required for the years ended June 30, 2007 and 2006. The goodwill impairment charge of $12,897,000 that the Company recorded during the year ended June 30, 2005 principally relates to the Company’s former BPO segment which the Company no longer operates as of the end of fiscal year June 30, 2006.

At June 30, 2007, the Company engaged an outside valuation specialist to evaluate the goodwill for each of its reporting units as required under SFAS 142. In preparing its evalution, the specialist considered a variety of factors which include the economic environment for each of the units, comparable market value comparisons for similar companies, as well as estimated future cash flows for each of the units as provided by the Company, and used several different approaches to determine enterprise value for each unit. Based on these factors, in each case the specialist determined valuations for each unit were relatively consistent using each approach, and that no impairment was indicated for any of the units.

Estimating the fair values of reporting units requires Company management to exercise significant judgment and make subjective estimates regarding future revenues, expenses, cash flows and the risks associated with attaining those estimates in future periods. While management believes that these estimates are reasonable, the outcome of these estimates could differ significantly upon the occurrence of actual events.

10.          INTANGIBLE ASSETS

At June 30, 2007, 2006, and 2005, the Company had the following intangible assets (in thousands):

	2007	2006	2005
Acquired customer lists	$17,153	$14,562	$14,246
Less: accumulated amortization	14,666	11,840	9,609
Acquired customer lists, net	$2,487	$2,722	$4,637
Goodwill	$19,201	$18,767	$18,579

In June 2006, the Company increased its acquired customer list by $316,000 as a result of the acquisition of the Long Island Division of TekConnect Corporation.

In October 2006, the Company increased its acquired customer list by $2,358,000 as a result of the acquisition of SSS and the acquisition of substantially all of the remaining assets of TekConnect.

Amortization of acquired customer lists is computed on a straight-line basis over periods of 3 to 7 years. Amortization expense for each of the years ended June 30, 2007, 2006 and 2005, amounted to approximately $2,826,000, $2,231,000, and $2,712,000, respectively.

Future amortization expense over the estimated remaining lives of acquired customer lists is as follows (in thousands):

Year Ending June 30,
2008	$1,284
2009	935
2010	268
Total	$2,487

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

The Company accounted for the modification of the 9% Notes in accordance with SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS 15”). Accordingly, the Company recorded a non-cash interest charge of $1,742,853, which represented the incremental number of shares issuable upon conversion of the 9% Notes by having reduced the conversion price from $6.50 to $2.20, multiplied by $2.00, the closing price of the Company’s common stock on October 26, 2005. The Company also recorded a non-cash interest charge in the amount of $168,768, which represents the increase in the fair value of the common stock purchase warrants held by the holders of the 9% Notes that resulted from reducing their exercise price from $5.00 to $2.20 as of the date of the modification. These non-cash interest charges are included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2006.

On March 8, 2006, the Company entered into Conversion and Settlement Agreements with the holders of the 9% Notes providing for the surrender of the notes to the Company for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest of $2,655,112 by a conversion price of $.20 per share. As described below (Debt Extinguishment Related Accounting), the Company accounted for the extinguishment of these and certain other notes also settled in March 2006 as a troubled debt restructuring in accordance with SFAS 15. All the holders of the 9% Notes were issued shares of the Company’s common stock following the 1 for 10 reverse stock split effected on June 5, 2006.

Amortization of the debt discount in connection with the issuance of the 9% Notes amounted to $434,365 inclusive of a $308,005 adjustment upon conversion of the debt, which is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2006. Contractual interest expense on the 9% Notes through the date of conversion amounted to $238,895 and is also included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2006.

Laurus Master Fund Note

On November 15, 2004, the Company and Laurus Master Fund, LTD (“Laurus”) entered into an Amended and Restated Secured Convertible Term Note (the “Laurus Note”) with proceeds of $6,650,000. The Laurus Note was convertible at the option of Laurus into the Company’s common stock at a conversion price of $6.50 per share. The Laurus Note was subordinated to the Company’s working capital credit facility; however, substantially all other assets of the Company were pledged as security for this obligation.

The Laurus Note provided for interest payable at the greater of the prime rate plus 1% per annum or 4% per annum. Principal payments were due in twenty-four monthly installments of $277,083 beginning December 1, 2005. Any pre-payments of principal that the Company chose to make under the Laurus Note prior to its maturity were subject to a 2% prepayment premium.

In connection with this transaction, the Company also issued to Laurus Funds a five-year amended and restated warrant to purchase 1,046,150 shares of the Company’s common stock, exercisable at $6.50 per share (the “Laurus Warrant”).

In accordance with APB 14, the Company allocated $6,551,000 of the proceeds to the Laurus Notes and $98,982 of the proceeds to the Laurus Warrant (including the effect of note amendments). Accretion of the aforementioned discount (including the effect of note amendments) amounted to $163,733 inclusive of an $118,565 adjustment upon cancellation of the debt for the year ended June 30, 2006, and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2006. Contractual interest expense on the Laurus Notes amounted to $402,557 and is also included as a component of interest expense in the accompanying statements of operations and comprehensive loss for the year ended June 30, 2006.

On October 26, 2005, Laurus agreed to defer principal payments due on its note from December 2005 until March 2006 in exchange for a decrease in the exercise price of its warrants from $6.50 per share to $2.50 per share. Laurus entered into this transaction to assist the Company with alleviating its immediate liquidity constraints. This transaction resulted in the deferral of approximately $831,249 in principal payments otherwise due and payable through March 2006.

The Company accounted for the modification of the Laurus Note in accordance with SFAS 15. Accordingly, there was no change in the carrying value of the Laurus Note since the amendment affected only the timing of the payments and not the aggregate amount of the liability. The Company also recorded a non-cash interest charge in the amount of $49,851 during the year ended June 30, 2006, which represented the increase in the fair value of the common stock purchase warrants held by Laurus that resulted from reducing their exercise price from $6.50 to $2.50 as of the date of the modification.

In March 2006, the Company used proceeds received upon its issuance of senior notes described below (Senior Notes) to repay the remaining principal balance of $6,649,999 plus interest and fees of $102,198 due under the Laurus Note obligation.

Bridge Notes

On October 26, 2005, the Company entered into a Note Purchase Agreement, whereby it obtained an aggregate loan of $2,500,000 from two stockholders of the Company pursuant to two Secured Promissory Notes (the “Bridge Notes”), each in the original principal amount of $1,250,000. The Bridge Notes featured interest at 12% per annum until March 1, 2006, with the interest rate increasing by 2% each month until June 1, 2006. The Company was required to redeem the Bridge Notes on the earlier of (i) the closing of a rights offering to record holders of the Company’s common stock in an aggregate amount of $15,000,000 or more; (ii) the stated maturity date, December 31, 2007; or (iii) an event of default. Payment of principal and interest under the Bridge Notes was secured by a subordinated lien on substantially all the Company’s assets. The carrying value of the Bridge Notes was approximately equal to its fair value due to its short maturity and the fact that the contractual interest rate was approximately equal to the effective rate of interest that would prevail for instruments with similar credit risk.

In connection with the issuance of the Bridge Notes, the Company issued warrants to purchase shares of its common stock (the “Bridge Warrants”). The Bridge Warrants are exercisable for an aggregate of 100,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The Bridge Warrants expire on October 26, 2015. In accordance with APB 14, the Company recorded a $150,000 discount on the Bridge Notes based on the relative fair values of the Bridge Notes and the Bridge Warrants.

Contractual interest expense on the Bridge Notes amounted to $109,315 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2006.

In connection with the debt financing and private placement of equity completed on March 8, 2006, described below, the Company entered into binding agreements with the two stockholders to convert, at a conversion rate of $0.20 per share, approximately $109,315 of outstanding interest and $2,500,000 in outstanding debt principal into an aggregate of 13,046,575 shares of the Company’s common stock. The conversion was effective and the debt obligation was cancelled immediately following the effective date of the Company’s 1 for 10 reverse stock split, which was completed on June 5, 2006 (Note 14).

Senior Secured Notes

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

The Company elected to pay contractual interest on the Senior Notes in kind and recorded an aggregate interest charge of $230,186 and $794,346 for the periods ended June 30, 2006 and June 30, 2007, respectively, which increased the principal amount of the Senior Notes to $7,724,532.

Senior Warrants

On March 8, 2006, in connection with entering into the Note Purchase Agreement with the Senior Lenders, the Company also issued to the senior lenders warrants (the “Senior Warrants”) to purchase up to 19.9% of the Company’s outstanding common stock on a fully diluted basis at the time of exercise. The Senior Warrants have an exercise price of $0.001 per share and expire on December 31, 2016.

In accordance with APB 14, the Company allocated $2,982,071 of the proceeds to the Senior Notes and $3,717,929 of the proceeds to the Senior Warrants. The aggregate fair value of the Senior Warrants was calculated using the Black-Scholes option pricing model based on all outstanding shares of the Company’s common stock, outstanding options, Senior Warrants and shares of stock issuable under the conversion and debt settlement agreements of March 2006 (excluding the Bridge Notes). This amounted to 13,859,028 shares issuable upon exercise of the Senior Warrants to the holders of the Senior Notes at the commitment date of this financing transaction. The difference between the carrying amount of the Senior Notes and their contractual redemption amount is being accreted as interest expense to February 2010, their earliest date of redemption.

The number of shares issuable upon exercise of the Senior Warrants is subject to increase each time the Company issues additional shares of common stock or common stock equivalents. The incremental number of shares under any increase is equal to the amount needed to cause the Senior Warrants to be exercisable for 19.9% of all outstanding common stock on a fully diluted basis.

On May 15, 2006, the Company completed a second closing of the March 8, 2006 private placement (Note 14) in which 5,729,520 shares of common stock and warrants to purchase an aggregate of 1,145,904 shares of common stock at an exercise price of $0.20 per share were issued. The Company also issued to the placement agent in this transaction warrants to purchase 1,145,904 shares of common stock as compensation for services rendered. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 1,992,814 shares to 15,851,842 shares. The fair value of the additional warrants, which amounted to $850,483, is being amortized over the remaining term of the Senior Notes.

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

On June 15, 2006, the Company issued a second Junior Secured Convertible Note in the aggregate principal amount of $1,000,000 (the “Second Junior Note”) with substantially identical terms to the Junior Note issued on March 8, 2006 (see “Junior Notes” below). The Second Junior Note is convertible into 5,000,000 shares of the Company’s common stock. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 1,242,197 shares to 20,335,323 shares. The fair value of the additional warrants, which amounted to $344,990, is being amortized over the remaining term of the Senior Notes.

On June 30, 2006, the Company elected to pay interest on the Junior Notes in kind and recorded an aggregate interest charge of $136,932 for the period ended June 30, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 684,658 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon their exercise was increased by 170,096 shares to 20,505,419 shares. The fair value of the additional warrants, which amounted to $28,587, is being amortized over the remaining term of the Senior Notes.

On July 1, 2006, each of the two non-employee directors of the Company received a stock grant for 117,647 shares of the Company’s common stock, which is equal to $20,000 divided by the fair value of the Company’s stock on June 30, 2006, which was $0.17 per share. Also on July 1, 2006, a Senior Vice President of the Company received a stock grant for 1,176,471 shares of the Company’s common stock, which is equal to $200,000 divided by $0.17 per share. On July 1, 2006 the Company (under its 2005 Plan) also granted to two non-employee directors, options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share that have a five year term. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 872,461 shares to an aggregate of up to 21,377,880 shares. The fair value of the additional Senior Warrants, which amounted to $155,283 and $6,383,751 in the cumulative, is being amortized over the remaining term of the Senior Notes.

On September 26, 2006, the Company issued the Third Junior  Note in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) with substantially identical terms to the previously issued Junior Notes (as described below). The Third Junior Note is convertible into 15,000,000 shares of the Company’s common stock. Accordingly, the net number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 3,592,975 shares, net of shares repurchased, to an aggregate of up to 24,970,855 shares. The fair value of the additional Senior Warrants amounted to $481,528; however, the cumulative total of the debt discount to be recognized as a result of the issuance of the Senior Warrants that are associated with the Senior Notes, is limited to the carrying value of the Senior Notes. Accordingly, $316,249 or a cumulative of $6,700,000 is being amortized over the remaining term of the Senior Notes and $165,279 was recorded as a direct charge to non-cash interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On September 30, 2006, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $150,585 during the quarter ended September 30, 2006 which was added to the principal amount of the Junior Notes, increasing the shares issuable upon the conversion of the Junior Notes by 752,927 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 179,460 shares to an aggregate of 25,150,315 shares, net of warrants expired and options forfeited. The fair value of the additional Senior Warrants amounted to $25,829 and is being charged directly to interest expense in the accompanying statements of operations and comprehensive loss for the year ended June 30, 2007.

On October 27, 2006, the Company entered into the Asset Purchase Agreement with SSS as described in Note 4. As part of the purchase consideration, the Company issued to SSS, and Paul Saucier, an individual, 1,485,148 shares of the Company’s common stock, based upon a per share value of $0.202. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 368,969 shares to an aggregate of 25,519,284 shares. The fair value of the additional Senior Warrants amounted to $88,373 which is included as a component of interest expense in the accompanying statements of operations and comprehensive loss for the year ended June 30, 2007.

On December 14, 2006, the Company’s stockholders voted to approve the Company’s 2006 Nonqualified Stock Option Plan which resulted in the grant of 8,105,000 stock options (Note 14). Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise increased by 2,012,743 shares, net of forfeited options, to an aggregate of 27,532,027 shares. The fair value of the additional Senior Warrants amounted to $310,951 which is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On December 19, 2006, the Company entered into a Satisfaction and Release Agreement to terminate an earn-out payment obligation under an Asset Purchase Agreement entered into between the Company and AMR Networks, LLC in exchange for  shares of the Company’s common stock having an aggregate fair value of $100,000. The Company issued 677,966 shares of common stock based on the average trading price of $0.1475 per share for the preceding 15 day period. The Company also retired 30,000 shares that were originally issued and held in escrow pursuant to the earn-out provision in the original agreement. Accordingly, the number of shares issuable to the holder of the Senior Warrants upon their exercise was increased by 160,980 shares to an aggregate of 27,693,007 shares. The fair value of the additional Senior Warrants amounted to $22,460 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On December 31, 2006, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $257,160 for the quarter ended December 31, 2006 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 1,285,798 shares, net of options cancelled, at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 242,427 shares to an aggregate of 27,935,434 shares. The fair value of the additional Senior Warrants amounted to $36,247 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On January 12, 2007, the Company’s Board of Directors granted to certain new employees options to purchase an additional 1,160,000 stock options under the 2006 Plan at an exercise price of $0.14 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise increased by 288,190 shares to an aggregate of 28,223,624 shares. The fair value of the additional Senior

Warrants amounted to $40,126 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On March 31, 2007, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $260,446 for the period ended March 31, 2007 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 1,302,230 shares at a conversion price of $0.20 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 226,907 shares net of warrant terminations, forfeited options and a cashless exercise of warrants for the period to an aggregate of 28,450,531 shares. The fair value of the additional Senior Warrants amounted to $22,580 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On April 13, 2007, the Company issued another Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $5,000,000 (the “Fourth Junior Note”) with substantially similar terms to the other Junior Notes, as described below. The Fourth Junior Note is convertible into 28,571,428 shares of the Company’s common stock. Also, on April 13, 2007, the conversion price of the March 8, 2006, June 15, 2006 and September 26, 2006 Junior Notes was adjusted from $.20 to $.175. This adjustment to the conversion price resulted in an additional 5,575,088 shares of common stock issuable upon conversion of these notes. Accordingly, the net number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 8,478,373 shares, net of warrant expirations to an aggregate of 36,928,904 shares. The fair value of the additional Senior Warrants amounted to $1,225,480 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On May 10, 2007, the Company’s Board of Directors granted to certain new employees options to purchase an additional 560,000 shares of common stock under the 2006 Plan at an exercise price of $0.13 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise increased by 139,126 shares to an aggregate of 37,068,030 shares. The fair value of the additional Senior Warrants amounted to $18,033 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

On June 30, 2007, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $411,335 for the quarter ended June 30, 2007 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 2,350,486 shares at a conversion price of $0.175 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 539,171 shares, net of cancelled options to an aggregate of 37,607,202. The fair value of the additional Senior Warrants amounted to $69,846 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2007.

The amortization of the combined $6,700,000 debt discount in connection with the Senior Warrants has accreted to approximately $2,092,000 as of June 30, 2007, for which approximately $1,717,000 is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ending June 30, 2007.

Junior Notes

Under the Note Purchase Agreement, the Company also issued a Junior Secured Convertible Note to Trust A-4—Lloyd I. Miller (the “Junior Lender” and together with the Senior Lenders, the “Lenders”) in the aggregate principal amount of $3.0 million (the “Junior Note”). The interest rate for the Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which forms of payment are at the

Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest is payable quarterly in arrears beginning June 30, 2006, unless the Company chooses to pay the interest in kind option, in which case the interest will be added to the principal amount of the Junior Note during the period in which the Company makes such election.

The Junior Note is convertible into common stock of the Company at any time at the election of the holder and was initially convertible at a conversion price of $0.20 per share of common stock. Thus, as of the issuance date, the Junior Note issued to the Junior Lender was convertible into 15,000,000 shares of the Company’s common stock, assuming the interest thereon is paid in cash. The conversion price is subject to adjustment for stock splits, stock dividends and similar types of recapitalization transactions and also in the event that the Company effectuates subsequent financing transactions at prices more favorable than the conversion price featured in these notes. The Company is restricted from prepaying any or all of the Junior Notes prior to March 1, 2010 without the consent of the holder of the Junior Notes, which consent is at the sole discretion of the note holder.

The Company evaluated the conversion feature embedded in the Junior Note to determine whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative in accordance with EITF 00-19. In performing this analysis, the Company determined that the Junior Notes meet the definition of a conventional debt instrument because the holders of the note can only realize the benefit of the conversion option by exercising and receiving the entire amount of the proceeds in shares of common stock. Accordingly, the notes and related conversion option were accounted for in accordance with the provisions of EITF 98-5 and EITF 00-27. Under this method, the Company recorded a $3,000,000 discount against the entire principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.40 per share (commitment date fair value of $.60 per share less the contractual conversion price of $.20 per share) as of March 8, 2007 multiplied by 15,000,000 shares issuable upon conversion; however, such discount was limited to the carrying value of the note. The discount of $3,000,000 is being amortized over the five year term of the note. Amortization of the discount recorded at the time of issuance amounted to $600,000 and  $200,000 for the years ended June 30, 2007 and 2006, respectively, and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss.

On June 15, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $1,000,000 (the “Second Junior Note”) on substantially similar terms set forth in the Junior Note. Thus, the interest rate for the Second Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning June 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Second Junior Note during the period that the Company continues such election. The Second Junior Note may be converted into common stock at any time at the election of the holder and was initially convertible at a conversion price of $0.20 per share of common stock. Thus, as of the issuance date, the Second Junior Note issued to the Junior Lender was convertible into 5,000,000 shares of common stock of the Company, assuming the interest thereunder is paid in cash.

A portion of the proceeds from the issuance of the Second Junior Note were used to purchase certain assets primarily consisting of a customer list from the Long Island Division of TekConnect Corporation, (“TekConnect”), and the remaining proceeds will be used for general corporate purposes. The Company determined that the Second Junior Note is a convertible debt instrument and is therefore being accounted for in accordance with EITF 98-5 and EITF 00-27. Accordingly, the Company originally recorded a $400,000 discount against the principal amount of the note, based on the intrinsic value of the originally embedded conversion option of $0.08 per share as of June 15, 2006 (commitment date fair value of

$0.28 per share less the contractual conversion price of $0.20 per share) multiplied by 5,000,000 shares issuable upon conversion. The discount of $400,000 was being amortized over the term of the note.

As described below, the Company issued an additional convertible note on April 13, 2007 with a conversion price of $0.175 per share. Accordingly, the Company recorded an additional $200,000 of discounts with respect to the Second Junior Note issued on June 15, 2006 based upon the difference between $600,000, which represents the adjusted intrinsic value of the beneficial conversion feature calculated as the excess of the commitment date fair value of the Company’s common stock ($.28 per share) over the adjusted conversion price of $.175 per shares times 5,714,285 shares (the revised number of shares issuable under this note after giving effect to the reduction in the conversion price), less $400,000, which is amount of the discount recorded upon the original issuance on September 26, 2006. Amortization of the discount, as adjusted, amounted to $85,714 for the year ended June 30, 2007 and is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss.

On June 30, 2006, the Company elected to pay interest on the Junior Note and additional Junior Note in kind and recorded an aggregate interest charge of $136,932 during the year ended June 30, 2006 which was added to the respective principal amounts of the notes. The interest added to the principal amounts was initially convertible at $0.20 per share into 684,658 shares of the Company’s common stock. The Company did not record an additional discount upon its recognition of this interest since the trading price of the Company’s common stock as of June 30, 2006 was less than the conversion price of interest payable in kind.

On September 26, 2006, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially similar terms set forth in the Junior Note and the SecondJunior Note. Thus, the interest rate for the Third Junior Note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at the Company’s election for the first three years. Principal will be payable at the maturity date of March 1, 2011 and interest will be payable quarterly in arrears beginning September 30, 2006, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Third Junior Note during the period that the Company continues such election.

The Third Junior Note may be converted into common stock at any time at the election of the holder and was initially convertible at a conversion price of $0.20 per share. Thus, as of the issuance date, the Third Junior Note issued to the Junior Lender was convertible into 15,000,000 shares of common stock of the Company, assuming the interest thereunder is paid in cash. The initial conversion price of $0.20 per share was not beneficial because the fair value of the stock was less than the conversion price. A portion of the proceeds from the Third Junior Note were used to purchase substantially all of the assets of SSS, pursuant to an Asset Purchase Agreement dated October 27 (Note 4).

On April 13, 2007, the Company entered into a Junior Secured Convertible Note Purchase Agreement (the “Junior Note Purchase Agreement”) with the Junior Lender pursuant to which the Company issued to the Lender a Junior Secured Convertible Promissory Note (the “Fourth Junior Note”) in the aggregate principal amount of $5,000,000. The Fourth Junior Note bears interest at the rate of 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at the Company’s election for the first three years. All other terms in this note are substantially identical to the terms featured in the previously issued prior notes. Principal will be payable at the maturity date of April 13, 2012, and interest will be payable quarterly in arrears beginning June 30, 2007, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Fourth Junior Note during the period that the Company continues such election. The Fourth Junior Note may be converted into common stock of the Company at any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments. Thus, as of June 30, 2007, the Fourth Junior Note was convertible into 29,365,166 shares of common stock, assuming the interest thereon is paid in cash. The conversion price was not beneficial because the fair value of the stock was less than the conversion price. Proceeds from the issuance of the Note will be used to finance current operations, fund potential acquisitions and for general corporate purposes.

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

The note purchase agreements relating to the issuances of the Junior and Senior Notes provide the note holders with demand registration rights that requires the Company, within 30 days of such demand, to file a registration statement covering the resale of shares underlying the convertible notes and senior note warrant and to cause such registration to be declared effective within 90 or 120 days (depending on the circumstances) thereafter. Such registration rights provide for the Company to pay a share-based penalty in an amount equal to 2% of the shares registrable under the agreement until such time that the Company becomes compliant or the registrable shares may be sold without registration or restriction under Rule 144. The Company accounts for registration rights agreements in accordance with FSP EITF 00-19-2. The Company, based on its past experience in filing registration statements and causing them to be declared effective with the SEC, believes that the penalties it could incur under the registration rights agreement are insignificant to its consolidated financial statements. The amount of shares issuable under this penalty provision is also contractually limited to an amount that may not exceed the authorized but unissued shares of the Company’s common stock. No demand has been made for registration to date.

Payment of all principal and interest under the Fourth Junior Note, as well as performance thereunder of the obligations of the Company are secured by a perfected security interest under a Security and Pledge Agreement entered into on April 13, 2007, by and among the Company and the Junior Lender (the “Security Agreement”). The Security Agreement grants to the Junior Lender a lien to substantially all assets of the Company, which lien is subordinated to the perfected security interest held by certain other lenders as described therein.

During the year ended June 30, 2007, the Company elected to pay contractual interest in kind on all the junior secured convertible promissory notes, and recorded an aggregate interest charge of $1,079,526.

The Company evaluated, at each quarterly interest payment date in which it elected to pay the interest in kind, whether it was required to record additional debt discount in connection with the noteholder’s option to convert such interest into common stock. In accordance with EITF 00-27, the Company determined that the measurement date for recording interest paid in kind is the interest payment date since the option to pay the interest in kind is discretionary. Accordingly, the Company determined that it is not necessary to record any discounts because the fair value of the common stock at each interest payment date was less then the conversion price embedded in this obligation.

The combined debt discount pursuant to the Junior Note and Second Junior Note of March 8, 2006 and June 15, 2006, respectively, was $3,600,000. Amortization of the discount has accreted to approximately $892,857 as of June 30, 2007 for which approximately $685,714 is included as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss.

The issuance of the Fourth Junior Note required the Company to reassess the discounts it recorded upon its previous issuances of junior secured convertible notes due to anti-dilution provisions that trigger reductions in such conversion prices for subsequent dilutive issuances. Accordingly, the Company reevaluated the conversion features embedded in the Junior Notes issued on March 8, 2006, June 15, 2006 and September 26, 2006 using the re-measurement principles enumerated in EITF 98-5 and EITF 00-27. As a result, the Company determined that no additional discounts should be recorded with respect to the Junior Notes issued on (i) March 8, 2006 because such notes were fully discounted at the time of the issuance, and (ii) September 26, 2006 because the commitment date fair value of the Company common stock ($.14 per share) is still less than the adjusted conversion price of $.175 per share. As described above, the Company was required to record an additional $200,000 of discount on the Junior Note issued on June 15, 2006 because the commitment date fair value of the stock, which was $.28 per share, exceeded the adjusted conversion price of $.175 per share.

The Company also re-evaluated whether it would be required to record any discounts with respect to interest payable in kind, since such accrued interest is convertible into common stock at the same conversion price embedded in the underlying convertible notes. As a result, the Company determined that no additional discounts should be recorded with respect to interest payable in kind because the fair value of the Company’s common stock at each of the respective interest payment dates is below the adjusted conversion price of $.175 per share.

Debt Extinguishment Related Accounting

On March 6, 2006, as described above, the Company entered into Conversion and Settlement Agreements with the 9% Note holders, ITI Note Holders and Bridge Note Holders, which provided for their immediate and irrevocable cancellation in exchange for such number of shares of common stock derived by dividing the aggregate principal and interest on the notes by a conversion price of $0.20 per share. These agreements effectuated a complete settlement of these debts. The Company accounted for these extinguishments in accordance with SFAS 15 due to the fact that the holders of these notes granted the Company concessions intended to alleviate its immediate liquidity constraints. The concession that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a private placement of equity securities (Note 14) that resulted in an infusion of cash that was needed to sustain operations.

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

The Company also entered into Conversion and Settlement Agreements with certain of its trade creditors to convert outstanding debt balances in the aggregate of $160,833 into 804,165 shares of common stock at the conversion price of $0.20 per share. Of such shares, 250,000 shares were issued to the Company’s former Chief Financial Officer, Robert Webber, in exchange for the cancellation of debt in the amount of $50,000. With respect to these certain trade payable debts, the Company recorded a $321,666 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 804,165 shares of common stock issuable to such holders for the settlement of the debt and (b) the aggregate debt of $160,833 at the conversion price of $0.20 per share.

The Company, in connection with the new debt financing and private placement of equity described in Note 14, also entered into binding agreements with certain of its trade creditors to discharge approximately $1,947,000 of indebtedness in exchange for cash payments of approximately $725,000 from funds received through its issuance of the junior secured convertible  notes. The completion of these transactions resulted in a $1,222,000 gain which is included in Other Income (expense) in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2006.

12.          ACQUISITION INDEBTEDNESS

At June 30, 2005, the Company was obligated for $1,500,000 of contingent consideration payable to the sellers of Redrock, $2,250,000 of contingent consideration payable to the sellers of ITI, and an additional $595,748 payable to the sellers of ITI based on a formula that provided for an additional cash payment based on the difference between the value of actual common shares issued as purchase consideration and certain minimum values specified under a formula in the purchase agreement.

During the year ended June 30, 2006, the Company paid $850,000 to the sellers of Redrock and withheld $650,000 pending the settlement or resolution of certain litigation brought against the former shareholders of Redrock. In October 2005, the sellers and the former employee of Redrock entered into a settlement agreement, and the Company paid the remaining $650,000 of the earn-out payment to the sellers, plus $120,000 in a settlement amount to the former employee of Redrock payable over 24 months, less $26,000 in fees and expenses incurred by the Company in connection with such litigation, terminated the former employee of Redrock, and obtained a release in connection with the settlement of the litigation.

In addition, the Company paid $270,993 to two of the former  stockholders of ITI, who became employees of the Company, and restructured the terms of the remaining balance. In September 2005, the Company entered into promissory notes with the three remaining ITI stockholders (the “ITI Notes”), including the Company’s current chief executive officer, Casper Zublin, Jr., to pay an aggregate of $2,574,755. Principal payments were due quarterly beginning in September 2005, with the balance due on July 31, 2006. The ITI Notes bore interest at a rate of 8.9%. The interest on Mr. Zublin’s note was payable in shares of the Company’s Common Stock. The Company paid $643,684 in principal due under the ITI Notes in September 2005, with a remaining aggregate principal balance of $1,931,051.

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

13.          COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

Lease Commitments

The Company is obligated under non-cancelable leases for aggregate annual base rent of approximately $319,000 (Corporate headquarters and Southwest Region in California) through January 2012. The Company also leases 11 separate direct sales offices and other commercial facilities under lease terms ranging from month-to-month to five years expiring at various times through January, 2012. Total rent expense for the fiscal years ended June 30, 2007, 2006 and 2005 amounted to $874,000, $1,317,000 and $1,367,000 respectively. At June 30, 2007, future minimum rental payments under non-cancelable operating leases are as follows:

Year Ending June 30,	Amount
(in thousands)
2008	$845
2009	640
2010	286
2011	123
2012	66
$1,960

Separation Agreement with Former Chief Executive Officer

In March 2006, a balance due under the separation agreement with the Company’s former Chief Executive Officer was restructured to a one-time cash settlement of $43,333 with a remaining $73,333 being converted into shares of the Company’s common stock at a conversion price of $0.20 per share.

Contract Management Services Agreement

As of March 1, 2004, the Company entered into a series of services agreements with Young Williams, P.C. Under the services agreements, Young Williams agreed to manage certain contracts of the Company pursuant to which it provided child support services. The Company agreed to pay Young Williams a fee of 12% of revenues under the contracts, and the Company remained responsible for the operating expenses related to the contracts managed by Young Williams for the current term and option year extensions of each contract. The management fee paid to Young Williams was $309,000 for the year ended June 30, 2006. On June 30, 2006, the Company completed its transition of all remaining BPO operations to Young Williams, P.C. The Company has no future payment obligations under this arrangement.

Legal Proceedings

From time to time the Company is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters.

On or about July 19, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). Pangaea’s complaint did not specify the amount of damages sought, but Pangaea had demanded in excess of $2,500,000 in preliminary communications with the Company’s outside legal counsel. The Company contended that this demand was without factual or legal basis and that the Action had no merit. As described in Note 22, the Company and Pangaea settled this dispute on September 11, 2007.

Employment Agreements

On July 13, 2005, the Company entered into an employment agreement with Casper Zublin, Jr., the Company’s Chief Executive Officer. The employment agreement, which became effective on August 1, 2005, has an initial term of one year, which term is automatically renewed for successive additional one-year periods. In the event that Mr. Zublin’s employment is terminated without cause, he will be entitled to receive his base salary and medical and insurance benefits for 12 months, and all options granted to him would vest and become immediately exercisable. If Mr. Zublin’s employment is terminated within three months before or after a change in control, or if he resigns as the result of a material reduction in his duties or constructive termination following a change in control, in addition to the amounts otherwise payable, Mr. Zublin will be entitled to receive his base salary, plus annual bonus, and medical and other insurance benefits for a period of 24 months and all options granted to Mr. Zublin shall vest and become immediately exercisable.

On October 27, 2006, the Company, DynTek Canada, SSS, and Paul Saucier, an individual and 100% owner of SSS, entered into an Asset Purchase Agreement for the acquisition by DynTek Canada of substantially all of the assets of SSS. As described in Note 4, Mr. Saucier became an employee of DynTek Canada and if terminated without cause, the Company will be required to pay to SSS pursuant to the provisions of the Agreement, an amount equal to $3.6 million, less the aggregate purchase price previously paid to SSS as of the date of termination.

Possible Securities Act Violations

In June 2006, pursuant to our contractual obligation to do so, we filed a registration statement in June 2006 to register for resale, among other shares, the shares of our common stock into which the Junior Notes (Note 11) may be converted. In September 2006, while the registration statement was still pending and not yet declared effective, we issued an additional junior secured convertible note to the Junior Lender in the initial aggregate principal amount of $3,000,000 on the same terms and conditions as were set forth in the other Junior Notes issued to the Junior Lender.

In a comment letter to the registration statement, the SEC notified us that by selling and issuing the third junior note in September 2006 while the registration statement was still pending, we may have violated Section 5 of the Securities Act. If the lenders were to have brought an action to rescind the issuance of the senior or junior notes as a result of the Section 5 violation and prevailed, we would have been required to repurchase the such notes at their original purchase price, plus statutory interest from the date of purchase. However, on February 2, 2007, we obtained waivers and releases from the lenders of any rescission rights and, therefore, we have not and will not record any contingent liability in connection therewith.

14.          STOCKHOLDERS’ EQUITY

Pending Reverse Stock Split

On December 16, 2006, the Company’s stockholders authorized the Board of Directors to amend the Company’s Second Amended and Restated Certificate of Incorporation in order to effect a 1—for—20 reverse split. The Board of Directors is considering when to effect the 1—for—20 reverse split, and as of September 27, 2007, the reverse split had not been implemented.

Description of Authorized Capital

As of June 30, 2007, the Company had authorized capital consisting of the following:

•       10,000,000 shares of Preferred stock, $.0001 par value, with no shares currently issued and outstanding, and;

•       450,000,000 shares of Class A Common stock, $.0001 par value, with 58,234,989 shares currently issued and outstanding.

Completion of Reverse Stock Split

On December 13, 2005, the Company’s stockholders authorized the Board of Directors to amend the Company’s Second Amended and Restated Certificate of Incorporation in order to effect a 1 for 10 reverse stock split. On May 24, 2006 the Board of Directors approved the reverse stock split and authorized the officers of the Company to file a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to effect the reverse stock split. On June 5, 2006, the Company effectuated the 1-for-10 reverse split of its common stock.

Equity Transactions Completed During the Year End June 30, 2005

On October 7, 2004, the Company issued 30,000 shares of common stock that were held in escrow for the sellers of AMR Network, LLC (“AMR”), pursuant to an asset purchase agreement. The shares were issued in connection with the Company’s purchase of certain assets and contracts from AMR. As discussed below, these shares were retired upon the Company’s entry into a Satisfaction and Release Agreement with the sellers of AMR.

On October 15, 2004, the Company issued to certain investors, the 9% Notes and warrants to purchase 341,444 shares of the Company’s common stock at $7.4750 per share (Note 11). In addition, the Company issued warrants to purchasers who had not previously participated in any financing of the Company to purchase 55,454 shares at a price of $12.50 per share. These warrants expired June 30, 2006. The exercise price of these warrants was reduced, pursuant to their terms, to $5.20 per share in February 2006. The Company recorded an aggregate of $569,000 of discounts upon its issuance of the 9% Notes, which includes an allocation of a portion of the proceeds to the fair values of the warrants and the effective beneficial conversion feature embedded in the notes.

The Company also issued warrants to purchase 69,231 shares of common stock at an exercise price of $7.4750 per share to the placement agent in the 9% Notes transaction. The warrants, which had an aggregate fair value of $44,246 are included in the accompanying consolidated statement of stockholders’ equity as an increase to additional paid in capital.

On October 15, 2004, the Company issued a five-year warrant to purchase 115,000 shares of its common stock at an exercise price of $5.20 per share to Centrecourt Asset Management, in exchange for services. The warrants, which had an aggregate fair value of $190,000 are included in the accompanying consolidated statement of changes in stockholders’ equity as an increase to additional paid in capital.

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

On February 10, 2005, the Company entered into a Securities Purchase Agreement with certain investors to purchase an aggregate of 1,480,769 shares of common stock at a price of $5.20 per share, and warrants to purchase an aggregate of 370,192 shares of common stock at an exercise price of $6.60 per share. Gross proceeds from this transaction amounted to $7,700,000. The Company also incurred $823,000 in fees in connection with its issuance of these shares that were recorded as a reduction of additional paid in capital in the accompanying consolidated statement of changes in stockholders’ equity.

On April 4, 2005, the Company issued 79,365 shares of its common stock with a fair market value of $500,000 based on a price of $6.30, the average closing price of the Company’s common stock for the 10 trading days prior to September 29, 2004, to the sellers of Redrock as partial purchase price consideration.

Equity Transactions Completed During the Year End June 30, 2006

On August 1, 2005, the Company issued 428,000 shares of its common stock valued at $1,544,000 in connection with the purchase of Integration Technologies Inc.

On August 14, 2005, the Company’s then outstanding Series A preferred stock automatically converted into shares of its common stock, at a rate of 2.5 common shares for each preferred share, pursuant to the terms of the Series A preferred stock certificate of designations. During the six months ended December 31, 2006, all remaining shares of the Company’s Series A Preferred Stock were exchanged or automatically converted into 145,782 shares of the Company’s Common Stock, including common shares issued for fractional shares.

On October 26, 2005:

The Company issued warrants to the holders of the Bridge Notes to purchase 100,000 shares of its common stock. The Warrants were originally exercisable for an exercise price equal to the greater of $1.00 per share or the price per share at which common stock is sold in any rights offering to record holders of its common stock. The warrants expire on October 26, 2015. The exercise price of such warrants has since been reduced to $0.01 as a result of anti-dilution protection (Note 11). The company recorded a $150,000 discount on the notes based on the relative fair value of the notes and the warrants.

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

On March 8, 2006, the Company issued 3,795,700 shares of common stock and 759,140 common stock purchase warrants exercisable at $0.20 per share in a private placement transaction for gross proceeds of $759,140. Network 1 Financial Securities, Inc. (“Network 1”), which acted as the placement agent in this transaction, was paid $75,914 in cash and received a warrant to purchase 759,140 shares of common stock at an exercise price of $0.20 per share.

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

On March 8, 2006, the Company issued warrants to the investors of the Senior Notes described in Note 11 to purchase up to 19.9% of the Company’s fully diluted outstanding common stock at the time of exercise, exercisable at $.001 per share of common stock through December 31, 2016. As described in Note 11, the number of shares issuable upon the exercise of these warrants increases based on all subsequent issuances of common stock or common stock equivalents.

As described in Note 11, the Company recorded a $3,000,000 discount upon its issuance of the Junior Secured Convertible Note in the principal amount of $3,000,000.

On March 8, 2006, the Company issued a Junior Secured Convertible Note to Trust A 4—Lloyd I. Miller (the “Junior Lender”) in the aggregate principal amount of $3.0 million and, at the time of issuance, was convertible into 15,000,000 shares of the Company’s common stock. The Company recorded a $3,000,000 discount against the entire principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.40 per share as of March 8, 2007 multiplied by 15,000,000 shares issuable upon conversion; however, such discount was limited to the carrying value of the note (Note 11).

In March and June of 2006, the Company issued the following shares of common stock in exchange for settlements of debt as follows (Note 11):

Trade creditors—804,165 shares in settlement of $160,833 of trade payables and a $321,666 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 804,165 shares of common stock and (b) the aggregate debt of $160,833 at the conversion price of $0.20 per share.(Note 11);

Holders of ITI Notes—10,216,365 shares in settlement of $2,043,273 of acquisition indebtedness and a $4,086,547 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 10,216,365 shares of common stock and (b) the carrying value of the notes on the settlement date, which amounted to $2,043,273 at the conversion price of $0.20 per share (Note 11);

Holders of 9% Notes—13,283,028 shares in exchange for $2,655,112 of 9% Notes and a $5,314,705 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 13,283,028 shares of common stock and (b) the carrying value of the notes on the settlement date, which amounted to $2,655,112 at the conversion price of $0.20 per share (Note 11);

Bridge Note Holders—13,046,575 shares in exchange for $2,609,315 of Bridge Notes and a $5,218,630 loss on the extinguishment of the debt, based on the difference between the (a) fair value of 13,046,575 shares of common stock and (b) the carrying value of the notes on the settlement date, which amounted to $2,609,315 at the conversion price of $0.20 per share (Note 11).

On May 15, 2006, the Company issued (in a second closing of its March 8, 2006 private placement) 5,729,520 shares of its common stock and warrants to purchase an aggregate of 1,145,904 shares of common stock at an exercise price of $0.20 per share for gross proceeds of $1,145,904. The Company also paid Network 1 a cash fee of $114,590 and warrants to purchase 1,145,904 shares of common stock at an exercise price of $0.20 per share.

On June 5, 2006, the Company effectuated a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock.

On June 15, 2006, the Company issued the Second Junior Note to the Junior Lender in the aggregate principal amount of $1,000,000. As of the date of issuance, the Second Junior Note was convertible into 5,000,000 shares of the Company’s common stock. The Company recorded a $400,000 discount against the principal amount of the note, based on the intrinsic value of the embedded conversion option of $0.08 per share as of June 15, 2006 multiplied by 5,000,000 shares issuable upon conversion.

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

Equity Transactions Completed During the Year End June 30, 2007

On July 1, 2006, the Company issued stock grants in the aggregate of 1,411,765 shares of common stock. Two non-employee directors of the Company each received a stock grant for 117,647 shares of the Company’s common stock, which is equal to $20,000 divided by the closing price of the Company’s common stock as reported on the Over the Counter Bulletin Board on June 30, 2006, which was $0.17 per share. Also on July 1, 2006, The Company granted 1,176,471 shares of its common stock to a Regional Vice President, which was equal to $200,000 divided by $0.17 per share.

On August 14, 2006, the Company repurchased 537,825 shares of stock held by an investor at a price of $0.20 per share. These shares were retired on December 29, 2006.

On October 27, 2006, the Company entered into an Asset Purchase Agreement with SSS, as further described in Note 4. As part of the consideration, the Company issued to SSS and Paul Saucier, an individual and 100% owner of SSS, 1,485,148 shares of the Company’s common stock with an aggregate fair value of $300,000 in accordance with EITF 99-12 (see Note 4).

In October 2006, the Company entered into a Satisfaction and Release Agreement to terminate its earn-out payment due under an Asset Purchase Agreement previously entered into between the Company and AMR Networks, LLC (“AMR”). In exchange for AMR’s agreement to enter into the Satisfaction and Release Agreement, the Company agreed to issue to AMR a total of $100,000 in common stock, based on the average trading price for the 15-day period preceding the issuance on December 19, 2006, which equaled $0.1475. Accordingly, on December 19, 2006, the Company issued 677,966 shares of its common stock to AMR, and retired 30,000 shares that were originally issued and held in escrow pursuant to the earn-out provision in the original asset purchase agreement.

On February 16, 2007, an investor converted 50,751 warrants in a cashless exercise into 47,349 shares of the Company’s common stock.

As a result of the issuance of the Fourth Junior Note, the conversion price of each of the other junior secured convertible promissory notes issued to the Junior Lender on March 8, June 15 and September 26, 2006, respectively, has been reduced from $0.20 to $0.175 in accordance with the antidilution provisions contained therein. As of June 30, 2007, the aggregate number of shares into which the four junior secured convertible notes could be converted was 75,522,616, which includes shares issuable upon the conversion of interest paid in kind through June 30, 2007. The conversion price adjustment in the junior secured convertible notes also had the effect of increasing the number of shares issuable to the holders of those certain 19.9% Senior Warrants by 1,385,072 shares upon exercise.

15.          SHARE-BASED PAYMENT ARRANGEMENTS

The Company, since its inception, has granted both qualified and non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors. Substantially all options granted to date have exercise prices equal to the fair value of the underlying stock at the date of grant and contractual terms of up to ten years.

A description of each of the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of December 31, 2006 is as follows:

In November 1997 the Company’s Board of Directors authorized the Company to adopt the 1997 Stock Option Plan for Non-employee Directors (the “1997 Plan”). The 1997 Plan provided for the grant of up to 30,000 stock options at an exercise price of 100% of the fair value of the Company’s common stock on the date of grant. During the year ended June 30, 2007, 1,000 options were forfeited and there are no options outstanding under the 1997 Plan.

On August 14, 2000, the Company assumed the Data Systems Network Corp Stock Option Plan (the “Data Systems Plan”) in connection with a business combination. Options granted under the Data Systems Plan were either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”). No further options may be granted under the Data Systems Plan. Options granted under this plan expire at various times until 2010. As of June 30, 2007, there were outstanding options to purchase 5,611 shares of the Company’s Series A Preferred stock at a weighted-average exercise price of $20.82 per share. Each share of Series A Preferred stock issuable upon the exercise of these options is convertible into 2.5 shares of the Company’s common stock.

In 2001, the Company’s Board of Directors authorized the Company to adopt the 2001 Employee Stock Option Plan (the “2001 Plan”). The 2001 Plan, as amended, provides for the grant of up to an aggregate 400,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. As of June 30, 2007, there were outstanding options to purchase 86,200 shares of the Company’s common stock under the 2001 Plan at a weighted-average exercise price of $6.34 per share.

In May 2005, the Company’s Board of Directors authorized the adoption of the 2005 Employee Stock Option Plan (the “2005 Plan”). The 2005 Plan, as amended, provides for the grant of up to an aggregate 3,000,000 ISO to employees and NSO’s to officers, directors, key employees or other individuals at the discretion of the compensation committee of the Board of Directors. As of June 30, 2007, there were 2,110,000 options outstanding under the 2005 Plan at a weighted-average exercise price of $0.14 per share.

On June 15, 2006, the Company’s Board of Directors approved the 2006 Nonqualified Stock Option Plan (the “2006 Plan”), which provides for the grant of nonqualified stock options to purchase up to an aggregate of 11,790,672 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The 2006 Plan is administered by a committee of two or more members of the Board of Directors. As of June 30, 2007, there were 9,085,000 options outstanding under the 2006 Plan at a weighted-average exercise price of $0.15 per share.

The terms of the awards are subject to the provisions in an option agreement, consistent with the terms of the 2006 Plan. The exercise price of a stock option shall not be less than the fair market value of the Company’s common stock on the date of grant. No stock option shall be exercisable later than ten (10) years after the date it is granted.

STOCK OPTION GRANTS SUBSEQUENT TO THE ADOPTION OF SFAS 123R

On August 17, 2005 the Company (under its 2005 Plan) granted to three non-employee directors, options to purchase an aggregate of 30,000 shares of its common stock at $2.50 per share that have a have a five year life. Subsequent to the date of grant, two non-employee directors forfeited options to purchase an aggregate of 20,000 shares of common stock. The stock-based compensation expense for the fair value of the options granted to the remaining directors amounted to $12,314 during the year ended June 30, 2007. Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk—free interest rate of 3.89%; expected dividend yield zero percent; expected option life of five years; and current volatility of 106.08%.

On July 1, 2006 the Company (under its 2005 Plan) granted to two non-employee directors options to purchase an aggregate of 2,100,000 shares of its common stock at $0.17 per share, each with a five year term and an aggregate fair value of $288,000. Assumptions relating to the estimated fair value of these stock options, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk—free interest rate of 5.26%; expected dividend yield zero percent; expected option life of five years; and current volatility of 109.24%. As of June 30, 2007, there are options to purchase 2,100,000 shares of common stock at an average price of $0.17 per share.

On December 14, 2006 the Company received shareholder approval for its 2006 option plan. Concurrent with such shareholder approval, the Company granted 8,105,000 stock options under the 2006 Plan at an exercise price of $0.155 per share with a ten year term and a three-year vesting period from the service inception date. The aggregate fair value of these stock options amounted to $891,550. Assumptions relating to the estimated fair value of these stock options, which the Company estimated using the Black-Scholes option pricing model are as follows: risk—free interest rate of 4.97%; expected dividend yield zero percent; expected option life of five years; and current volatility of 86.64%.

On January 12, 2007, the Company’s board of directors approved the grant to certain new employees of 1,160,000 stock options under the 2006 Plan at an exercise price of $0.14 per share, with a ten year term and vesting in equal annual installments over three years. The aggregate fair value of these stock options amounted to $114,840. Assumptions relating to the estimated fair value of these stock options, which the Company estimated using the Black-Scholes option pricing model are as follows: risk—free interest rate of 5.06%; expected dividend yield zero percent; expected option life of five years; and current volatility of 85.86%.

On May 10, 2007, the Company’s board of directors approved the grant to certain new employees of 560,000 stock options under the 2006 Plan at an exercise price of $0.13 per share, with a ten year term and vesting in equal annual installments over three years. The aggregate fair value of these stock options amounted to $56,523. Assumptions relating to the estimated fair value of these stock options, which the Company estimated using the Black-Scholes option pricing model are as follows: risk—free interest rate of 4.88%; expected dividend yield zero percent; expected option life of five years; and current volatility of 102.64%.

As described in Note 3, the fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to July 1, 2005 that were accounted for and recorded under the intrinsic value method prescribed under APB 25 are also described in Note 3. The Company accelerated vesting of these awards during the first quarter of the year ended June 30, 2006. The charge for compensation cost that was recorded under the Company’s acceleration of this award amounted to $275,000.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividend yields are currently zero. The Company’s operations and the nature of its business changed substantially subsequent to July 1, 2005 as a result of its financial and operational restructuring initiatives. Accordingly, the Company considers more recent data relating to employee turnover rates to be indicative of future vesting. Based on available data, the Company has assumed that approximately 87% of outstanding options will vest annually. There have been no exercises of stock options during the years ended June 30, 2006 and 2007. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company’s stock.

For the years ended June 30, 2007 and 2006, the Company applied SFAS 123(R) (“Share Based Payment”) Under SFAS 123(R) Share Based Payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Accordingly, the Company recognized approximately $559,000 and $275,000 for the fair value of stock options vested and for options expected to vest during years ended June 30, 2007 and June 30, 2006, respectively.

A summary of the status of the Company’s stock option activity for the years ended June 30, 2006 and 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	355,300	7.91
Granted	230,000	2.93
Exercised	—	—
Forfeited or expired	(354,134)	6.40
Outstanding at June 30, 2006	231,166	5.26	5.94	—
Exercisable at June 30, 2006	180,166	5.88	6.47	—
Granted	11,925,000.156
Exercised	—	—
Forfeited or expired	(869,355)	.77
Outstanding at June 30, 2007	11,286,811.21		8.21	—
Exercisable at June 30, 2007	2,201,811.47		4.12	—

The weighted-average grant date fair value of options granted during the year ended June 30, 2007 amounted to $0.113 per share. The weighted-average remaining contractual term of options outstanding gives effect to employee terminations which, under the provisions of the plans reduces the remaining life of such options to a period of 90 days following the respective dates of such terminations.

Unamortized compensation costs amount to approximately $708,000 as of June 30, 2007, which the Company expects to recognize over a weighted average period of 2.2 years.

The Company did not modify any stock options granted to employees or non-employees under any of its share-based payment arrangements other than accelerating the vesting of options prior to July 1, 2005. In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have optionees exercised any options during the years ended June 30, 2006 and 2007.

At June 30, 2007, there was no intrinsic value with respect to options outstanding and options exercisable based on the June 30, 2007 closing price of the Company common stock ($.14 per share).

16.          DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. No contributions were made to the plan by the Company during the years ended June 30, 2007 and 2006.

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

Deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$13,842	$14,000
Allowance for doubtful accounts	189	280
Inventory	338	10
Accrued interest expense	4,412	—
Accrued Expenses	500	—
Depreciation	32	(110)
Accrued compensation	182	540
Amortization	806	(170)
Capital loss carry-forward	1,221	1,050
	21,522	15,600
Valuation allowance	(21,797)	(15,600)
Net deferred tax liability	$(275)	$0

The Company’s recorded income tax benefit/(expense), net of the change in the valuation allowance for each of the periods presented, is as follows:

	Year ended June 30,
	2007	2006	2005
Current income tax (expense)	$(56)	—	—
Change in valuation allowance	5,922	$998	$2,786
Income tax benefit/(expense) not recognized	(6,197)	(998)	(2,786)
Income tax (expense)	$(331)	$—	$—

A reconciliation of the expected statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year ended June 30,
	2007	2006	2005
Expected statutory rate	34.0%	34.0%	34.0%
State income tax rate, net of Federal benefit	3.4%	5.3%	5.3%
Recognition of additional loss carry forwards and certain other tax benefits recorded during 2007	21.8%	—	—
Effect of permanent differences	(4.8)%	(35.9)%	(26.6)%
Adjusted rate, before Valuation allowance	54.4%	3.4%	12.7%
Valuation Allowance	(57.5)%	(3.4)%	(12.7)%
Effective rate	(3.1)%	—	—

The Company has net operating losses of approximately $36 million that may be available to offset future taxable income that will expire at various times through 2027. The net operating losses may be subject to a substantial limitation under the: “Change of Ownership”: provisions of Section 382 of the Internal Revenue Code.

Permanent differences in 2007 primarily relate to non-deductible expenses including equity based compensation and meals and entertainment and certain other expenses. Permanent differences in 2006 primarily relate to debt extinguishment losses, non-cash interest and non-deductible amortization. Permanent differences in 2005 principally relate to the Company’s goodwill impairment charges and non-deductible amortization of acquired intangibles. The Company has capital loss carry forward benefits of approximately $2,670,000 that will expire at various times through 2011.

18.          CONCENTRATION OF RISK

A.             The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation for up to $100,000. The Company’s cash balances exceeded such insured limits at certain times during the fiscal year.

B.              The State of New York and its agencies in the aggregate accounted for 21% of the Company’s revenues during fiscal year 2007 compared to 25% during fiscal year 2006 and 12% during fiscal year 2005. At June 30, 2007, two customers accounted for approximately 22% of the gross accounts receivable balance.

C.              Company sales of products manufactured by two manufacturers accounted for approximately 48% of product and 35% of total revenues during fiscal year 2007, 44% of product and 31% of total revenues for fiscal year 2006, and 32% of product and 18% of total revenues for fiscal 2005. Typically, vendor agreements provide for the Company to be appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days notice or immediately upon the occurrence of certain events, and are subject to periodic renewal.

19.          DISCONTINUED OPERATIONS

Discontinued operations relate to the Company’s disposal of its non-emergency transportation business that was completed during the year ended June 30, 2003. As of June 30, 2007, remaining liabilities of the discontinued business amounted to $258,000.

20.          BUSINESS SEGMENTS

The Company’s operations for the year ended June 30, 2007 includes one business segment—Information Technology Solutions. Business process outsourcing (“BPO”) services, which primarily included the Company’s child support service contracts in various states, provided services under a fixed price (flat monthly fee) contract, and recognized revenue as the services were provided and billed. The Company completed its transition out of this former segment during the quarter ended June 30, 2006. Accordingly, the Company recognized revenues in a single segment, IT Solutions, during the year ended June 30, 2007.

The IT Solutions segment provides a range of specialized IT infrastructure services, including, system architectural design, legacy systems integration, network engineering, applications infrastructure, network security solutions, remote access implementation, help desk support and operational support, primarily to mid-market commercial companies and state and local government entities. In conjunction with these service offerings, the Company also sells hardware and software to its customers.

The following table provides actual selected financial data for our current and formerly reported business segments (in thousands):

	Reportable Business Segments
	Business Process Outsourcing	Information Technology Solutions	Total
Year ended June 30, 2007
Sales to external customers	—	$94,791	$94,791
Depreciation and amortization expense	—	3,255	3,255
Loss from operations	—	(10,841)	(10,841)
Net interest expense (income)	—	8,041	8,041
Total assets	—	33,968	33,968
Capital expenditures	—	265	265
Year ended June 30, 2006
Sales to external customers	$3,158	$77,673	$80,831
Depreciation and amortization expense	35	2,616	2,651
Income (loss) from operations	423	(29,198)	(28,775)
Net interest expense (income)	—	7,238	7,238
Total assets	195	29,493	29,688
Capital expenditures	—	224	224
Year ended June 30, 2005
Sales to external customers	$6,857	$69,702	$76,559
Depreciation and amortization expense	467	2,704	3,171
Loss from operations	(12,951)	(11,486)	(24,437)
Net interest expense (income)	—	2,108	2,108
Total assets	670	46,666	47,336
Capital expenditures	—	370	370

21.          SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

The following table contains selected unaudited statements of operations information for each of the quarters for the years ended June 30, 2007 and 2006 (in thousands, except per share data):

	Selected Quarterly Financial Data
	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30
	2005	2005	2006	2006	2006	2006	2007	2007
	(Dollars in thousands, except per share data)
Revenue	$23,435	$18,844	$14,296	$24,256	$21,777	$18,523	$20,487	$34,004
Gross Profit	$4,114	$3,189	$1,108	$4,177	$3,616	$3,723	$4,031	$5,911
Net loss—Continuing Operations	$(1,898)	$(4,256)	$(15,994)	$(6,627)	$(2,584)	$(2,563)	$(2,286)	$(3,683)
Net income Discontinued operations	$216	$—	$297	$—	$—	$—	$—	$—
Basic and diluted loss per share—Continuing Operations	$(.24)	$(.52)	$(1.05)	$(.13)	$(.05)	$(.05)	$(.04)	$(.06)
Basic and diluted net income per share—Discontinued Operations	$.03	$—	$.02	$—	$—	$—	$—	$—

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Diluted and basic net loss per common share are identical since common equivalent shares are excluded from the calculation, as their effect would be anti-dilutive.

The loss per share amounts prior to June 30, 2006 have been retroactively restated to give effect to the 1 for 10 reverse stock split described in Note 14.

During the three months ended March 31, 2006, the Company recorded a loss of approximately $9,401,000 on the extinguishment of debt obligations that were owed to the former ITI and 9% note holders, offset by a $900,000 gain on the extinguishment of certain trade payable debt (Note 11). During the three months ended June 30, 2006, the Company recorded $5,218,000 loss on the extinguishment of the Bridge Notes (Note 11).

22.          SUBSEQUENT EVENTS

On July 1, 2007, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Coast Business Solutions, Inc., a privately held value-added provider of enterprise professional services. In consideration for the purchased assets, the Company paid to the sellers $200,000 at closing and incurred approximately $15,000 of direct acquisition costs.

On September 11, 2007 the Company entered into a settlement agreement with Pangaea. In exchange for a complete release from any further liability, the Company agreed to pay $47,500 to Pangaea.

ITEM 9.                CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

The Company is not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended June 30, 2008. Nevertheless, we have identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

We have also identified a specific material weakness in our ability to ensure that the accounting for our equity-based transactions is accurate and complete. We have consummated a series of complex equity transactions involving the application of specialized accounting principles. The equity based transactions that we consummated specifically relate to stock-based compensation arrangements and modifications to embedded and free standing derivatives and settlements of debt for equity. We believe that the equity transactions we completed in connection with our financial restructuring are unique and occurred as a result of the fact that our liquidity has been highly constrained. Although we believe that these events are unique and that our equity-based transactions in the future are likely to be reduced, we are evaluating certain corrective measures to provide us with the structure we need at such times that we may engage in equity based transactions. These measures could include seeking the assistance of outside specialists with expertise in these areas.

We believe these material weaknesses have resulted from liquidity constraints that caused us to focus on using our resources to implement a financial and operational restructuring plan. We believe that changes we have made to our operating and capital structure will enable us to take corrective measures once we finish evaluating our existing capabilities, the resources we have and resources we may need to make available to effectuate corrective measures. Corrective measures may include increasing the size of our staff and reviewing assignments within our accounting department to ensure we have adequate segregation of duties.

We believe that any such risks that may have been created as a result of these material weaknesses are partially mitigated by the fact that substantially all transactions and operating activities during our most recent reporting period were regularly reviewed and approved by our Chief Executive and Chief Financial Officers. However, we acknowledge that additional control procedures are necessary to ensure that our all of our transactions are properly recorded, our assets are appropriately safeguarded and that we can close and report within the time frames required by the Securities and Exchange Commission.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of conduct that is applicable to all of the Company’s employees and directors. Interested parties may request a copy of this conduct of conduct, free of charge, by delivering a written request addressed to Chief Financial Officer, DynTek, Inc., 19700 Fairchild Road, Suite 230, Irvine, California 92612. The Company will disclose any amendments to the code of conduct and any waivers from the code of conduct for directors and officers by posting such information on its website at www.dyntek.com.

The other information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2007, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 3, 2007.

ITEM 11.         EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2007, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 3, 2007.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 3, 2007, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2007, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 3, 2007.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of June 30, 2007, and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on December 3, 2007.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

(1)   Financial Statements

The following financial statements are included under Item 8 of this Report:

(2)   Financial Statement Schedules

None.

(3)   Exhibits

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

4.2

Specimen of Redeemable Common Stock Purchase Warrant (Incorporated by reference, filed as an exhibit to Amendment No. 4 to DynTek, Inc.’s Registration Statement on Form S-1 filed on December 4, 1992 (File No. 333-50426)).

4.3

Form of Warrant Agent Agreement between DynTek and American Stock Transfer and Trust Company (Incorporated by reference, filed as an exhibit to Amendment No. 1 to DynTek, Inc.’s Registration Statement on Form S-1 filed on October 13, 1992 (File No. 333-50426)).

4.4

Amended Warrant Agreement, dated November 30, 1999, between DynTek and American Stock Transfer and Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on December 6, 1999).

4.5

Second Amended Warrant Agreement, dated as of November 30, 2000, between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on January 11, 2001).

4.6

Third Amended Warrant Agreement, dated as of April 10, 2001, between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed on April 17, 2001).

4.7

Fourth Amended Warrant Agreement, dated December 9, 2006, by and between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 9, 2005).

4.8

Fifth Amended Warrant Agreement, dated March 8, 2006, by and between DynTek, Inc. and American Stock Transfer & Trust Company (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 5, 2006).

4.9

Form of Registration Rights Agreement between DynTek, Inc. and the purchasers listed therein, dated as of December 5, 2003 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).

4.10	Form of 20% Investor Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).
4.11	Form of 30% Investor Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).

4.12	Form of Placement Agent Warrant Agreement between DynTek, Inc. and Rockwood Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 10, 2003).
4.13	Form of Common Stock Purchase Warrant, dated January 30, 2004 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004).
4.14

Form of Registration Rights Agreement, dated January 30, 2004, by and between DynTek, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 3, 2004).

4.15	Form of Registration Rights Agreement with investors in the Network 1 Offering (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).
4.16	Form of Warrant issuable to investors in the Network 1 Offering (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).
4.17

Form of Placement Warrant issuable to Network 1 Financial Securities, Inc. in connection with the Network 1 Offering (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 1, 2004).

4.18

Form of Registration Rights Agreement, dated April 27, 2004, between DynTek, Inc. and the purchasers listed herein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

4.19	Form of Series A Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
4.20	Form of Series B Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
4.21	Form of Placement Agent Warrant issued to Duncan Capital LLC (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
4.22	Form of Common Stock Purchase Warrant, dated May 3, 2004 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).
4.23

Form of Amended Registration Rights Agreement, dated May 3, 2004, by and between DynTek, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

4.24	Form of Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004).
4.25	Form of Additional Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004)
4.26	Form of Placement Agent Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 15, 2004).
4.27	Form of Common Stock Purchase Warrant, dated November 15, 2004 (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005).

4.28

Form of Amended Registration Rights Agreement, effective as of January 1, 2004, by and between DynTek, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005).

4.29

Form of Registration Rights Agreement, dated as of February 10, 2005, by and among the investors identified therein and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 15, 2005).

4.30	Form of Warrant (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed February 15, 2005).
4.31

Form of Amended and Restated Warrant, dated as of October 26, 2005, issued by DynTek, Inc. in favor of certain accredited investors (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

4.32

Senior Note, dated as of March 8, 2006, issued by DynTek, Inc. to each of SACC Partners, L.P. and Lloyd I. Miller, III (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

4.33

Junior Note, dated as of March 8, 2006, issued by DynTek, Inc. to Trust A-4—Lloyd I. Miller (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

4.34

Form of Debt Financing Warrant issued to each of SACC Partners, L.P. and Lloyd I. Miller, III (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

4.35

Registration Rights Agreement, dated March 8, 2006, by and among DynTek, Inc. and the accredited investors named in the Securities Purchase Agreement (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

4.36

Form of Warrant issued by DynTek, Inc. to each of the accredited investors named in the Securities Purchase Agreement and Network 1 Financial Securities, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

4.37

Junior Note, dated as of June 15, 2006, issued by DynTek, Inc. to Trust A 4—Lloyd I. Miller (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).

4.38

Junior Note, dated as of September 26, 2006, issued by DynTek, Inc. to Trust A 4—Lloyd I. Miller (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed September 28, 2006).

4.39

Form of Common Stock Purchase Warrant, dated October 26, 2005, issued by DynTek, Inc. in favor of the investors identified in the Note Purchase Agreement (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

4.40

Agreement to Amend the Amended and Restated Secured Convertible Term Note and common stock Purchase Warrant, dated as of October 26, 2005, by and between DynTek, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

4.41

Junior Secured Convertible Promissory Note, dated April 13, 2007, issued by DynTek, Inc. to Trust A-4—Lloyd I. Miller (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 18, 2007).

10.1	Office Lease Agreement, dated as of July 21, 2003, by and between DynTek, Inc., as successor in interest, and CA-Fairchild Corporate Center Limited Partnership.
10.2	First Amendment and Landlord Consent to Merger, dated December 21, 2004, by and between DynTek, Inc., as successor in interest, and CA-Fairchild Corporate Center Limited Partnership.
10.3	Second Amendment dated January 6, 2005, by and between DynTek, Inc., and CA-Fairchild Corporate Center Limited Partnership.
10.4	Third Amendment dated March 31, 2005, by and between DynTek, Inc., and CA-Fairchild Corporate Center Limited Partnership.
10.5*

1992 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement (Incorporated by reference, filed as an exhibit to Amendment No. 1 to DynTek, Inc.’s Registration Statement on Form S-1 filed on October 13, 1992 (File No. 333-50426)).

10.6*

Form of Amendment to 1992 Employee Incentive Stock Option Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Registration Statement on Form S-4, filed on May 1, 2000 (File No. 333-36044)).

10.7*

1997 Stock Option Plan for Non-Employee Directors (Incorporated by reference, filed as Exhibit C to DynTek, Inc.’s definitive Proxy Statement for Annual Meeting of Stockholders, filed on January 6, 1998).

10.8*	2001 Employee Incentive Stock Option Plan (Incorporated by reference, filed as Annex D to DynTek, Inc.’s definitive Proxy Statement for Special Meeting of Stockholders, filed November 6, 2001).
10.9*

Form of Stock Option Agreement pursuant to the 2001 Employee Incentive Stock Option Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed February 14, 2005).

10.10*	2005 Stock Incentive Plan (Incorporated by reference, filed as Annex A to DynTek, Inc.’s Definitive Proxy Statement for Annual Meeting of Stockholders, filed April 26, 2005).
10.11*	Amendment No. 1 to the 2005 Stock Incentive Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed December 16, 2005).
10.12*	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 19, 2005).
10.13*	2006 Nonqualified Stock Option Plan (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).
10.14*	Nonqualified Stock Option Agreement (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).
10.15*

Form of Employment Agreement, dated as of August 1, 2006, by and between Casper Zublin, Jr., and DynTek, Inc. (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 19, 2005).

10.16

Asset Purchase and Liability Assumption Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.17

Asset Purchase Agreement, dated as of August 8, 2005, by and among DynTek, Inc., DynTek Services, Inc. and New England Technology Finance, LLC (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.18

Form of Note Purchase Agreement, dated as of October 26, 2005, by and among DynTek, Inc. and the accredited investors named therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.19

Form of Security and Pledge Agreement, dated as of October 26, 2005, by and among DynTek, Inc., DynTek Services, Inc. and the investors identified in the Note Purchase Agreement (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.20*

Separation and General Release Agreement, dated March 31, 2006, by and between DynTek, Inc. and Robert I. Webber (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 5, 2006).

10.21

Note Purchase Agreement, dated March 8, 2006, by and between DynTek, Inc. and the purchasers named therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.22

Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc., SACC Partners, L.P. and Lloyd I. Miller III (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.23

Security and Pledge Agreement, dated as of March 8, 2006, by and among DynTek, Inc., DynTek Services, Inc. and Trust A-4—Lloyd I. Miller (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.24

Securities Purchase Agreement, dated as of March 8, 2006, by and among DynTek, Inc. and the accredited investors named therein (Incorporated by reference, filed as an Exhibit to DynTek, Inc.’s Quarterly Report on Form 10-Q, filed May 22, 2006).

10.25

First Amendment to Note Purchase Agreement, dated June 15, 2006, by and between DynTek, Inc. and the purchasers named therein (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed June 21, 2006).

10.26*

Settlement and Release Agreement, dated June 29, 2006, by and between DynTek, Inc. and J. Michael Gullard (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed July 6, 2006).

10.27

Second Amendment to Note Purchase Agreement and Security and Pledge Agreements, dated as of September 26, 2006, by and among DynTek, Inc. and DynTek Services, Inc. and the purchasers named therein (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed September 28, 2006).

10.28

Junior Secured Convertible Note Purchase Agreement, dated as of April 13, 2007, by and between DynTek, Inc. and Trust A-4—Lloyd I. Miller (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 18, 2007).

10.29

Security and Pledge Agreement, dated as of April 13, 2007, by and between DynTek, Inc. and Trust A-4—Lloyd I. Miller (Incorporated by reference, filed as an exhibit to DynTek, Inc.’s Current Report on Form 8-K, filed April 18, 2007).

21	Subsidiaries of DynTek, Inc.
23.1	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*                    This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

**             Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 12, 2007
DYNTEK, INC.
	BY:	/s/ CASPER W. ZUBLIN, JR.
Casper W. Zublin, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ CASPER W. ZUBLIN, JR.	Chief Executive Officer and Director	October 12, 2007
Casper W. Zublin, Jr.	(principal executive officer)
/s/ DAVID W. BERRY	Chief Financial Officer	October 12, 2007
David W. Berry	(principal financial and accounting officer)
/s/ J. MICHAEL GULLARD	Director	October 12, 2007
J. Michael Gullard
/s/ ALAN B. HOWE	Director	October 12, 2007
Alan B. Howe