Form 10-K/A
period 2007-06-20
DYNTEK INC
filed 2007-10-29
CIK 879465

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

        None.

EXPLANATORY NOTE

        This Amendment No. 1 to the annual report on Form 10-K of DynTek, Inc. ("DynTek", "we", "our", "us", or the "Company") for the year ended June 30, 2007, which was originally filed with the U.S. Securities and Exchange Commission ("SEC") on October 12, 2007, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after October 12, 2007, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to our certificate of incorporation, as amended, and bylaws, as amended, the total number of directors is determined by the Board of Directors, and currently consists of three persons. We currently have two vacancies on our Board of Directors resulting from the resignations of Robert I. Webber and Marshall Toplansky in March 2006. Each of our current directors is scheduled to serve until our next annual meeting of stockholders.

        The following table sets forth the names, ages as of September 30, 2007, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Casper Zublin, Jr.	45	Chief Executive Officer	2005
J. Michael Gullard	62	General Partner of Cornerstone Management	2005
Alan B. Howe	46	Vice President of Strategic and Wireless Business Development for Covad Communications, Inc.	2006

        Casper Zublin, Jr. was appointed Chief Executive Officer in May 2005 and was appointed to the Board of Directors in October 2005. He joined DynTek in October 2004 as Chief Operating Officer. Previously, he served as President and CEO of Integration Technologies, Inc., which was acquired by DynTek in October 2004. From 1998 to 2000, he was President and CEO of AnySite Technologies, a business intelligence software development company, which was acquired first by Thompson Associates in April 2000, and later acquired by MapInfo Corporation in 2002. From April 2000 to March 2002, he served as President of AnySite and Executive Vice President of Thompson Associates, Inc. Mr. Zublin previously served as President of Staffing, Inc., a national staffing services firm. In senior leadership roles for several high-growth technology companies, Mr. Zublin has been a four-time winner of the Inc. 500 award, which recognizes America's fastest-growing private companies. He is the Chairman of Talk About Curing Autism. He earned a B.A from Principia College, and an M.B.A. from the University of Chicago.

        J. Michael Gullard has been a director since June 2005 and was appointed Chairman of the Board of Directors in October 2005. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. He currently serves as a director of JDA Software, Inc., Celeritek, Inc., and Alliance Semiconductor Corporation, each publicly-held companies, and as the Chairman of Mainsoft, Inc., a privately-held company. From 1992 to 2004, he served as Chairman of NetSolve, Incorporated, a publicly-held corporation that provides IT infrastructure management services on an outsourced basis. From 1996 to 2004, Mr. Gullard also served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation that specializes in change management software tools. Previously, Mr. Gullard held a variety of senior financial and operational management positions at Intel Corporation. Mr. Gullard holds a B.A. degree in Economics from Stanford University, and an M.B.A. from Stanford's Graduate School of Business.

        Alan B. Howe was elected to the Board of Directors in March 2006. Mr. Howe has extensive operational expertise combined with corporate finance and business development experience. Since May 2005, he has served as Vice President of Strategic and Wireless Business Development for Covad Communications, Inc. From 2001 to 2005, Mr. Howe was a principal at Broadband Initiatives, LLC, a boutique consulting and advisory firm. Previously, Mr. Howe was Chief Financial Officer and Vice President of Corporate Development of Teletrac, Inc. for six years from 1995 to 2001, raising approximately $200 million in public high yield debt, private equity and bank financing. Mr. Howe joined Teletrac from Sprint, where he was Director of Corporate Development from 1994 to 1995 and one of the initial team members that helped start Sprint PCS. Mr. Howe is a member of the Board of Directors of Alliance Semiconductor Corporation, and Crossroads Systems, Inc. Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business with a specialty in finance. Mr. Howe is the designated representative of Mr. Lloyd I. Miller, III.

Other Executive Officers

        David W. Berry (50) was appointed Chief Financial Officer and Secretary in June of 2007. Prior to joining the Company, Mr. Berry served from April 2003 to 2007 as President and from November 2001 as VP, Financial Controller of Irvin Aerospace Inc., a business unit of Airborne Systems Group Ltd., the leading parachute company in the world. From 1999 to 2001, he served as Director of Planning and Budgeting for J.F. Shea Co., Inc., a $2 billion family of real estate development companies. From 1996 to 1999, Mr. Berry served as Controller and Director of Finance of Tolo Incorporated, an aerospace manufacturing division of the BF Goodrich Company. From 1988 to 1996, he served as Director of Business Planning and Analysis and held several financial management positions for AST Research, Inc., a $2.5 billion manufacturer of personal computer products, which was acquired by Samsung in 1995. From 1982 to 1987, he held staff and supervisory positions with Arthur Young & Co., a leading international certified public accounting firm. Mr. Berry holds a B.S. in Business Administration with an emphasis in accounting from the California State Polytechnic University.

        Wade Stevenson (44) was appointed Vice President of Finance in July 2007, and previously served as Regional Vice President of our MidWest region and corporate Vice President of Business Development from November 2004 until July 2007. He has served as an officer of DynTek since February 2001, and served as Director of Finance for Data Systems Network Corporation, which merged with DynTek in 2000, since 1998. From 1989 to 1998, Mr. Stevenson served as Regional Vice President of Finance and held several financial management positions for Waste Management, Inc., a Fortune 500 company. Mr. Stevenson is a Certified Public Accountant in the state of Michigan. He earned a B.S. degree in accounting from the University of North Carolina.

Family Relationships

        There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms submitted to us during the year ended June 30, 2007, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with, except for a Form 4 that was filed late by Alan B. Howe, one of our directors, on August 15, 2006, and a Form 4 that was filed late by Wade Stevenson, our Regional Vice President, on September 7, 2006.

Audit Committee and Audit Committee Financial Expert

        The Board of Directors has a standing Audit Committee comprised of J. Michael Gullard (Chairman) and Alan B. Howe, each of whom meets the independence standards of Nasdaq Marketplace Rule 4200(a)(15), as well as Section 10A(m) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10A-3 promulgated thereunder. Our Board of Directors has also designated Mr. Gullard as our "audit committee financial expert" as defined by the rules of the SEC.

Code of Ethics

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

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

Compensation Overview

        Compensation for our executive officers and key employees is designed to attract and retain people who share our vision and values and who can execute to achieve our strategic goals. We have a very knowledgeable employee base and the executive talent that we have sought over the past several years is capable of leveraging the skills of our employees and our unique assets to increase stockholder value. However, our current focus on controlling costs and effecting a turnaround of our financial condition is also an important factor which affects our compensation decisions. In short, our goal is to balance our current overall financial goals and circumstances against the need to attract and retain the most capable and qualified people available in the markets where we compete.

Compensation Philosophy and Objectives

        DynTek's overall executive compensation philosophy is based on a series of guiding principles derived from our values, business strategy, and management requirements. These principles are summarized as follows:

  •
  Provide competitive levels of total compensation which will enable us to attract and retain the best possible executive talent within our industry while also considering our current goals of controlling costs and effecting a turnaround of our financial condition;

  •
  Motivate executive officers to achieve optimum individual performance;

  •
  Align the financial interest of our executive officers and stockholders through equity-based plans;

  •
  Build and maintain a leadership team that is capable of successfully operating and growing an increasingly complex business in a rapidly changing industry;

  •
  Provide a compensation program that recognizes individual contributions as well as our overall business results; and

  •
  Ensure that executive compensation-related disclosures are made to the public on a timely basis.

Role of the Compensation Committee

        The Compensation Committee of the Board of Directors, comprised of two (2) independent directors, oversees our executive compensation programs. The key elements of these programs are base salary, quarterly and annual incentive, and equity participation. Our Chief Executive Officer's total compensation is approved by the Compensation Committee of the Board of Directors. The compensation of all other executive officers is recommended by the Chief Executive Officer and approved by the Compensation Committee. The Compensation Committee met five (5) times during fiscal 2007.

        The specific responsibilities of the Compensation Committee are set forth in our Amended and Restated Compensation Committee Charter, which was reviewed and approved by our Board of Directors on October 19, 2007. The charter can be found on our website at www.dyntek.com.

        The key responsibilities of the Compensation Committee include:

  •
  Reviewing and establishing compensation and benefits practices and policies to ensure that they provide appropriate motivation for corporate performance and increased stockholder value;

  •
  Overseeing the administration of our 2005 Omnibus Incentive Compensation Plan and 2006 Nonqualified Stock Option Plan;

  •
  Reviewing and approving compensation for our Chief Executive Officer and other executive officers, including base salary, annual incentives, equity-based awards, severance arrangements and change in control arrangements;

  •
  Reviewing and approving the financial targets for our performance-based incentive programs, and, with input from our Chief Executive Officer, approving payouts under these plans; and

  •
  Preparing a report on compensation as required by the SEC for inclusion in our annual proxy statement, and reviewing the disclosure set forth herein.

Role of Management in the Compensation Determination Process

        While we do not have any specific policies that would prevent members of our management team from participating in the executive compensation decision-making process, with the exception of our Chief Executive Officer, management has historically played a limited role in the compensation determination process. Our Chief Executive Officer prepares annual reviews for the other executive officers and makes compensation recommendations to the Compensation Committee. At the request of the Compensation Committee, our Chief Executive Officer may occasionally make proposals to the Compensation Committee regarding incentive targets, incentive plan structure and other compensation related matters. However, our Chief Executive Officer and other management personnel typically do not attend Compensation Committee meetings.

Role of Compensation Consultant

        The Compensation Committee has considered the use of a compensation consultant in the development of our executive compensation programs. However, the Compensation Committee has decided not to utilize the services of such a consultant after determining that a compensation consultant would provide insufficient value given our current financial condition and desire to significantly reduce costs while we pursue our financial turnaround. The Compensation Committee plans to revisit this topic at appropriate intervals in the future as our circumstances change.

Total Compensation for Executive Officers

        The compensation packages offered to our executive officers are comprised of one or more of the following elements:

  •
  Base salary;

  •
  Quarterly and annual bonus incentives; and

  •
  Long-term equity incentive compensation.

        We do not have any formal policies which dictate the amount to be paid with respect to each element, nor do we have any policies which dictate the proportion of the various elements. We also do not have any formal policies for allocating between cash and non-cash compensation or short-term and long-term compensation. Instead, we rely on the judgment of the Compensation Committee and input and feedback from management team, including, in particular, input from our Chief Executive Officer. All of our compensation policy decisions are made in the context our current financial position and goals with respect to our plan of restructuring.

        Each of our compensation components is described in more detail below.

  Base Salary

        We provide executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The purpose of base salary is to reflect job responsibilities, value to DynTek and competitiveness of the market. Base salaries for the executive officers are determined based on the nature and responsibility of the position, salary norms for comparable positions, the expertise of the individual executive, and the competitiveness of the market for the executive officer's services.

        DynTek has intentionally held base salaries at the low end of the competitive range in order to emphasize the need to reduce our overall cost structure and pursue a turnaround in the financial performance of the business. In order to ensure that we are able to continue to provide an attractive and competitive total compensation package to our executive officers, we have placed comparatively more emphasis on the payment of incentive based compensation elements for each executive officer and less emphasis on base salary.

        Merit increases for our executive officers are subject to the same budgetary guidelines as apply to all other employees and are given in the context of our current focus on controlling expenses. Executive officer salaries are considered for adjustment annually as part of our annual review process. The base salary of our Chief Executive Officer is defined and approved by the Compensation Committee. The base salary of all other executive officers is recommended by our Chief Executive Officer and approved by the Compensation Committee.

  Quarterly and Annual Bonus Incentives

        Our objective is to have a substantial portion of each executive officer's compensation contingent upon our performance as well as upon his or her own level of performance and contribution towards our performance. The achievement of specific strategic and individual goals is intended to correlate with the creation of long-term stockholder value. Discretionary quarterly and annual bonus incentives also allow us to maintain a competitive aggregate compensation package despite below-market base salaries, while also directly aligning our financial performance with the compensation earned by our executive officers. The allocation as between quarterly and annual bonus incentives is determined by our Chief Executive Officer with oversight from the Compensation Committee.

        Aggregate annual bonus incentives as a percent of base salary range from 20% for junior executive officers up to over 65% for our Chief Executive Officer. Typically, approximately fifty percent (50%) of the bonus incentive for each executive is tied to individual objectives and earned on a quarterly basis, and the other fifty percent (50%) is tied to DynTek's financial targets and paid annually. The individual objectives are intended to be closely aligned with our overall strategic objectives, and the financial targets are primarily focused on annual measures of profitability (e.g., EBITDA) as well as revenue growth and generation of cash flow from operations. The 50% portion correlated to individual objectives would typically be divided into three (3) equal amounts and tied to each of the first three (3) quarters of our fiscal year.

        For fiscal 2007, the individual objectives were specifically tied to building platforms for profitable business growth in each of our key market segments, the specific details of which are confidential Company information, and the disclosure of which could cause the Company financial and competitive harm. When set, these individual objectives were determined to be challenging to achieve and set to focus executive attention on key accomplishments that will enhance the long-term value of the Company. The individual objectives were met by each of our executive officers. Our annual corporate financial targets were tied to achieving positive EBITDA for the fiscal year of approximately $800,000. While we did achieve substantial improvement in EBITDA as compared to fiscal 2006, we did not reach the target threshold and the incentive compensation tied to this annual financial target was not paid. Accordingly, because individual objectives were met but the corporate financial targets were not, approximately fifty percent (50%) of the potential bonus incentives were paid out to our executive officers. The aggregate bonus incentives paid to our named executive officers are set forth in the "Bonus" column of the Summary Compensation Table below.

  Long-Term Equity Compensation

        The Compensation Committee believes that long-term stock compensation is a valuable employee retention tool, encourages participants to focus on our long-term performance and provides an opportunity for executive officers and key employees to increase their stake in DynTek through option grants. Accordingly, we have the ability to issue options and grant restricted stock according to two (2) separate equity incentive plans: our 2005 Omnibus Incentive Compensation Plan and our 2006 Nonqualified Stock Option Plan. Through our stock compensation programs, we aim to align our executive officer's interests with those of our stockholders by enhancing the link between creation of stockholder value and long-term executive incentive compensation.

        Historically, employees at all levels have been awarded non-qualified stock options. All awards of stock options are made at or above the market price of the underlying stock at the time of the award. Restricted stock based on performance goals may be awarded, although have not been awarded to executive officers recently. The authority to make grants of equity incentive awards rests with the Compensation Committee, subject to ratification by the full Board of Directors.

        In fiscal 2007, we awarded 4,000,000 stock options to our named executive officers, as further described in the Grants of Plan-Based Awards table. We also awarded a total of 7,925,000 stock options to other employees in fiscal 2007. The number of stock options granted to an executive officer is based upon the executive officer's position and level of responsibility. We do not issue discounted stock options or permit the repricing of previously issued options. Stock options have a ten (10) year term and generally vest ratably over either a three-year or four-year period. We utilize the Black-Scholes option pricing model for valuing stock option awards.

        In fiscal 2007, we did not award any shares of restricted common stock to the named executive officers. However, we did award 1,176,471 shares of restricted stock to employees other than our named executive officers in fiscal 2007. As with stock options, the number of shares of restricted stock that may be awarded to a named executive officer in the future, if any, will be based upon the executive's position and level of responsibility.

  Non-Qualified Deferred Compensation

        We do not currently sponsor any Non-Qualified Deferred Compensation plans on behalf of our named executive officers or other management personnel. We do not have any current plans to implement such a program.

  Pension Benefits

        We do not currently sponsor any pension plans for the benefit of our named executive officers or other members of management. We do not have any current plans to implement such a program.

  Perquisites and Other Benefits

        We provide our executive officers with various health and welfare programs and other employee benefits which are generally available on the same cost-sharing basis to all of our employees. However, in keeping with our policy of controlling costs in connection with our restructuring plan, we do not provide any significant perquisites or other benefits to our executive officers.

Employment Agreements

        We do not have employment agreements with any of our named executive officers with the exception of our Chief Executive Officer.

        On July 13, 2005, our Board of Directors approved an Employment Agreement with Casper Zublin, Jr. in connection with his appointment as our Chief Executive Officer (the "Initial Employment Agreement"). The Initial Employment Agreement had an initial term of one (1) year and was automatically renewable for successive additional 1-year periods. Pursuant to the Initial Employment Agreement, Mr. Zublin was entitled to receive a base salary of $250,000, an annual bonus based upon the achievement of criteria established by the Compensation Committee, an option to purchase 1,000,000 shares of our common stock at $0.30 per share, which was subsequently voluntarily cancelled by Mr. Zublin, and participation in all of our employee benefit plans.

        On June 16, 2006, our Board of Directors approved a First Amendment to the Initial Employment Agreement (the "Amendment" and together with the Initial Employment Agreement, the "Employment Agreement"). The Employment Agreement has an initial term of two (2) years, which is automatically renewable for successive additional one (1) year periods. Under the Employment Agreement, Mr. Zublin is entitled to receive a base salary of $225,000 and an option to purchase 3,500,000 shares of our common stock, which was equal to approximately three percent (3.0%) of our outstanding shares of common stock on a fully diluted basis as of the date of grant. The option vests in monthly installments over a period of twelve (12) months following the grant date. In addition, Mr. Zublin shall continue to be entitled to participate in all of our employee benefit plans.

        The severance and change of control provisions set forth in the Employment Agreement are summarized below under "Potential Payments upon Termination of Employment or Change-in-Control."

Tax and Accounting Implications

        The Compensation Committee is also responsible for considering the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to its executive officers. We believe that the compensation paid under the management incentive programs is fully deductible for federal income tax purposes. In certain situations, the Committee may approve compensation that will not meet the requirements for deductibility in order to ensure competitive levels of compensation for its executives and to meet our obligations under the terms of various incentive programs. However, this issue has not come before the Committee recently, and it is not expected to for the foreseeable future, for the reasons noted under Base Salary above.

Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee consists of Messrs. Howe and Gullard. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Report of the Compensation Committee on Executive Compensation

        The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee:

Alan B. Howe (Chairman)
J. Michael Gullard

        The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Annual Report and irrespective of any general incorporation language in such filing, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation Table

        The following table summarizes aggregate amounts of compensation paid or accrued by DynTek for the fiscal year ended June 30, 2007 for services rendered by our named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Bonus ($)(1)(d)	Stock Awards ($)(2)(e)	Option Awards ($)(3)(f)	Non-Equity Incentive Plan Compensation ($)(4)(g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)(h)	All Other Compensation ($)(i)	Total ($)(j)
Casper W. Zublin, Jr. Chief Executive Officer and Director (Principal Executive Officer)	2007	$225,000		$72,500	$0	$383,283	—	—	$0	$680,783
David W. Berry(6) Chief Financial Officer (Principal Financial Officer)	2007	$3,462	(7)	$0	$0	$0	—	—	$0	$3,462
Wade Stevenson Vice President of Mid-West Region and Vice President of Business Development	2007	$160,000		$29,750	$0	$32,852	—	—	$0	$222,602
Mark Ashdown(8) Chief Financial Officer	2007	$150,000		$15,000	$0	$21,900	—	—	$0	$186,900

(1)
These amounts represent discretionary bonuses that were earned and paid in fiscal 2007.

(2)
We did not issue any restricted stock awards to any of the named executive officers in fiscal 2007.

(3)
The values in this column reflect the dollar amounts recognized for financial statement reporting purposes for each of our named executive officers for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), and thus include amounts from awards granted in 2007 and prior years. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in footnote 15 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K filed with the SEC on October 12, 2007.

(4)
We do not currently sponsor any formal non-equity incentive based compensation plans on behalf of our named executive officers or other management personnel. All non-equity incentive based bonuses are paid as discretionary bonuses under column (d).

(5)
We do not currently sponsor any pension plans on behalf of our named executive officers or other management personnel. In addition, none of our named executive officers have any above-market earnings on non-qualified deferred compensation to report for fiscal 2007.

(6)
Mr. Berry was appointed our Chief Financial Officer effective as of June 25, 2007. Mr. Berry's salary is $180,000 per year and he will be entitled to receive a cash bonus of up to $60,000 for the first year of his employment based upon the achievement of certain quarterly and annual performance criteria as established by our Chief Executive Officer and Compensation Committee. Mr. Berry will also be entitled to receive options to purchase shares of our common stock pursuant to our stock incentive plan.

(7)
This amount represents the salary earned by Mr. Berry from June 25, 2007 until June 30, 2007, the last day of our fiscal year, and is based on an annual salary of $180,000 per year.

(8)
Mr. Ashdown resigned as our Chief Financial Officer effective as of June 25, 2007.

Grants of Plan-Based Awards in 2007 Fiscal Year

        The following table summarizes grants of awards pursuant to plans made to named executive officers during the fiscal year ended June 30, 2007.

						All Other Option Awards: Number of Securities Underlying Options (#)(3)(j)
		Estimated Future Payouts Under Non-Equity/Equity Incentive Plan Awards(1)					Exercise or Base Price of Option Awards ($/Sh)(4)(k)
					All Other Stock Awards: Number of Shares of Stock or Units (#)(2)(i)			Full Fair Value of Equity Award ($)(5)
Name (a)	Grant Date (b)	Threshold ($)(c)(f)	Target ($)(d)(g)	Maximum ($)(e)(h)
Casper W. Zublin, Jr.	12/14/2006	—	—	—	—	3,500,000(6)	$0.155	$383,283
David W. Berry	—	—	—	—	—	—	—	—
Wade Stevenson	12/14/2006	—	—	—	—	300,000(6)	$0.155	$32,852
Mark E. Ashdown	12/14/2006	—	—	—	—	200,000(6)(7)	$0.155	$21,900

(1)
We do not sponsor any formal non-equity incentive based compensation plans on behalf of our named executive officers or other management personnel. All non-equity incentive based bonuses are paid as discretionary bonuses. In addition, we do not sponsor any equity incentive based compensation plans on behalf of our named executive officers or other management personnel.

(2)
We did not issue any restricted stock awards to any of the named executive officers in fiscal 2007.

(3)
This column shows the number of stock options granted to each of our named executive officers in fiscal 2007.

(4)
This column shows the exercise price for the stock options granted in column (j), which is equal to the closing price of our common stock on the Grant Date.

(5)
This column shows the Grant Date fair value we would expense in its financial statements over the vesting period per FAS 123(R) removing the service-based vesting forfeiture assumption. The fair value of the stock options disclosed herein is calculated using a Black-Scholes valuation methodology according to FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote 15 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K filed with the SEC on October 12, 2007.

(6)
These options vest in three (3) equal annual installments on each anniversary of the Grant Date.

(7)
Each of these options terminated without vesting effective as of the date that Mr. Ashdown resigned as our Chief Executive Officer, which was June 25, 2007.

Outstanding Equity Awards at Fiscal Year End Table

        The following table summarizes the outstanding equity awards held by our named executive officers as of June 30, 2007.

	Option Awards								Stock Awards
Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)							Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised- Options (#)
Market Value of Shares or Units of Stock That Have Not Vested ($)
Number of Shares or Units of Stock That Have Not Vested (#)
Option Exercise Price ($)
Name								Option Expiration Date(2)
	Exercisable	Unexercisable
Casper W. Zublin, Jr.	—	3,500,000(3)		—		$0.155	(1)	12/14/2016	—	—	—	—
David W. Berry	—	—		—		—		—	—	—	—	—
Wade Stevenson	— 15,000(4) 1,837 1,225	300,000 — —	(3)	— — — —	$ $ $ $	0.155 5.80 9.04 3.84	(1)	12/14/2016 11/09/2014 11/9/2008 7/24/2010	— — —	— — —	— — —	— — —
Mark E. Ashdown(5)	—	—		—		—		—	—	—	—	—

(1)
The exercise price for these options is equal to the closing price of our common stock on the date of grant, which was December 14, 2006.

(2)
The expiration of all option awards is ten (10) years from the date of grant.

(3)
Each of these options vest in three (3) equal annual installments on each anniversary of the date of grant.

(4)
These options became fully vested on July 1, 2005.

(5)
Each of the options that were granted to Mr. Ashdown in fiscal 2007 were terminated without vesting effective as of the date that Mr. Ashdown resigned as our Chief Executive Officer, which was June 25, 2007.

Option Exercised and Stock Vested Table

        The following table sets forth the options exercised by, and stock awards vested on behalf of, our executive officers during the fiscal year ended June 30, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)
Casper W. Zublin, Jr.	—	—	—	—
David W. Berry	—	—	—	—
Wade Stevenson	—	—	—	—
Mark E. Ashdown	—	—	—	—

(1)
None of our named executive officers acquired any of our shares upon the exercise of outstanding option awards.

(2)
None of our named executive officers acquired any of our shares upon the vesting of outstanding stock awards.

Potential Payments upon Termination of Employment or Change-in-Control

Casper W. Zublin, Jr.

        In the event that Mr. Zublin's Employment Agreement is terminated without cause, he will be entitled to receive his base salary and medical and insurance benefits for 12 months, and all options granted to him would vest and become immediately exercisable. Mr. Zublin's current annual base salary is $225,000 and he owns 3,500,000 unvested options to purchase our common stock.

        If Mr. Zublin's employment is terminated by DynTek within three (3) months before or after a change in control transaction, or if he resigns as the result of a material reduction in his duties or constructive termination following a change in control, Mr. Zublin will be entitled to receive his base salary, plus annual bonus, and medical and other insurance benefits for a period of twenty-four (24) months and all options granted to Mr. Zublin shall vest and become immediately exercisable. Furthermore, pursuant to the terms of the Amendment, upon the occurrence of a change in control transaction, Mr. Zublin shall be entitled to receive a cash payment equal to the value of the aggregate exercise price of all unexercised options that were granted pursuant to the Amendment.

David W. Berry

        Pursuant to the terms of his offer letter, dated June 25, 2007, Mr. Berry is entitled to six (6) months' salary in the event that he is terminated for any reason other than cause. Mr. Berry's current annual base salary is $180,000.

Mark E. Ashdown

        Mr. Ashdown resigned from his position as Chief Financial Officer effective as of June 25, 2007. Pursuant to the terms of his termination arrangement, Mr. Ashdown received continuing salary payments through September 30, 2007, and we agreed to reimburse him for COBRA payments through the same date. All of Mr. Ashdown's outstanding stock options terminated immediately upon his resignation without vesting.

Director Compensation

        We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider the demands that have been placed and will continue to be placed on the directors, the relatively small number of current directors and the skill-level required by our directors. In addition, as with our executive officers, compensation decisions for directors are made in the context of our focus on controlling costs and returning DynTek to profitability.

        Based on these compensation principles, on June 13, 2006, our Board of Directors approved significant revisions to the amount and elements of compensation that we pay to our non-employee directors. Accordingly, effective as of July 1, 2007, each of our non-employee directors receive an annual retainer of $20,000 paid in cash plus an annual common stock grant for the number of shares equal to $20,000 divided by the then-current market price of our common stock. On the date of grant, the price of our common stock was $0.17, which resulted in an issuance of 117,647 shares to each of our non-employee directors. Our Chairman, Mr. Gullard, is entitled to receive an additional annual cash retainer of $65,000 due to the requirement to devote a significant amount of time to fulfilling his obligations to DynTek. Other than reimbursement for reasonable expenses and as otherwise set forth above, no additional fees are paid to our non-employee directors.

        In addition to the cash and stock retainers, effective as of July 1, 2007, each of our non-employee directors received an option grant to purchase 1,000,000 shares of our common stock. Mr. Gullard received an additional option to purchase 100,000 shares of our common stock to compensate him for his role as our Chairman. The exercise price of each of the options granted to our non-employee directors was equal to the fair market value of our common stock on the date of grant.

        Our Board of Directors has determined that it is appropriate to reevaluate director compensation decisions every six (6) months to ensure that it is commensurate with the required level of director activity, the number of non-employee directors sitting on our Board of Directors, and such other factors as the Board of Director's deems relevant at the time.

Director Compensation Paid for the 2007 Fiscal Year

        Our directors received the following compensation in fiscal 2007 for the service on the Board of Directors and its Committees:

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)	Option Awards ($)(2)(d)	Non-Equity Incentive Plan Compensation ($)(3)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)(f)	All Other Compensation ($)(g)	Total ($)(h)
Casper W. Zublin, Jr.(1) Director and Chief Executive Officer	—	—	—	—	—	—	—
J. Michael Gullard Chairman of the Board	$85,000	$20,000	$150,700	—	—	—	$255,700
Alan B. Howe Director	$20,000	$20,000	$137,000	—	—	—	$177,000

(1)
Casper W. Zublin, Jr., our Chief Executive Officer, is our only employee director and does not receive any additional compensation for his services as a director. The compensation received by Mr. Zublin as our Chief Executive Officer is shown in the Summary Compensation Table of this Annual Report.

(2)
The values in this column reflect the dollar amounts recognized for financial statement reporting purposes for each of our non-employee directors for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), and thus include amounts from awards granted in 2007 and prior years. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in footnote 15 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K filed with the SEC on October 12, 2007. Other than the options represented in this column, our non-employee directors do not own any options to purchase shares of our common stock.

(3)
We do not currently sponsor any formal non-equity incentive based compensation plans on behalf of our directors or management personnel.

(4)
We do not currently sponsor any pension plans on behalf of our directors or management personnel.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of our common stock as of September 30, 2007, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the named executive officers named in the Summary Compensation Table, and (iv) all of our directors and named executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Approximate Percent Owned(2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
J. Michael Gullard(3)	1,297,647	2.2%
Wade Stevenson(4)	118,062	*
Alan B. Howe(5)	1,117,647	1.9%
Casper Zublin, Jr.(6)	4,739,112	8.1%
David W. Berry	—	—
Mark E. Ashdown(7)	—	—
All Executive Officers and Directors as a group (6 persons)(8)	7,272,468	12.0%
5% STOCKHOLDERS
Lloyd I. Miller III(9) 4650 Gordon Drive Naples, FL 33940	115,863,265	69.4%
Bryant R. Riley(10) 11100 Santa Monica Blvd., Suite 800 Los Angeles, CA 90025	14,633,927	22.1%
Glen Ackerman 17 Cervantes Newport Beach, CA 92660	4,469,694	7.7%

*
Less than 1%

(1)
Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o DynTek, Inc., 19700 Fairchild Road, Suite 230, Irvine, California 92612.

(2)
This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 58,234,989 shares of common stock outstanding as of September 30, 2007. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of September 30, 2007 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)
Includes 10,000 shares of common stock issuable upon the exercise of an option at $2.50 per share and 1,100,000 shares of common stock issuable upon the exercise of options at $0.17 per share.

(4)
Comprised of 118,062 shares of common stock issuable upon the exercise of options at exercise prices between $0.16 and $9.04 per share.

(5)
Includes 1,000,000 shares of common stock issuable upon the exercise of an option at $0.17 per share. Mr. Howe is designated to our Board of Directors by Mr. Miller pursuant to his contractual right.

(6)
Consists of (i) 169,418 shares acquired in connection with the sale of ITI to DynTek; (ii) 100,000 shares of common stock issuable upon exercises of options at $3.00 per share; and (iii) 4,469,694 shares acquired by The C.W. Zublin, Jr. Trust pursuant to that certain Conversion and Settlement Agreement dated March 8, 2006. Mr. Zublin, Jr. may be deemed to have shared voting and dispositive power for all such shares held of record by The C.W. Zublin, Jr. Trust.

(7)
Mr. Ashdown is no longer employed by us.

(8)
Includes 2,328,062 shares subject to options exercisable within 60 days after September 30, 2007.

(9)
Based on a Schedule 13D/A filed with the SEC on October 2, 2007. Comprised of (i) 78,576,665 shares beneficially owned of record by Lloyd I. Miller Trust A-4 (which total includes a warrant to purchase 48,077 shares, and 78,113,617 shares that could have been acquired upon the conversion of the Junior Secured Convertible Promissory Notes at a current conversion rate of $0.175 if the conversion had occurred on September 30, 2007); (ii) 298,104 shares beneficially owned of record by Milfam II L.P. (which total includes a warrant to purchase 48,077 shares); and (iii) 36,988,496 shares beneficially owned of record by Mr. Miller directly (which total includes (A) a warrant to purchase 50,000 shares, (B) a warrant to purchase 15.81% of the total number of shares outstanding on the date of exercise calculated on a fully-diluted basis, which would have equaled 30,415,209 shares if such warrant were exercised as of September 30, 2007, and (C) 6,523,287 shares of common stock issued pursuant to the terms of that certain Conversion and Settlement Agreement dated March 8, 2006 converting a promissory note at a conversion rate of $0.20). Mr. Miller may be deemed to have shared voting and dispositive power for all such shares held of record by Lloyd I. Miller Trust A-4. Mr. Miller may be deemed to have sole voting power for all such shares held of record by Milfam II L.P.

(10)
Comprised of (i) 144,240 shares owned by Riley Investment Partners Master Fund, L.P. (formerly SACC Partners LP); (ii) 48,076 shares owned by B. Riley & Co., Inc.; (iii) a warrant to purchase 50,000 shares issuable upon the exercise of a warrant held by Riley Investment Partners Master Fund, L.P.; (iv) a warrant held by Riley Investment Partners Master Fund, L.P. to purchase 4.09% of the total number of shares outstanding on the date of exercise (calculated on a fully-diluted basis), which would equal 7,868,324 shares if such warrant were exercised as of September 30, 2007; and (v) 6,523,287 shares of common stock issued pursuant to the terms of that certain Conversion and Settlement Agreement dated March 8, 2006 converting a promissory note at a conversion rate of $0.20. Mr. Riley has sole power to vote and dispose or direct the disposition of all shares held of record by Riley Investment Partners Master Fund, L.P. and B. Riley & Co., Inc.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

  September 2006 Note Issuance

        On March 8, 2006, we entered into a note purchase agreement with SACC Partners, L.P. and Lloyd I. Miller, III (the "Senior Lenders"), pursuant to which we issued senior secured notes in the aggregate principal amount of $6.7 million and a junior secured convertible note to Trust A-4—Lloyd Miller (the "Junior Lender"), in the aggregate principal amount of $3.0 million. As of September 30, 2007, SACC Partners, L.P. and Lloyd I. Miller, III beneficially owned approximately 22.1% and 69.4%, respectively, of the shares of our common stock.

        On June 15, 2006, we entered into a first amendment to the note purchase agreement with the Senior Lenders and Junior Lender pursuant to which we issued an additional junior secured convertible note to the Junior Lender in the aggregate principal amount of $1.0 million on substantially the same terms set forth in the first junior note.

        On September 26, 2006, we entered into a second amendment to the note purchase agreement with the Senior Lenders and the Junior Lender pursuant to which we issued an additional junior secured convertible note to the Junior Lender in the aggregate principal amount of $3.0 million on substantially the same terms set forth in the first and second junior notes. Thus, the interest rate for the additional junior note is 10% per annum if paid in cash, or 14% per annum if paid in kind, which is at our election until June 30, 2009. Principal will be payable at the maturity date of March 1, 2011 and interest is payable quarterly in arrears beginning September 30, 2006, unless we choose the payment in kind option, in which case interest will be added to the principal amount of the note during the period that we continue such election.

        The note may be converted into common stock at any time at the election of the holder and was initially convertible at a conversion price of $0.20 per share. As a result of certain anti-dilution adjustments, the note is currently convertible at a conversion price of $0.175 per share of common stock, subject to certain adjustments set forth therein. We granted to the Junior Lender piggyback registration rights with respect to the shares into which the note may be converted. Such piggyback registration rights expired on June 30, 2006. At any time after June 30, 2006, the Junior Lender shall have the right, subject to certain exceptions as provided in the note purchase agreement, to request that we effect a registration covering the resale of any registrable securities that have not been previously registered pursuant to a piggyback registration.

        The proceeds from the issuance of the note will be used to finance current operations, fund potential acquisitions and for general corporate purposes.

        Payment of all principal and interest under the note, as well as performance thereunder of our obligations and those of DynTek Services, Inc., our wholly-owned subsidiary, are secured by a perfected security interest under a security and pledge agreement, as amended, which grants to the Junior Lender a lien against substantially all of our assets, which lien is subordinated to the perfected security interest held by certain other lenders as described therein.

        As of September 30, 2007, we had not repaid any of the principal amount of the note, and we had paid all quarterly interest then accrued in kind. Therefore, as of September 30, 2007, the aggregate principal amount outstanding under the note, including interest paid in kind at our election, was approximately $3,447,850.

  April 2007 Note Issuance

        On April 13, 2007, we entered into a junior secured convertible note purchase agreement with the Junior Lender, pursuant to which we issued the Junior Lender a junior secured convertible promissory note in the aggregate principal amount of $5.0 million.

        The interest rate for the note is 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at our election for the first three years. Principal will be payable at the maturity date of April 13, 2012, and interest is payable quarterly in arrears beginning June, 30, 2007, unless we choose our payment in kind option, in which case interest will be added to the principal amount of the note during the period that we continue such election. The note may be converted into our common stock at any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments set forth therein. Proceeds from the issuance of the note will be used to finance current operations, fund potential acquisitions and for general corporate purposes.

        At any time until the note has been repaid in full, we may, at our sole option, redeem a portion of the outstanding principal amount of the note, from time to time, or the entire outstanding principal amount of the note, plus any and all accrued but unpaid interest on such principal amount, through the date of repayment, the redemption amount, by paying to the holder of the note: (i) 113% of the redemption amount if the date of repayment occurs at any time prior to or on April 13, 2008; (ii) 109.75% of the redemption amount if the date of repayment occurs any time after April 13, 2008 but prior to or on April 13, 2009; (iii) 106.50% of the redemption amount if the date of repayment occurs any time after April 13, 2009 but prior to or on April 13, 2010; (iv) 103.25% of the redemption amount if the date of repayment occurs any time after April 13, 2010 but prior to or on April 13, 2011; and (iv) 100.00% of the redemption amount if the date of repayment occurs any time after April 13, 2011 but prior to or on April 13, 2012.

        With respect to all or any part of the shares of common stock issuable by us upon the conversion of the note, we granted to the Junior Lender piggyback registration rights in the event that we decide to register any of our securities for our own account or for the account of others, subject to certain exceptions as provided in the note purchase agreement. Such piggyback registration rights expire on April 13, 2012. If, on or after April 13, 2008, the underlying note shares have not be registered by us pursuant to a piggyback registration, the Junior Lender shall have the right, subject to certain exceptions as provided in the note purchase agreement, to request that we effect a registration covering the resale of any registrable securities that have not been previously registered pursuant to a piggyback registration.

        Payment of all principal and interest under the note, as well as performance thereunder of our obligations and those of DynTek Services, Inc., our wholly-owned subsidiary, are secured by a perfected security interest under a security and pledge agreement which grants to the Junior Lender a lien against substantially all of our assets, which lien is subordinated to the perfected security interest held by certain other lenders as described therein.

        As of September 30, 2007, we had not repaid any of the principal amount of the note, and we had paid all quarterly interest then accrued in kind. Therefore, as of September 30, 2007, the aggregate principal amount outstanding under the note, including interest paid in kind at our election, was approximately $5,307,291.

  Review, Approval or Ratification of Transactions with Related Persons

        All related party transactions are to be reviewed and pre-approved by our audit committee. A "related party transaction" is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons deemed to beneficially own over five percent of our common stock. In determining whether to approve a related party transaction, the audit committee generally evaluates the transaction in terms of: (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The audit committee documents its findings and conclusions in written minutes. In the event a transaction relates to a member of our audit committee, that member will not participate in the deliberations.

        Each of the debt financing transactions described above were reviewed and pre-approved by our audit committee in accordance with the foregoing described policy.

Director Independence

        Our Board of Directors is comprised of a majority of independent directors. The Board of Directors has determined that each of Messrs. Gullard and Howe are independent directors, as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Although we are not currently subject to the Nasdaq listing standards, the Board applies such standards with respect to the structure of the Board and its committees, provided that our Audit Committee is comprised of only two members, both of whom are independent, and provided further that we do not have a standing nominating committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Marcum & Kliegman LLP has audited our financial statements annually since May 2003. The following is a summary of the fees billed to the Company by Marcum & Kliegman LLP for professional services rendered for the fiscal years ended June 30, 2007 and June 30, 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$316,000	$252,000
Audit Related Fees	18,000	181,000
Tax Fees	34,000	39,000
All Other Fees	0	0

Total Fees	$368,000	$472,000

        Audit Fees.    Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2007 and 2006, respectively, and for the reviews of the Company's financial statements included in its Quarterly Reports on Form 10-Q for the fiscal years ended June 30, 2007 and 2006, respectively.

        Audit-Related Fees.    Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards.

        Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance related to state tax incentives.

        All Other Fees.    We were not billed fees for other professional services in fiscal 2007 or fiscal 2006.

        The Audit Committee of the Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by our accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that our management believes that a new service or the expansion of a current service provided by the our accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to our engagement of the accountants to render such services. No non-audit services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during the fiscal year ended June 30, 2007. The Audit Committee approved 100% of the services provided by Marcum & Kliegman LLP described above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (3)
  Exhibits

          See Exhibit Index

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 29, 2007

DYNTEK, INC.
BY:	/s/ CASPER W. ZUBLIN, JR. Casper W. Zublin, Jr., Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART III
COMPENSATION DISCUSSION & ANALYSIS
Summary Compensation Table
Grants of Plan-Based Awards in 2007 Fiscal Year
Outstanding Equity Awards at Fiscal Year End Table
Option Exercised and Stock Vested Table
Director Compensation Paid for the 2007 Fiscal Year
PART IV
SIGNATURES
EXHIBIT INDEX