Form 10-Q
period 2007-09-30
DYNTEK INC
filed 2007-11-19
CIK 879465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11568

DYNTEK, INC.

(Exact Name of Registrant as Specified in its Charter).

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

As of November 14, 2007, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 58,234,989.

DYNTEK, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – as of September 30, 2007 (unaudited) and June 30, 2007

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) - For the Three Months Ended September 30, 2007 and September 30, 2006

Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three Months Ended September 30, 2007 and September 30, 2006

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
Item 6. Exhibits

SIGNATURE

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$838	$1,922
Cash – Restricted	431	519
Accounts receivable, net	5,499	3,554
Due from NETF	2,811	4,034
Inventory	289	289
Prepaid expenses and other current assets	380	197
Other receivables	83	20
TOTAL CURRENT ASSETS	10,331	10,535

RESTRICTED CASH – non current portion	11	72
PROPERTY AND EQUIPMENT, net	596	662
GOODWILL	19,247	19,201
ACQUIRED CUSTOMER LISTS, net	2,184	2,487
DEFERRED FINANCING COSTS, net	278	307
DEPOSITS AND OTHER ASSETS	793	704
TOTAL ASSETS	$33,440	$33,968
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Cash overdraft	$426	$433
Accounts payable	3,666	2,038
Accrued expenses	2,079	2,383
Deferred revenue	1,331	1,289
Liabilities of discontinued operations	258	258
TOTAL CURRENT LIABILITIES	7,760	6,401

DEFERRED REVENUE – non current portion	11	46
DEFERRED INCOME TAXES	275	275
NOTES PAYABLE – (net of discounts of $6,690 and $7,315 as of September 30, 2007 and June 30, 2007, respectively	14,919	13,626
TOTAL LIABILITIES	22,965	20,348

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2007 and June 30, 2007, respectively	—	—
Common stock, $.0001 par value, 450,000,000 shares authorized; 58,234,989 shares issued and outstanding as of September 30, 2007 and June 30, 2007, respectively	6	6
Additional paid-in capital	150,693	150,571
Accumulated other comprehensive income (loss)	(3)	67
Accumulated deficit	(140,221)	(137,024)
TOTAL STOCKHOLDERS’ EQUITY	10,475	13,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,440	$33,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,
	2007	2006
REVENUES
Product Revenues	$22,040	$16,783
Service Revenues	8,042	4,994
TOTAL REVENUES	30,082	21,777

COST OF REVENUES
Cost of Products	19,095	14,595
Cost of Services	6,059	3,566
TOTAL COST OF REVENUES	25,154	18,161

GROSS PROFIT	4,928	3,616

OPERATING EXPENSES:
Selling	3,770	2,593
General and administrative	1,662	1,343
Depreciation and amortization	669	693
TOTAL OPERATING EXPENSES	6,101	4,629

LOSS FROM OPERATIONS	(1,173)	(1,013)

OTHER INCOME (EXPENSE)
Interest expense	(2,014)	(1,554)
Interest income	6	19
Other expense	1	2
TOTAL OTHER EXPENSE	(2,007)	(1,533)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,180)	(2,546)
INCOME TAXES	16	38

NET LOSS	$(3,196)	$(2,584)

NET LOSS PER SHARE – basic and diluted	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	58,234,989	56,592,351

NET LOSS	$(3,196)	$(2,584)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES Foreign currency translation gain (loss)	(64)	12

COMPREHENSIVE LOSS	$(3,260)	$(2,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,196)	$(2,584)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	669	693
Non-cash interest	1,377	1,150
Stock-based compensation	66	528
Changes in operating assets and liabilities:
Accounts receivable	(1,945)	(645)
Due from NETF	1,223	280
Inventory	—	150
Prepaid expenses and other current assets	(183)	(101)
Other receivables	(63)	7
Deposits and other assets	(89)	31
Accounts payable	1,628	742
Deferred revenue	7	(208)
Accrued expenses	(303)	(351)
Restricted cash	149	125
Total adjustments	2,536	2,413
NET CASH USED IN OPERATING ACTIVITIES	(660)	(171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(212)	(100)
Capital expenditures	(33)	(80)
NET CASH USED IN INVESTING ACTIVITIES	(245)	(180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(7)	53
Proceeds from debt financing	—	3,000
Deferred financing costs	(29)	(26)
Exercise of options and warrants	—	1
Shares repurchased and held in Treasury	—	(108)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(36)	2,920

Effect of Exchange Rate on Cash and Cash Equivalents	(143)	12

NET INCREASE (DECREASE) IN CASH	(1,084)	2,569

CASH AT BEGINNING OF PERIOD	1,922	546

CASH AT END OF PERIOD	$838	$3,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$637	$140
Cash paid for taxes	$99	$—

Acquisition of Coast Business Group, LLC in July 2007:
Intangible assets – customer list	$227	$—
Accrued expenses (contract obligation)	(15)
Cash paid to acquire business	$212	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNTEK, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of DynTek, Inc. and its subsidiaries (“DynTek”, “Company”, or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K, as amended, for the year ended June 30, 2007.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, consist of normal recurring items that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

2. LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $3,196,000 for the three months ended September 30, 2007, which includes $2,112,000 of non-cash charges resulting from $669,000 of depreciation and amortization; $66,000 in non-cash stock based compensation expense; and $1,377,000 in non-cash interest charges. At September 30, 2007, the Company had working capital of approximately $2,571,000.

The Company believes that its strategy of streamlining the business around its core competency of providing IT solutions is enabling it to operate under a more efficient cost structure than it had in the past. The Company is also not required to make principal payments under any of its note obligations until June 2009 and its accounts receivable and product financing arrangement with New England Technology Finance, LLC (“NETF”) is providing it with timely working capital resources.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan, which could include further cost cutting initiatives and possible divestitures of assets, if considered necessary. Although the Company believes that it has sufficient liquidity to sustain the business through October 1, 2008, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

3. SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

B.   Foreign Currency Translation—The unaudited interim condensed consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard(“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). The functional currency of DynTek Canada, Inc., the Company’s Canadian Subsidiary is the Canadian dollar. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income.

C. Revenue Recognition—The Company applies the revenue recognition principles set forth under AICPA Statement of Position 97-2 (“SOP 97-2”) and Securities and Exchange Commission’s Staff Accounting Bulletin 104  (“SAB 104”) with respect to all of its revenue. Accordingly, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable.

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

For product sales, the Company applies the factors discussed in Emerging Issues Task Force Issue 99-19 (“EITF 99-19”) in determining whether to recognize product revenues on a gross or net basis.

In a substantial majority of transactions, the Company (i) acts as principal; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, the Company recognizes revenues based on the gross amounts billed to customers. In certain circumstances, based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it was acting as an agent, and therefore recognizes revenues on a net basis. For the three months ended September 30, 2007 and 2006, revenues recognized on a net basis totaled approximately $365,000 and $215,000, respectively.

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

For certain engagements, the Company enters into fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client. For its seat management services, the Company enters into unit-price contracts (e.g., price per user for seat management), and recognizes revenue based on number of units multiplied by the agreed-upon contract unit price per month.

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

The Company sells its eligible accounts receivable to NETF under each of an Asset Purchase and Liability Assumption Agreement and an Asset Purchase Agreement that it entered into with NETF during August 2005. The Company retains certain servicing rights under a related Master Servicing Agreement that provides for the Company to manage collections and other ongoing interactions with customers for certain contractual fees. These agreements are more fully described in Note 7.

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

E. Net Loss Per Share—The Company computes net loss per share in accordance with SFAS No. 128. “Earnings per Share.” Accordingly, the Company computed its net loss per share by dividing its net loss for each of the periods presented by the weighted average number of common shares outstanding for the period. The computation of net loss per share excluded the effect of potentially dilutive securities that would be issuable upon the exercise of convertible debt, stock options and common stock purchase warrants. As of September 30, 2007, the Company excluded 44,503,134 shares issuable upon the exercise of outstanding warrants, 10,976,605 shares issuable upon the exercise of outstanding options and 78,113,616 shares issuable upon the conversion of convertible debt from the computation of basic and diluted loss per share since their effect would be antidilutive.

F. Estimates—The Company’s unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies, including revenue recognition, impairment of goodwill, and accounting for discontinued operations. Actual results with respect to estimates could differ from the outcome of one or more confirming events in future periods. The difference between actual results and management’s estimates could be material.

G. Stock Based Compensation – Effective July 1, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123R (“SFAS 123R”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date using the Black-Scholes option pricing model, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

H. Goodwill and Amortizable Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Sensible Security Solutions, Inc.

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

The Company is obligated to make additional payments of up to $4.7 million over a three-year period based upon the achievement of certain EBITDA performance targets. Such payments are payable quarterly for the first year of the earn-out period and annually for each of the next two years using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash. Earn-out awards are calculated, subject to adjustment, based upon the cumulative effect of achieved EBITDA performance targets during the applicable earn-out period.  Determination and notification of the EBITDA earn-out shall be provided to SSS within 45 days after the end of each earn-out period.  For the period ended September 30, 2007, no earn-out provision was payable.

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

Amortization expense for acquired customer lists for each of the three month periods ended September 30, 2007 and 2006 amounted to approximately $563,000 and $575,000, respectively. The Company evaluated the acquired customer lists for possible impairment, in accordance with SFAS 142. Based on the results of the evaluation, the Company determined that impairment charges were not required for the three month periods ended September 30, 2007 and 2006.

I.             Common Stock Purchase Warrants and other Derivative Financial Instruments—The Company accounts for the issuance of Common Stock purchase warrants and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

J. Convertible Notes - The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19. SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue No. 00-19.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

K.            Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 requires an entity to recognize all or a portion of the financial statement benefit of an uncertain income tax position only if the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the application tax returns. If a tax position meets the threshold, then the entity will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). An entity will not recognize any benefit of an uncertain income tax position that fails to meet the greater than 50% probability threshold.

The Company is subject to the provisions of FIN 48 as of July 1, 2007. The Company completed its initial assessment upon its adoption of FIN 48 and does not believe it has any material uncertain tax positions.

The Company files income tax returns in the United States Federal jurisdiction and in certain state jurisdictions as well as Canada. The Company monitors geographic locations in which it conducts business to determine its appropriate filing requirements. With limited exceptions, the Company is no longer subject to US Federal income tax examinations for fiscal years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2003. Neither the Company nor its subsidiaries is currently under examination by any taxing authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitation prior to June 30, 2008.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. BUSINESS ACQUISITIONS

Coast Business Group

On July 2, 2007, the Company, Dyntek Services, Inc., entered into an Asset Purchase Agreement with Coast Business Group, LLC (“Coast”) and Paul Freeman and Stuart Flamm, principal owners, for all of Coast’s right, title and interest in its assets used in connection with the business. Coast is engaged in the business of providing information technology resources and professional services. In consideration for the purchased assets, the Company paid to Coast $200,000 at closing, $15,000 upon the delivery of a consent to the assignment of a material agreement and incurred approximately $12,000 of direct acquisition costs.

In addition to the payment made at closing, Coast is entitled to receive an additional payment (the “Incentive Payment”) contingent upon the achievement of specified operating targets during the full twelve calendar month period beginning on the first full calendar month following closing, as outlined below:

Operating Income Milestone	Contingent Consideration
$ 200,000 to $349,999	$200,000
$ 350,000 to $499,999	$300,000
$ 500,000 or more	$400,000

The payment of the Incentive Payment is to be made in cash or common stock of the Company, at the Company’s election, provided that at least $133,333 of any such Incentive Payment shall be paid in cash.

As of July 2, 2007, Coast’s results of operations were consolidated with the Company’s results of operations. The increase in the value of intangible assets (customer list) of approximately $227,000 is being amortized over a three year period.

A summary of the business assets acquired (in thousands) is as follows:

Consideration paid:
Cash	$215
Transaction expenses	12
Total consideration	$227
Allocation of Purchase Price:
Value of excess of purchase price plus net liabilities assumed allocated to:
Customer list	$227
Fair value of assets acquired	$227

5. RESTRICTED CASH

Restricted cash includes cash received in connection with maintenance agreements that will become available to the Company as revenue is earned and recognized under the terms of the respective agreements, which are three years. The non-current portion, which amounts to approximately $11,000, is classified as a non-current asset.

6.          NOTES PAYABLE

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

The Company may prepay the Senior Notes at 105% of the aggregate unpaid principal and interest at any time prior to their maturity. The Senior Notes are also subject to mandatory prepayment at 105% of the aggregate unpaid principal and interest in the event of a change in control, as defined. The Company is also required to prepay the Senior Notes upon the occurrence of a substantial asset sale in an amount equal to 50% of the gross proceeds received in such asset sale plus a penalty equal to 2% of the prepayment amount. Pursuant to the terms of the Note Purchase Agreement, substantial asset sales are defined as any single asset sale resulting in gross proceeds of $100,000 or any series of assets sales occurring during a twelve month period resulting in gross cumulative proceeds of $100,000 or more. Change in control events described in the Note Purchase Agreement requires approval by the Board of Directors prior to being submitted to a vote of the Company’s stockholders. Accordingly, the redemption provision is not within the control of the Senior Note holders.

On September 30, 2007, the Company elected to pay contractual interest on the Senior Notes in kind and recorded an aggregate interest charge of $214,000, which increased the principal amount of the Senior Notes to $7,939,000. Contractual interest paid in kind amounted to $192,147 for the three months ended September 30, 2006. In addition, the Senior Notes were fully discounted as of June 30, 2007 as a result of having issued warrants to the investors of the Senior Notes. These Senior Warrants are more fully described below. Amortization of the Note discount amounted to $431,986 and $421,349 for the three months ended September 30, 2007 and 2006, respectively.

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

On September 30, 2007, the Company elected to pay contractual interest on the Junior Notes in kind and recorded an aggregate interest charge of $453,425 for the three months ended September 30, 2007 which was added to the principal amount of the Junior Notes, increasing the convertible shares of the notes by 2,591,000 shares at a conversion price of $0.175 per share. Accordingly, the number of shares issuable to the holders of the Senior Warrants upon their exercise was increased by 566,639 shares, net of the effect of cancelled stock options, to an aggregate of 38,173,841 shares. The fair value of the additional Senior Warrants amounted to $56,392 and is included as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2007. Assumptions relating to the estimated fair value of these warrants, which the Company is accounting for using a Black Scholes calculation, are as follows: risk—free interest rate of 5.25%; expected dividend yield zero percent; expected option life of five years; and current volatility of 170%.

The amortization of the combined $6,700,000 debt discount in connection with the Senior Warrants has accreted to approximately $2,524,000 as of September 30, 2007, for which approximately $432,000 is included as a component of interest expense in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss.

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

The Junior Note is convertible into common stock of the Company at any time at the election of the holder and was convertible at an adjusted conversion price of $0.175 per share of common stock. The adjusted conversion price is subject to further adjustment in the event of stock splits, stock dividends and similar types of recapitalization transactions and also in the event that the Company effectuates subsequent financing transactions at prices more favorable than the conversion price featured in these notes. The Company is restricted from prepaying any or all of the Junior Notes prior to March 1, 2010 without the consent of the holder of the Junior Notes, which consent is at the sole discretion of the note holder.

The notes and related conversion option were accounted for in accordance with the provisions of EITF 98-5 and EITF 00-27. Under this method, the Company recorded a $3,000,000 discount against the entire principal amount of the note. The discount of $3,000,000 is being amortized over the five year term of the note.

On June 15, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $1,000,000 (the “Second Junior Note”) on substantially similar terms set forth in the Junior Note. A portion of the proceeds from the issuance of the Second Junior Note were used to purchase certain assets primarily consisting of a customer list from the Long Island Division of TekConnect Corporation, (“TekConnect”), and the remaining proceeds will be used for general corporate purposes. The Company determined that the Second Junior Note is a convertible debt instrument and is therefore being accounted for in accordance with EITF 98-5 and EITF 00-27. Accordingly, the Company originally recorded a $400,000 discount against the principal amount of the note. The discount of $400,000 was being amortized over the term of the note.

As described below, the Company issued an additional convertible note on April 13, 2007 with a conversion price of $0.175 per share. Accordingly, the Company recorded an additional $200,000 of discounts with respect to the Second Junior Note issued on June 15, 2006.

On September 26, 2006, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) with the Lenders pursuant to which the Company issued an additional Junior Secured Convertible Note to the Junior Lender in the aggregate principal amount of $3,000,000 (the “Third Junior Note”) on substantially similar terms set forth in the Junior Note and the Second Junior Note. A portion of the proceeds from the Third Junior Note were used to purchase substantially all of the assets of SSS, pursuant to an Asset Purchase Agreement dated October 27.

On April 13, 2007, the Company entered into a Junior Secured Convertible Note Purchase Agreement (the “Junior Note Purchase Agreement”) with the Junior Lender pursuant to which the Company issued to the Lender a Junior Secured Convertible Promissory Note (the “Fourth Junior Note”) in the aggregate principal amount of $5,000,000. The Fourth Junior Note bears interest at the rate of 9% per annum if paid in cash, or 13% per annum if paid in kind, which is at the Company’s election for the first three years. All other terms in this note are substantially identical to the terms set forth in the previously issued Junior Notes. Principal will be payable at the maturity date of April 13, 2012, and interest will be payable quarterly in arrears beginning June 30, 2007, unless the Company chooses its payment in kind option, in which case interest will be added to the principal amount of the Fourth Junior Note during the period that the Company continues such election. The Fourth Junior Note may be converted into common stock of the Company at any time at the election of the holder at an initial conversion price of $0.175 per share of common stock, subject to certain adjustments.

Payment of all principal and interest under each of the First, Second, Third and Fourth Junior Note, as well as performance thereunder of the obligations of DynTek Services, Inc., our wholly-owned subsidiary, are secured by a perfected security interest under a security and pledge agreement which grants to the Junior Lender a lien to substantially all assets of the Company, which lien is subordinated to the perfected security interest held by certain other lenders as described therein.

On September 30, 2007, the Company elected to pay contractual interest in kind on all the junior secured convertible promissory notes, and recorded an aggregate interest charge of approximately $453,000 which is included as a component of interest expense in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2007.

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

The combined debt discount pursuant to the Junior Note and Second Junior Note of March 8, 2006 and June 15, 2006, respectively, was $3,600,000. Amortization of the discount has accreted to approximately $1,086,000 as of September 30, 2007 for which approximately $193,000 and $171,000 are included as a component of interest expense in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss, for the three months ended September 30, 2007 and 2006, respectively.

7. DUE FROM NETF

On August 8, 2005, the Company entered into a series of related three-year agreements with NETF providing for NETF to purchase eligible accounts receivable balances and to finance “qualified purchases” (as defined). This facility is comprised of three components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF finances certain of the Company’s qualified product purchases in connection with consummating sales to customers , (2) an Asset Purchase Agreement (the “APA”), and (3) a Master Servicing Agreement (“MSA”).

Qualified product purchases under the APLA are repaid from collections of accounts receivable balances that the Company generates from its sales of such products to customers. NETF remits periodically to the Company an amount equal to the monthly gross profit margin on the product sales less the contractual fees. Under the APA, the Company transfers eligible accounts receivable to NETF in exchange for advances of up to 80% of their gross amount. NETF charges the Company fees (the “Discount Factor”) in an amount equal to the LIBOR rate plus 4% annum on advances made at the time of the transfer. The Company also retains servicing rights under the MSA. Under the terms of the MSA, the Company manages collections and other ongoing interactions with its customers in exchange for fees amounting to approximately 20% of the gross invoice amount. NETF settles fees payable to the Company under this arrangement net of the Discount Factor.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The Company has also indemnified NETF for the risk of loss under any transferred balances except for loss incurred as a result of customer credit risk.

During the three months ended September 30, 2007 and 2006, the Company sold approximately $20,649,000 and $15,361,000, respectively, of its product revenue under the terms of the APLA agreement and approximately $4,923,000 and $4,013,000, respectively, of its service revenue under the terms of the APA agreement. In addition, the Company incurred an aggregate fee of approximately $635,000 and $395,000, respectively, which is included as a component of interest expense in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2007 and 2006.

8. STOCKHOLDERS’ EQUITY

Senior Warrants

As more fully described in Note 6, on March 8, 2006, the Company issued warrants to the investors of the Senior Notes to purchase up to 19.9% of the Company’s fully diluted outstanding common stock at the time of exercise, exercisable at $.001 per share of common stock through December 31, 2016. As described in Note 6, the number of shares issuable upon the exercise of these warrants increases based on all subsequent issuances of common stock or common stock equivalents.

Pending Reverse Stock Split

On October 19, 2007, the Company’s Board of Directors agreed to seek stockholder approval to amend the Company’s Certificate of Incorporation in order to effect up to a 1—for—20 reverse split of the Company’s issued and outstanding common stock.  The Board also agreed to seek stockholder approval to amend the Company’s Certificate of Incorporation to decrease (i) the number of shares of our capital stock that we would have the authority to issue from 460,000,000 shares to as few as 23,000,000 shares, and (ii) the number of shares of our common stock, $0.0001 par value per share, that we would have authority to issue from 450,000,000 shares to as few as 22,500,000 shares, and (iii) the number of shares of our preferred stock, $0.0001 par value per share, that we would have authority to issue from 10,000,000 shares to as few as 500,000 shares, conditioned on the approval and implementation of the proposal noted previously to effect the reverse split of the issued and outstanding common stock.

9. SHARE-BASED PAYMENT ARRANGEMENTS

For the three months ended September 30, 2007, the Company applied SFAS 123(R). Under SFAS 123(R) share based payment awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that is reported as a charge to operations. Accordingly, the Company recognized approximately $66,000 and $288,000 of stock based compensation charges during the three months ended September 30, 2007 and 2006 for the fair value of stock options vested and expected to vest.

A summary of option activity for the three months ended September 30, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	11,286,811.21		4.12	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(310,206)	.23	—	—
Outstanding at September 30, 2007	10,976,605.21		7.94	—
Exercisable at September 30, 2007	4,671,705.21		6.52	—

The weighted-average remaining contractual term of options outstanding gives effect to employee terminations which, under the provisions of the plans, reduces the remaining life of such options to a period of 90 days following the respective dates of such terminations.

The Company did not modify any stock options granted to employees or non-employees under any of its share-based payment arrangements other than accelerating the vesting of options prior to July 1, 2005. In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have optionees exercised any options during the three months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, there was no intrinsic value with respect to options outstanding and options exercisable based on the September 30, 2007 closing price of the Company’s common stock ($0.10 per share).

The weighted-average grant date fair value of options granted during the three months ended September 30, 2007 amounted to $0.112 per share. The weighted-average remaining contractual term of options outstanding gives effect to employee terminations which, under the provisions of the plans reduces the remaining life of such options to a period of 90 days following the respective dates of such terminations.

Unamortized compensation costs amount to approximately $354,000 as of September 30, 2007, which the Company expects to recognize over a weighted average period of 2.0 years.

10. INCOME TAXES

Sensible Security Solutions, Inc.

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

The Company is obligated to make additional payments of up to $4.7 million over a three-year period based upon the achievement of certain EBITDA performance targets. Such payments are payable quarterly for the first year of the earn-out period and annually for each of the next two years using a combination of cash and the Company’s common stock, at the Company’s election, provided that at least half of the payments will be in cash. Earn-out awards are calculated, subject to adjustment, based upon the cumulative effect of achieved EBITDA performance targets during the applicable earn-out period.  Determination and notification of the EBITDA earn-out shall be provided to SSS within 45 days after the end of each earn-out period.  For the period ended September 30, 2007, no earn-out provision was payable.

The Company has approximately $21.5 million of net deferred tax assets, a substantial portion of which includes the tax effects of approximately $36 million of net operating loss carry forwards that will expire at various times through 2027.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

The Company has initiated a study to assess whether a change in control or multiple changes of control have occurred since the Company’s formation. If the Company has experienced a change of control at any time since its formation, utilization of NOL carryforwards would be subject to an annual limitation under Section 382. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Until the study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

Interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of September 30, 2007, the Company had not recorded any tax penalties or interest in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K. as amended, for the year ended June 30, 2007 and the unaudited interim condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms “DynTek”, “we,” “our,” and “us,” refers to either DynTek, Inc. alone, or DynTek, Inc. and its subsidiaries.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performance or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. See below, and a discussion of such risks and factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K, as amended, for the year ended June 30, 2007 as filed with the Securities and Exchange Commission. Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “endeavor,”  “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Readers should carefully review those risks, as well as additional risks described in this report and other documents we file from time to time with the Securities and Exchange Commission. Potential risks and uncertainties include, among other things, such factors as:

•Our ability to reach target markets for services and products and our ability to retain current and attract future customers;

•Our ability to attract and retain professional staff, successfully integrate acquired companies into our operations, and our ability to acquire additional companies, if any;

•Market acceptance, revenues and profitability of our current and future products and services;

•Our ability to finance and sustain operations, including the ability to fund, maintain, replace and/or extend the Senior Notes and/or Junior Notes, when due, respectively, or to replace such instruments with alternative financing;

•Our ability to raise equity capital or debt in the future, despite historical losses from operations;

•General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate, our customers and suppliers;

•The competitive environment in the regions in which we compete, and the cost-effectiveness of our products and services;

•Political and regulatory matters that affect the industries in which we operate;

•Our continued ability to trade on the Over the Counter Bulletin Board; and

•Other risks detailed in our filings with the Securities and Exchange Commission.

We have no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Overview

DynTek, Inc. provides professional information technology (“IT”) services and sales of related products to mid-market commercial businesses, state and local government agencies, and educational institutions. We operate our business primarily through our subsidiary, DynTek Services, Inc. and our Canadian subsidiary DynTek Canada, Inc.

We provide a broad range of multi-disciplinary IT solutions that address the critical business needs of our clients, including IT security, converged networking (including voice-over-internet-protocol, or “VOIP”), application infrastructure, and access infrastructure. Our primary operations are located in four of the top ten largest IT spending states: California, New York, Florida, and Michigan. We deliver complex infrastructure technology solutions through teams of professional consultants in close geographic proximity to our clients. Members of our technical and consulting services team have advanced certifications with leading vendor-manufacturers, including Microsoft, Cisco, McAfee and Citrix. As a professional services firm and value-added reseller of hardware and software from leading manufacturers, we help organizations assess, design, build, implement, manage and support their technology infrastructure.

We believe that our services-led approach, combined with expertise in multi-disciplinary practice areas such as IT security, converged networking, application infrastructure, and access infrastructure, will continue to provide the platform we need to capture an increasing share of our target markets. Our strategy allows our clients to rely on DynTek as their primary IT vendor. Additionally, we believe that our multi-disciplinary capabilities help differentiate us from our competitors in the markets in which we compete.

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

Results of Operations

The following table sets forth the relative percentages that certain income and expense items bear to net sales.

	Three Months Ended Sept. 30,
	2007	2006
Product Revenue	74%	77%
Service Revenue	26%	23%

Cost of Products	63%	67%
Cost of Service	20%	16%

Gross Profit	17%	17%

Selling, General & Administrative Expenses	18%	18%

Loss from Continuing Operations	(11)%	(12)%

Three months ended September 30, 2007 and September 30, 2006

Revenues. For the three months ended September 30, 2007, our revenues increased to approximately $30,082,000 from approximately $21,777,000 for the three months ended September 30, 2006. This $8,305,000, or 38% increase, is principally attributable to an increase in revenues following our acquisitions of TekConnect, Inc. in October 2006 and Sensible Security Solutions in October 2006, educational sales in new markets of approximately $2,800,000 and increase in service projects in our Southwest region.

Our product sales increased to $22,040,000 during the three months ended September 30, 2007 from $16,783,000 during the three months ended September 30, 2006. This $5,257,000, or 31%, increase resulted primarily from the additional product sales generated by our acquisitions of TekConnect, Inc. and Sensible Security Solutions and increased educational sales in new geographic markets.

Our services revenues increased to $8,042,000 during the three months ended September 30, 2007 from $4,994,000 during the three months ended September 30, 2006. This $3,048,000, or 61% increase, is primarily attributable to the additional services revenue generated by our recent acquisitions and an increase in projects in our Southwest region.

Our customers are primarily state and local government entities and mid-sized corporations in diversified industries. For the three months ended September 30, 2007, 37% of our revenues were derived from commercial clients, compared to 34% from government agencies and 29% from educational institutions. For the three months ended September 30, 2006, 38% of our revenues were derived from commercial clients, compared to 41% from government agencies and 21% from educational institutions.

Gross profit. Gross profit increased to $4,928,000 for the three months ended September 30, 2007 from $3,616,000 for the three months ended September 30, 2006, an increase of 36%. Our gross margins remained approximately the same, at 17%, for the two comparative periods. We will continue to focus on improving our overall level of service utilization with respect to consultants throughout the company, and a greater mix of higher-end services. We continue to expect product margins to be subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We intend to meet the challenges of aggressive price reductions and discount pricing by certain product suppliers by focusing our offerings around relatively higher margin practice areas, including security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins, especially for our sale of products, and compete profitably in all areas, given the intense competition that exists in the IT industry.

Selling expenses. Selling expenses increased to approximately $3,770,000 for the three months ended September 30, 2007 from $2,593,000 in the three months ended September 30, 2006. The 45% increase in selling expenses is primarily the result of increased revenue from organic growth and acquisitions, expansion of offices into new geographic markets and growth in our sales team in our Southwest market.

As a percentage of total revenues, selling expenses were 13% during the three months ended September 30, 2007, compared to 12% for the same three months ended September 30, 2006.

General and administrative expenses. General and administrative expenses increased to approximately $1,662,000 for the three months ended September 30, 2007 from approximately $1,343,000 for the three months ended September 30, 2006. This increase in general and administrative expenses is primarily the result of support costs related to acquisitions and revenue growth and costs related to a settlement agreement. As a percent of revenues, general and administrative expenses declined slightly between the two periods, from 6% to 5%.

Depreciation and amortization expense. Depreciation and amortization expense decreased to approximately $669,000 for the three months ended September 30, 2007 from approximately $693,000 during the same three months ended September 30, 2006. The decrease is primarily due to the certain customer lists of prior acquisitions having been fully amortized.

Interest expense. Interest expense for the three months ended September 30, 2007 increased to $2,014,000, as compared to $1,554,000 for the three months ended September 30, 2006, primarily due to significantly higher non-cash interest of approximately $1,377,000 for the three months ended September 30, 2007 compared to only $1,150,000 for the three months ended September 30, 2006. For the three months ended September 30, 2007, the non-cash amortization on the debt discounts on the Senior Notes and Junior notes was approximately $432,000 and $193,000, respectively. Fees incurred on the NETF APA and APLA agreements were approximately $635,000. On September 30, 2007, the Company elected to pay in kind the interest on the Senior Notes of approximately $214,000 and $453,000 on the Junior Notes. Amortization of deferred financing fees amounted to approximately $28,000. For the three months ended September 30, 2006, the non-cash amortization on the debt discounts on the Senior Notes and Junior notes was approximately $421,000 and $172,000, respectively. Fees incurred on the NETF APA and APLA agreements were approximately $395,000. On September 30, 2006, the Company elected to pay in kind the interest on the Senior Notes of approximately $193,000 and $150,000 on the Junior Notes. Amortization of deferred financing fees amounted to approximately $23,000.

Net loss. Our net loss for the three months ended September 30, 2007 was $3,196,000 compared to a net loss of $2,584,000 for the three months ended September 30, 2006. The increase in net loss is primarily attributable to higher interest expense in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Loss from continuing operations during the three months ended September 30, 2007 includes depreciation and amortization expense of $669,000, non-cash stock based compensation expense of $66,000, and interest expense of $2,014,000 (including non-cash interest of $1,377,000). Loss from operations during the three months ended September 30, 2006 includes depreciation and amortization expense of $693,000, non-cash stock based compensation expense of $528,000, and interest expense of $1,554,000 (including a non-cash portion of $1,150,000).

Liquidity and Capital Resources

We measure our liquidity in a number of ways, as summarized in the following table (in thousands):

	As of Sept. 30, 2007	As of June 30, 2007

Cash and cash equivalents	$1,269	$2,441

Working capital	$2,571	$4,134

Current ratio	1.33:1	1.65:1

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the three months ended September 30, 2007, we used approximately $1,084,000 of cash in our operating activities.

We incurred a net loss of $3,196,000 for the three months ended September 30, 2007, which includes $2,112,000 of non-cash charges resulting from $669,000 of depreciation and amortization, $66,000 in non-cash stock compensation expense, and $1,377,000 in non-cash interest charges.

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

Although we have made substantial efforts to accelerate collections under our company-wide operations, slow collection cycles, ongoing timing differences and efforts to integrate acquired businesses could cause us to seek additional outside financing. Although we believe that we have sufficient capital resources to sustain our business through September 30, 2008, there can be no assurance that unforeseen circumstances will not have a material affect on our operations. These circumstances could require us to take a variety of measures to conserve and/or improve liquidity, including curtailing operations, cutting costs, and seeking additional outside financing. We have not secured any commitments for new financing at this time nor can we provide assurance that any new financing will become available to us on acceptable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. This exposure is related to our normal operating and funding activities. We do not typically invest more than a nominal amount in securities that are subject to interest rate risk, foreign currency exchange risk, commodity price risk or similar types of market risk. Accordingly, a hypothetical 100 basis point adverse move in interest rates would not materially affect the fair market value of our financial investments or our overall financial condition. As of September 30, 2007, we have not used derivative instruments or engaged in hedging activities and are not subject to the types of market risks generally associated with such investments.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, and to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an “accelerated filer” (as defined in the Securities Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended June 30, 2008. Nevertheless, we identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 5) in our internal controls over financial reporting.

The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. We have experienced employee turnover in our accounting department including the position of Chief Financial Officer. As a result, we have experienced difficulty with respect to our ability to record, process and summarize all of the information that we need to close our books and records on a timely basis and deliver our reports to the SEC within the time frames required under the SEC’s rules. We also need to increase the size of our staff and review assignments within our accounting department to ensure we have adequate segregation of duties.

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

On or about July 19, 2006, Pangaea Education Systems, LLC (“Pangaea”) filed a lawsuit against the Company alleging unfair competition, reverse passing off, misappropriation of trade secrets, copyright infringement and breach of contract arising out of services performed in 2003 (the “Action”). On September 11, 2007 the Company entered into a settlement agreement with Pangaea and in exchange for a complete release from any further liability, the Company agreed to pay $47,500 to Pangaea.

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

DYNTEK, INC.

By:	/s/ Casper W. Zublin, Jr.
Casper W. Zublin, Jr.
Chief Executive Officer

Date: November 19, 2007

By:	/s/ David W. Berry
David W. Berry
Chief Financial Officer

Date: November 19, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

* Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.